Form 10QSB
period 1997-09-26
TEKNI PLEX INC
filed 1997-11-10
CIK 1039542

                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 26, 1997

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from  __________________ to ___________________

                   Commission file number 333-28157

                                TEKNI PLEX, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                  22-3286312
---------------------------------         ------------------------------------
  (State or other jurisdiction            (IRS Employer Identification Number)
of incorporation or organization)

201 Industrial Parkway, Somerville NJ 08876
--------------------------------------------------------------------------------
(Address of principal executive office)

 Issuer's telephone number: 908-722-4800


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

                                TEKNI-PLEX, INC.

                                                                        Page #
PART I.  FINANCIAL INFORMATION
    ITEM 1.  Financial Statements

        Balance Sheet as of September 26, 1997 and June 27, 1997............. 3

        Statements of operations for the three months ended
          September 26, 1997 and September 27, 1996.......................... 4

        Statements of cash flows for the three months ended
          September 26, 1997 and September 27, 1996.......................... 5

        Notes to consolidated financial statements......................... 6-7

    ITEM 2.  Management's Discussion and Analysis of financial Condition and Results of Operations....................................... 8

PART II. OTHER INFORMATION

    ITEM 1. Legal proceedings................................................ 9

    ITEM 2. Changes in securities............................................ 9

    ITEM 3. Defaults upon senior securities.................................. 9

    ITEM 4. Submission of matters to a vote of securities holders............ 9

    ITEM 5. Other information................................................ 9

    ITEM 6. Exhibits and reports on Form 8-K................................. 9

                                TEKNI-PLEX, INC.
                                 BALANCE SHEETS

                                             September 26, 1997
                                                 (Unaudited)      June 27, 1997
                                             ------------------   -------------
Assets
Current:
  Cash                                            $  12,956,000   $  11,095,000
  Accounts receivable                                15,089,000      12,688,000
  Inventories                                        13,363,000      13,315,000
  Refundable income taxes                                             1,083,000
  Deferred income taxes                               1,500,000       1,500,000
  Prepaid expenses and other current assets           2,432,000       2,030,000
                                                  -------------   -------------
         Total current assets                        45,340,000      41,711,000
Property, plant and equipment, net                   42,409,000      42,389,000
Intangible assets                                    37,953,000      36,967,000
Deferred charges                                      4,849,000       5,205,000
Other assets                                            518,000       2,757,000
                                                  -------------   -------------
                                                  $ 131,069,000   $ 129,029,000
                                                  =============   =============
Liabilities and Stockholders' Equity
Current liabilities:
  Line of credit                                  $     276,000   $          --
  Current portion of long term debt                      51,000              --
  Accounts payable trade                              7,241,000       6,139,000
  Accrued payroll and benefits                          805,000       5,189,000
  Accrued interest                                    4,189,000              --
  Accrued liabilities - other                         3,053,000       4,433,000
                                                  -------------   -------------
         Total current liabilities                   15,615,000      15,761,000
  Long-term debt                                     75,058,000      75,000,000
  Deferred income taxes                               7,084,000       7,255,000
  Other liabilities                                     610,000         616,000
                                                  -------------   -------------
         Total liabilities                           98,367,000      98,632,000
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, authorized
    20,000 shares, issued and outstanding
    1,707 shares                                             --              --
  Additional paid-in capital                         41,473,000      41,473,000
  Retained deficit                                   (8,771,000)    (11,076,000)
                                                  -------------   -------------
         Total stockholders' equity                  32,702,000      30,397,000
                                                  -------------   -------------
                                                  $ 131,069,000   $ 129,029,000
                                                  =============   =============

                 See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                            STATEMENTS OF OPERATIONS

                                                  Quarter ended
                                                    September     Quarter ended
                                                     26, 1997       September
                                                   (unaudited)       27, 1996
                                                  -------------  -------------
Net sales                                          $37,791,000    $35,167,000

Cost of sales                                       27,857,000     26,546,000
                                                   -----------    -----------
         Gross profit                                9,934,000      8,621,000

Operating expenses:

  Selling, general and administrative                4,048,000      4,414,000
                                                   -----------    -----------
         Income from operations                      5,886,000      4,207,000

Other expenses:

  Interest, net                                      2,109,000      1,901,000

  Other                                                 72,000        249,000
                                                   -----------    -----------
         Income before provision for income taxes    3,705,000      2,057,000

Provision for income taxes                           1,400,000        780,000
                                                   -----------    -----------
Net (loss) income                                  $ 2,305,000    $ 1,277,000
                                                   ===========    ===========

                 See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                            STATEMENTS OF CASH FLOWS

                                                  Quarter ended
                                                    September     Quarter ended
                                                     26, 1997       September
                                                   (unaudited)       27, 1996
                                                  -------------  -------------
Cash flows from operating activities:
  Net income                                         $  2,305,000   $ 1,277,000
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                     2,423,000     2,568,000
      Deferred income taxes                              (170,000)     (171,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                (1,489,000)   (1,273,000)
    Inventories                                           304,000      (711,000)
    Prepaid expenses and other current assets             619,000       794,000
    Income taxes                                               --     1,117,000
    Accounts payable                                    1,102,000     5,794,000
    Accrued interest                                    2,151,000       337,000
    Accrued expenses                                   (3,910,000)     (420,000)
                                                     ------------   -----------
         Net cash provided by
            operating activities                        3,335,000     9,312,000
                                                     ------------   -----------
Cash flows from investing activities:
  Capital expenditures                                 (1,221,000)     (892,000)
  Acquisitions                                         (2,292,000)           --
  Deposits                                              2,240,000       127,000
                                                     ------------   -----------
         Net cash used in investing
            activities                                 (1,273,000)     (765,000)
                                                     ------------   -----------
Cash flows from financing activities:
  Net borrowings (repayments) under
    line of credit                                             --    (3,319,000)
  Repayments of long-term debt                           (201,000)     (599,000)
                                                     ------------   -----------
         Net cash used in
           financing activities                          (201,000)   (3,918,000)
                                                     ------------   -----------
Net increase in cash                                    1,861.000     4,629,000
Cash, beginning of period                              11,095,000     1,048,000
                                                     ------------   -----------
Cash, end of period                                  $ 12,956,000   $ 5,677,000
                                                     ============   ===========
Supplemental cash flow information:
  Cash paid for:
    Interest                                         $         --   $ 1,390,000
    Income taxes                                          529,000        56,000
                                                     ============   ===========
Investing activities:
  The Company purchased certain assets
        and assumed certain liabilities of
        PurePlast, Inc. effective July 3,
        1997, for approximately $2,292,000
        in cash. In conjunction with the
        acquisition, liabilities were assumed
        as follows:
      Fair value of assets acquired                  $ 1,802,000
      Goodwill                                         1,734,000
      Cash paid                                       (2,292,000)
                                                     -----------
         Liabilities assumed                         $ 1,244,000
                                                     ===========


                 See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - GENERAL

Tekni-Plex, Inc. is a New Jersey based manufacturer of primary packaging materials for the pharmaceutical, food, foodservice disposables and telecommunications industries. The Company is organized into two operating groups. The Flexible Packaging Group produces printed and unprinted multi-layer constructions of plastic, paper and metal films and sheets, with emphasis on pharmaceutical applications. The Foam Products Group primarily produces polystyrene foam packaging products for the food and foodservice disposables industries.

The results for the three months ended September 26, 1997 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of operations for the period presented and the consolidated balance sheet at September 26, 1997. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company's Annual Report on form S-4 for the year ended June 27, 1997.

NOTE 2 - INVENTORIES

Inventories as of June 27, 1997 and June 28, 1996 are summarized as follows:

                                  September 26, 1997  June 27, 1997
                                  ------------------  -------------
Raw materials                          $5,736,000       $5,943,000
Work-in-process                         3,486,000        3,362,000
Finished goods                          4,141,000        4,010,000
                                  ------------------  -------------
                                      $13,363,000      $13,315,000
                                  ==================  =============

NOTE 3 - DEBT

Debt consists of the following:

                                  September 26, 1997  June 27, 1997
                                  ------------------  -------------
Senior subordinated notes (a)          $75,000,000      $75,000,000
Other (b)                                  385,000                -
                                  ------------------  -------------
                                        75,385,000       75,000,000
Less: Current maturities                   327,000                -
                                  ------------------  -------------
                                       $75,058,000      $75,000,000
                                  ==================  =============

(a) On April 4, 1997, the Company issued $75,000,000 of 11 1/4% ten year notes. Interest on the notes is payable semi-annually. These proceeds along with a capital contribution of $18,373,000 were used to repay the balance of $36,800,000 on the credit facility, repay the senior subordinated notes of $25,200,000, including a prepayment penalty of $1,200,000 and repurchase the redeemable warrants for $20,000,000. These transactions resulted in an extraordinary loss of approximately $20,666,000. The extraordinary loss was comprised of (i) the prepayment penalty of $1,200,000 and the write-off of deferred financing costs and debt discount of $3,449,000 net of the combined tax benefit of $1,757,000 and (ii) the loss of the repurchase of the warrant of $17,773,000. The fair value of the warrants was determined pursuant to the contractually agreed value among the relevant parties.

(b)  PurePlast has loan facilities as follows:

      o Line of credit for $722,000 at the prime rate, plus 1/4%. The line is due on demand and is unsecured. There is $276,000 outstanding at September 26, 1997.

      o Term loan in the amount of $109,000. The loan is due in monthly payments of $4,000, plus interest at prime, plus 1 1/4%

NOTE 4 - CONTINGENCIES

The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   TEKNI-PLEX, INC.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In additon to historical information, this Quarterly Report contains forward-looking statements relating to such matters as anticipated financial performance, business propects, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operation, performance, development and results of the Company's business include, but are not limited to, those matters discussed herein in the sections entitled Part I, Item 1-Management's Discussion and Analysis of Financial Condition and Results of operations and
Part II, Item 1-Legal Proceedings. The words "believe", "expect", "anticipate", "project" and similar expressions identify forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statemtns to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files from time to time with Securities and Exchange Commission, including without limitation, the Company's Form S-4 for the year ended June 27, 1997.

First three months of 1998 Compared with the first three months of 1997

Net Sales increased to $37.8 million for the three months ended September 26, 1997 from $35.2 million for the three months ended September 26, 1996. This represents an increase of $2.6 million or 6.9%. The increased sales are primarily attributed to the acquisition of PurePlast and the intensive efforts to expand our market in the flexible packaging division.

Cost of Goods Sold increased to $27.9 million for the three months ended September 26, 1996. Expressed as a percentage of net sales, cost of goods sold improved to 73.7% for the three months ended September 26, 1997 from 75.5% for the three months ended September 27, 1996. The decline in cost of goods sold as a percentage of net sales was due primarily to a decline in raw material costs, continued reductions in overhead costs and improved fixed cost absorption from higher sales volumes.

Gross Profit as a result, increased to $9.9 million or 26.2% of net sales for the three months ended September 26, 1997, from $8.6 million or 24.5% of net sales for the same period in 1996.

Selling, general and administrative expenses decreased to $4.0 million or 10.7% from $4.4 million or 12.6% due primarily to decreased administrative expense.

Operating profit increased to $5.9 million or 15.6% of net sales for the three months ended September 26, 1997, from $4.2 or 12.0% for the same period in 1996, for the reasons stated above.

Interest expense increased to $2.1 million or 5.6% of net sales for the three months ended September 26, 1997, from $1.9 million or 5.4% of net sales for the same period in 1996 due primarily to a restructuring of our debt from notes to bonds.

Provision for income taxes increased to $1.4 million or 3.7% of net sales for the three months ended September 26, 1997, from $.8 million or 2.2% for the same period in 1996. The Company's effective tax rate was 38% for the three months ended September 26, 1997. The increase between periods is due primarily to the utilization of certain state tax carryover losses and credits in the first quarter of fiscal year 1997.

Net income increased to $2.3 million or 6.1% of net sales for the three months ended September 26, 1997, from $1.3 million or 3.6% of net sales for the same period in 1996, for the same reasons discussed above.

New Accounting Pronouncements

In June 1997, SFAS 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS 130 addresses standards for reporting and display of comprehensive income and its components and SFAS 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1999 fiscal year. The Company will be reviewing these pronouncements to determine their applicability to the Company, if any.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                TEKNI-PLEX, INC.

PART II.  Other Information

     Item 1. Legal Proceedings

             The Company is a party to various legal proceedings arising in the normal conduct of business. Managment believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

     Item 2. Changes in Securities

             none

     Item 3. Defaults Upon Senior Securities

             none

     Item 4. Submission of Matters to a Vote of Securities holders not applicable

     Item 5. Other Information

             none

     Item 6. Exhibits and Reports on Form 8-K

             none

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                TEKNI-PLEX, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TEKNI-PLEX, INC.

November 10, 1997

                                       By: /s/ F. Patrick Smith
                                           ----------------------------------
                                           F. Patrick Smith
                                           Chairman of the Board



                                       By: /s/ Kenneth W. R. Baker
                                           -------------------------------------
                                           Kenneth W. R. Baker
                                           President and Chief Operating Officer
                                           Principal Financial Officer