Form 10-Q
period 1997-12-26
TEKNI PLEX INC
filed 1998-02-11
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---      ACT OF 1934
         For the quarterly period ended December 26, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

         For the transition period from             to

                        Commission file number 333-28157

                                TEKNI PLEX, INC.
        (Exact name of small business issuer as specified in its charter)


             New Jersey                                 22-3286312
(State or other jurisdiction                (IRS Employer Identification Number)
  of incorporation or organization)



201 Industrial Parkway,
Somerville, New Jersey 08876                (908) 722-4800
(Address of principal executive office)     Issuer's telephone number:


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

                                TEKNI-PLEX, INC.


                                                                                          Page #
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

           Balance Sheet as of December 26, 1997
             and June 27, 1997..................................................            3

           Statements of operations for the six months and three months
             ended December 26, 1997 and December 27,1996.......................            4

           Statements of cash flows for the six months ended
             December 26, 1997 and December 27, 1996............................            5

           Notes to consolidated financial statements...........................            6

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS........................................            8

PART II. OTHER INFORMATION

      ITEM 1.     Legal proceedings.............................................            9

      ITEM 2.     Changes in securities.........................................            9

      ITEM 3.     Defaults upon senior securities...............................            9

      ITEM 4.     Submission of matters to a vote of securities holders.........            9

      ITEM 5.     Other information.............................................            9

      ITEM 6.     Exhibits and reports on Form 8-K..............................            9

                                TEKNI-PLEX, INC.
                                 BALANCE SHEETS


                                                            DECEMBER 26,1997           June 27, 1997
                                                              (UNAUDITED)
                                                            ----------------          --------------
ASSETS
CURRENT:
   Cash                                                     $  9,235,000             $ 11,095,000
   Accounts receivable                                        15,055,000               12,688,000
   Inventories                                                13,893,000               13,315,000
   Refundable income taxes                                             -                1,083,000
   Deferred income taxes                                       1,172,000                1,500,000
   Prepaid expenses and other current assets                   2,091,000                2,030,000
                                                            ------------             ------------
              TOTAL CURRENT ASSETS                            41,446,000               41,711,000
PROPERTY, PLANT AND EQUIPMENT, NET                            41,646,000               42,389,000
INTANGIBLE ASSETS                                             42,391,000               36,967,000
DEFERRED CHARGES                                               4,920,000                5,205,000
OTHER ASSETS                                                     281,000                2,757,000
                                                            ------------             ------------
                                                            $130,684,000             $129,029,000
                                                            ------------             ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long term debt                        $    564,000              $         -
   Accounts payable trade                                      5,674,000                6,139,000
   Accrued payroll and benefits                                1,956,000                5,189,000
   Accrued interest                                            2,119,000                2,038,000
   Income tax payable                                          1,375,000                        -
   Accrued liabilities - other                                 1,358,000                2,395,000
                                                            ------------             ------------
              TOTAL CURRENT LIABILITIES                       13,046,000               15,761,000
Long-term debt                                                75,044,000               75,000,000
Deferred income taxes                                          6,967,000                7,255,000
Other liabilities                                                556,000                  616,000
                                                            ------------             ------------
              TOTAL LIABILITIES                               95,613,000               98,632,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
        Common stock                                                   -                        -
   Additional paid-in capital                                 4 1,473,000               41,473,000
   Cumulative currency translation adjustment                     (67,000)                      --
   Retained deficit                                            (6,335,000)             (11,076,000)
                                                            -------------             -------------
              TOTAL STOCKHOLDERS' EQUITY                       35,071,000               30,397,000
                                                            -------------             -------------
                                                             $130,684,000             $129,029,000
                                                            -------------             -------------


                 See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                            STATEMENTS OF OPERATIONS

                                                            Three months ended                       Six months ended

                                                   DECEMBER 26,1997    DECEMBER 27, 1996    December 26, 1997    December 27,1996

                                                                (UNAUDITED)                             (Unaudited)
                                                   -------------------------------------    -------------------------------------
NET SALES                                            $ 37,831,000        $ 36,428,000         $ 75,622,000         $ 71,595,000
COST OF SALES                                          27,367,000          26,914,000           55,224,000           53,460,000
                                                     ------------        ------------         ------------         ------------
              GROSS PROFIT                             10,464,000           9,514,000           20,398,000           18,135,000
OPERATING EXPENSES:
   Selling, general and administrative                  4,207,000           2,736,000            8,255,000            7,150,000
                                                     ------------        ------------         ------------         ------------
              INCOME FROM OPERATIONS                    6,257,000           6,778,000           12,143,000           10,985,000
OTHER EXPENSES:
   Interest, net                                       (2,227,000)         (2,228,000)          (4,336,000)          (4,129,000)
   Other                                                  (87,000)           (191,000)            (159,000)            (440,000)
                                                     ------------        ------------         ------------         ------------
              INCOME BEFORE PROVISION                   3,943,000           4,359,000            7,648,000            6,416,000

              PROVISION FOR INCOME TAXES                1,507,000           1,475,000            2,907,000            2,255,000
                                                     ------------        ------------         ------------         ------------
NET INCOME                                           $  2,436,000        $  2,884,000         $  4,741,000         $  4,161,000
                                                     ------------        ------------         ------------         ------------




                 See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                            STATEMENTS OF CASH FLOWS

                                                                     SIX MONTHS ENDED    Six months ended
                                                                     DECEMBER 26,1997    December 27,1996
                                                                     ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (Unaudited)         (Unaudited)
   Net income                                                         $ 4,741,000        $ 4,161,000
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                   4,793,000          5,179,000
        Deferred income taxes                                              40,000            705,000
   Changes in operating assets and liabilities:
        Accounts receivable                                            (1,454,000)        (1,279,000)
        Inventories                                                      (225,000)          (861,000)
        Prepaid expenses and other current assets                         147,000            717,000
        Income taxes                                                    2,458,000            989,000
        Accounts payable and accrued expenses                          (1,206,000)         1,103,000
        Accrued interest                                                   81,000            347,000
        Accrued expenses                                               (4,409,000)        (1,153,000)
                                                                      -----------         ----------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,966,000          9,908,000
                                                                       ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                           (1,939,000)        (1,402,000)
        Acquisitions                                                   (2,292,000)                --
        Investment in PureTec                                          (5,263,000)                --
        Deposits                                                        2,485,000           (369,000)
                                                                        ----------        -----------
              NET CASH USED IN INVESTING ACTIVITIES                    (7,009,000)        (1,771,000)
                                                                       ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                                    --          (160,000)
        Net borrowings (repayments) under line of credit                  213,000         (4,853,000)
        Repayments of long-term debt                                      (30,000)        (1,552,000)
                                                                       ----------        -----------
              NET CASH USED IN FINANCING ACTIVITIES                       183,000         (6,565,000)
                                                                       ----------        -----------
NET INCREASE (DECREASE) IN CASH                                        (1,860,000)         1,572,000
CASH, BEGINNING OF PERIOD                                              11,095,000          1,048,000
                                                                     ------------        -----------
CASH, END OF PERIOD                                                   $ 9,235,000        $ 2,620,000
                                                                     ------------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                   $ 4,236,000        $ 3,330,000
           Income taxes                                                   409,000            525,000
                                                                     ------------       -----------
INVESTING ACTIVITIES:
The Company purchased certain assets and assumed
certain liabilities of PurePlast, Inc. effective July 3, 1997, for approximately $2,292,292,000 in cash. In conjunction
with the acquisition, liabilities were assumed as follows:
           Fair value of assets acquired                              $ 1,802,000
           Goodwill                                                     1,734,000
           Cash paid                                                   (2,292,000)
                                                                      -----------
              LIABILITIES ASSUMED                                       1,244,000
                                                                      -----------




                 See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS




NOTE 1 - GENERAL

Tekni-Plex, Inc. is a New Jersey based manufacturer of primary packaging materials for the pharmaceutical, food, foodservice disposables industries. The Company is organized into two operating groups. The Flexible Packaging Group produces printed and unprinted multi-layer constructions of plastic, paper and metal films and sheets, with emphasis on pharmaceutical applications. The Foam Products Group primarily produces polystyrene foam packaging products for the food and foodservice disposables industries.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information to the audited financial statements and footnotes thereto included in the Company's Annual Report on form S-4 for the year ended June 27, 1997.

NOTE 2 - INVENTORIES

Inventories as of December 26, 1997 and June 27, 1997 are summarized as follows:

                                        DECEMBER 26, 1997          June 27, 1997
                                        -----------------          -------------
Raw materials                             $ 6,226,000             $ 5,943,000
Work-in-process                             3,542,000               3,362,000
Finished goods                              4,125,000               4,010,000
                                          -----------             -----------
                                          $13,893,000             $13,315,000
                                          -----------             -----------



NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:


                                         DECEMBER 26, 1997         June 27, 1997
                                         -----------------         -------------
Senior subordinated notes (a)              $75,000,000            $75,000,000
Other (b)                                      608,000                     --
                                           -----------            -----------
                                            75,608,000             75,000,000
Less: Current maturities                       564,000                     --
                                           -----------            -----------
                                           $75,044,000            $75,000,000
                                           -----------            -----------

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



(a) On April 4, 1997, the Company issued $75,000,000 of 11-1/4% ten year notes. Interest on the notes is payable semi-annually.

(b) PurePlast has loan facilities as follows:

         Line of credit for $722,000 (CDN $1,000,000) at prime rate, plus -1/4%. The line is due on demand and is unsecured. There is $515,000 (CDN $738,000) outstanding at September 26, 1997.

         Term loan in the amount of $93,000 (CDN $133,000). The loan is due in monthly payments of $4,000 (CDN $6,000), plus interest at prime, plus 1-1/4%.

NOTE 4 - CONTINGENCIES

The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



                                 TEKNI-PLEX,INC.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SECOND THREE MONTHS OF 1998 COMPARED WITH THE SECOND THREE MONTHS OF 1997

NET SALES increased to $37.8 million for the three months ended December 26, 1997 from $36.4 million for the three months ended December 27, 1996. This represents an increase of $1.4 million or 3.9%. The increased sales are primarily attributed to the acquisition of PurePlast, and increased demand for the Company's pharmaceutical packaging products.

Cost of Goods Sold increased to $27.4 million for the three months ended December 26, 1997 from $26.9 million for the three months ended December 27, 1996. Expressed as a percentage of net sales, cost of goods sold fell to 72.3% for the three months ended December 26, 1997 from 73.9% for the three months ended December 27, 1996. The decline in cost of goods sold as a percentage of net sales was due primarily to continued reductions in overhead costs and improved fixed cost absorption from higher sales volumes.

Gross Profit as a result, increased to $10.5 million or 27.7% of net sales for the three months ended December 26, 1997, from $9.5 million or 26.1% of net sales for the same period in 1996.

Selling, general and administrative expenses increased to $4.2 million or 11.1% of net sales for the three months ended December 26, 1997 from $2.7 million or 7.5% of net sales for the same period in 1996. This is due primarily to increased administrative costs and higher selling expenses associated with the global expansion of the Company's pharmaceutical business.

Operating profit decreased to $6.3 million or 16.5% of net sales for the three months ended December 26, 1997, from $6.8 million or 18.6% for the same period in 1996, for the reasons stated above.

Interest expense remained steady at $2.2 million or 5.9% of net sales for the three months ended December 26, 1997, from $2.2 million or 6.1% of net sales for the same period in 1996.

Provision for income taxes remained steady at $1.5 million or 4.0% of net sales for the three months ended December 26, 1997, from $1.5 million or 4.0% for the same period in 1996. The Company's effective tax rate was 38% for the three months ended December 26, 1997 compared to 35% for the same period in 1996. The increase between periods is due primarily to the expiration of tax carryover losses and credits.

Net income decreased to $2.4 million or 6.4% of net sales for the three months ended December 26, 1997, from $2.9 million or 7.9% of net sales for the same period in 1996, for the same reasons discussed above.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



                                TEKNI-PLEX, INC.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First six months of 1998 Compared with the first six months of 1997

Net Sales increased to $75.6 million for the six months ended December 26, 1997 from $71.6 million for the six months ended December 27, 1996. This represents an increase of $4.0 million or 5.6%. The increased sales are primarily attributed to increased demand for the Company's pharmaceutical packaging products, and the acquisition of PurePlast.

Cost of Goods Sold increased to $55.2 million for the six months ended December 26, 1997 from $53.5 million for the six months ended December 27, 1996. Expressed as a percentage of net sales, cost of goods sold fell to 73.0% for the six months ended December 26, 1997 from 74.7% for the six months ended December 27, 1996. The decline in cost of goods sold as a percentage of net sales was due primarily to a decline in raw material costs, continued reductions in overhead costs and improved fixed cost absorption from higher sales volumes.

Gross Profit as a result, increased to $20.4 million or 27.0% of net sales for the six months ended December 26, 1997, from $18.1 million or 25.3% of net sales for the same period in 1996.

Selling, general and administrative expenses increased to $8.3 million or 10.9% of net sales for the six months ended December 26, 1997 from $7.2 million or 10.0% of net sales for the same period in 1996. This is due primarily to increases in administrative costs and higher selling expenses associated with the global expansion of the Company's pharmaceutical business.

Operating profit increased to $12.1 million or 16.1% of net sales for the six months ended December 26, 1997, from $11.0 million or 15.3% for the same period in 1996, for the reasons stated above.

Interest expense increased to $4.3 million or 5.7% of net sales for the six months ended December 26, 1997, from $4.1 million or 5.8% of net sales for the same period in 1996 due primarily to a restructuring of the Company's debt from notes to bonds.

Provision for income taxes increased to $2.9 million or 3.8% of net sales for the six months ended December 26, 1997, from $2.3 million or 3.1% for the same period in 1996. The Company's effective tax rate was 38% for the six months ended December 26, 1997 compared to 35% for the same period in 1996.. The increase between periods is due primarily to the expiration of tax carryover losses and credits.

Net income increased to $4.7 million or 6.2% of net sales for the six months ended December 26, 1997, from $4.1 million or 5.8% of net sales for the same period in 1996, for the same reasons discussed above.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



                                TEKNI-PLEX, INC.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 26, 1997, net cash provided by operating activities was $5.0 million compared to $9.9 million for the same period in 1996. This was due primarily to the decrease in liabilities between periods.

Working capital at December 26, 1997 was $28.4 million compared to $26.0 million. The increase working capital at December 26, 1997 was due primarily to higher accounts receivable and inventory associated with increased sales.

As of December 26, 1997 and June 27, 1997, there was no outstanding balance under $75 million revolving credit line of the Existing Credit Facility.

The Company's capital expenditures for the six months ended December 26, 1997 and December 27, 1996 were $1.9 million and $1.4 million respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements needed to address air emissions at three of the Company's manufacturing facilities, and the Company pursues new development and cost-reduction opportunities. Management has identified potential capital investment opportunities of approximately $5.1 million for the calendar year 1998 in addition to approximately $3.0 million of non-discretionary capital expenditures anticipated during such period.

Apart from acquisitions, the Company's principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds from the current and anticipated credit facilities will be sufficient to meet the Company's expected debt service requirements, planned capital expenditures, and operating needs.


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

        Item 1.   Legal Proceedings
                      none

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



                                       TEKNI-PLEX, INC.


February 6, 1998

                                       By: /s/ F. Patrick Smith
                                           -------------------------------------
                                           F. Patrick Smith
                                           Chairman of the Board and
                                           Chief Executive Officer



                                       By: /s/ Kenneth W. R. Baker
                                           -------------------------------------
                                           Kenneth W. R. Baker
                                           President and Chief Operating Officer
                                           and Chief Accounting Officer