Form 10-Q
period 1998-03-27
TEKNI PLEX INC
filed 1998-05-11
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 27, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      EXCHANGE ACT

             For the transition period from            to
                             Commission file number

                               TEKNI - PLEX, INC.
        (Exact name of small business issuer as specified in its charter)

          New Jersey                                     22-3286312
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation or organization)

201 Industrial Parkway                                 (908) 722-4800
Somerville, New Jersey 08876                      Issuer's telephone number:
(Address of principal executive office)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

                                TEKNI-PLEX, INC.

                                                                          Page #

PART I.  FINANCIAL INFORMATION
   ITEM 1.  FINANCIAL STATEMENTS

        Balance Sheet as of March 27, 1998
          and June 27, 1997................................................3

        Statements of operations for the nine months and three months ended March 27, 1998 and March 28,1997...........................4

        Statements of cash flows for the nine months ended
          March 27, 1998 and March 28, 1997................................5-6

        Notes to consolidated financial statements.........................7-13

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS......................................14-16

PART II. OTHER INFORMATION

   ITEM 1.     Legal proceedings...........................................17

   ITEM 2.     Changes in securities.......................................17

   ITEM 3.     Defaults upon senior securities.............................17

   ITEM 4.     Submission of matters to a vote of securities holders.......17

   ITEM 5.     Other information...........................................17

   ITEM 6.     Exhibits and reports on Form 8-K............................19

                                TEKNI-PLEX, INC.
                                 BALANCE SHEETS

                                                     MARCH 27,1998        June 27, 1997
                                                      (UNAUDITED)
                                                     -------------        -------------
ASSETS
CURRENT:
   Cash                                              $  13,065,000        $  11,095,000
   Accounts receivable                                  75,138,000           12,688,000
   Inventories                                          83,153,000           13,315,000
   Refundable income taxes                                      --            1,083,000
   Deferred income taxes                                18,788,000            1,500,000
   Prepaid expenses and other current assets             6,725,000            2,030,000
                                                     -------------        -------------
              TOTAL CURRENT ASSETS                     196,869,000           41,711,000
PROPERTY, PLANT AND EQUIPMENT, NET                     127,920,000           42,389,000
INTANGIBLE ASSETS                                      260,301,000           36,967,000
DEFERRED CHARGES                                        25,451,000            5,205,000
OTHER ASSETS                                             7,608,000            2,757,000
                                                     -------------        -------------
                                                     $ 618,149,000        $ 129,029,000
                                                     -------------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long term debt                 $   5,459,000        $          --
   Accounts payable trade                               41,253,000            6,139,000
   Accrued payroll and benefits                          9,753,000            5,189,000
   Accrued interest                                      6,506,000            2,038,000
   Income tax payable                                      732,000                   --
   Accrued liabilities - other                          37,441,000            2,395,000
                                                     -------------        -------------
                   TOTAL CURRENT LIABILITIES           101,144,000           15,761,000
                                                     -------------        -------------

   Long-term debt                                      397,855,000           75,000,000
   Deferred income taxes                                71,217,000            7,255,000
   Other liabilities                                    11,969,000              616,000
                                                     -------------        -------------
                  TOTAL LIABILITIES                    582,185,000           98,632,000
                                                     -------------        -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock                                            --                   --
   Additional paid-in capital                           41,473,000           41,473,000
   Treasury stock                                         (377,000)                  --
   Cumulative currency translation adjustment              (48,000)                  --
   Retained deficit                                     (5,084,000)         (11,076,000)
                                                     -------------        -------------
                   TOTAL STOCKHOLDERS' EQUITY           35,964,000           30,397,000
                                                     -------------        -------------
                                                     $ 618,149,000        $ 129,029,000
                                                     -------------        -------------


                 See accompanying notes to financial statements.

                                                  TEKNI-PLEX, INC.
                                              STATEMENTS OF OPERATIONS




                                                    Three months ended                      Nine months ended

                                              MARCH 27,            MARCH 28,           March 27,            March 28,
                                                1998                 1997                1998                 1997
                                                        (UNAUDITED)                            (Unaudited)
                                             --------------------------------        ----------------------------------
NET SALES                                    $ 68,388,000        $ 38,233,000        $ 144,010,000        $ 109,828,000

COST OF SALES                                  51,236,000          27,779,000          106,460,000           81,239,000
                                             ------------        ------------        -------------        -------------
   GROSS PROFIT                                17,152,000          10,454,000           37,550,000           28,589,000

OPERATING EXPENSES:

   Selling, general and administrative          9,714,000           4,845,000           17,969,000           11,995,000
                                             ------------        ------------        -------------        -------------
   INCOME FROM OPERATIONS                       7,438,000           5,609,000           19,581,000           16,594,000

OTHER EXPENSES:

   Interest, net                               (4,526,000)         (1,939,000)          (8,862,000)
                                                                                                             (6,068,000)
   Other                                         (276,000)            (84,000)            (435,000)            (524,000)
                                             ------------        ------------        -------------        -------------
   INCOME BEFORE PROVISION FOR

          INCOME TAXES                          2,636,000           3,586,000           10,284,000           10,002,000

   PROVISION FOR INCOME TAXES                   1,385,000           1,300,000            4,292,000            3,555,000
                                             ------------        ------------        -------------        -------------
NET INCOME                                   $  1,251,000        $  2,286,000        $   5,992,000        $   6,447,000
                                             ------------        ------------        -------------        -------------


                                                                               4
                See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                            STATEMENTS OF CASH FLOWS




                                                                    NINE MONTHS ENDED      Nine months ended
                                                                      MARCH 27,1998          March 28,1997
                                                                    -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                  (Unaudited)            (Unaudited)
   Net income                                                        $   5,992,000             $  6,447,000
   Adjustments to reconcile net income to net cash provided by
   Operating activities:
        Depreciation and amortization                                    8,167,000                7,814,000
        Deferred income taxes                                              674,000                1,080,000
   Changes in operating assets and liabilities:
         Accounts receivable                                            (7,010,000)                (816,000)
         Inventories                                                    (1,683,000)                (538,000)
         Prepaid expenses and other current assets                      (2,510,000)                (233,000)
         Income taxes                                                    1,815,000                  (99,000)
         Accounts payable                                                3,117,000                  249,000
         Accrued interest                                                4,163,000                 (993,000)
         Accrued expenses                                                5,286,000                  379,000
                                                                     -------------             ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                   18,011,000               13,290,000
                                                                     -------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                           (3,184,000)              (2,751,000)
         Acquisitions                                                 (309,668,000)                      --
         Purchase of treasury stock                                       (377,000)                      --
         Deposits and other assets                                         (39,000)                 (22,000)
                                                                     -------------             ------------
            NET CASH USED IN INVESTING ACTIVITIES                     (313,268,000)              (2,773,000)
                                                                     -------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Debt financing costs                                           (17,978,000)                 (28,000)
        Borrowings/payments under line of credit                           209,000               (6,583,000)
        Borrowings/repayments of long-term debt                        314,996,000               (3,125,000)
                                                                     -------------             ------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        297,227,000               (9,736,000)
                                                                     -------------             ------------
NET INCREASE IN CASH                                                     1,970,000                  781,000
CASH, BEGINNING OF PERIOD                                               11,095,000                1,048,000
                                                                     -------------             ------------
CASH, END OF PERIOD                                                  $  13,065,000             $  1,829,000
                                                                     -------------             ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                  $   4,308,000             $  4,214,000
           Income taxes                                                  3,268,000                2,760,000
                                                                     -------------             ------------

                 See accompanying notes to financial statements.

                                TEKNI-PLEX, INC.
                            STATEMENTS OF CASH FLOWS



INVESTING ACTIVITIES:

The Company purchased certain assets and assumed certain liabilities of PurePlast, Inc. effective July 3, 1997, for approximately $2,292,000 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

eFair value of assets acquired                                      $ 1,802,000
Goodwill                                                              1,734,000
Cash paid                                                            (2,292,000)
                                                                    -----------
     LIABILITIES ASSUMED                                              1,244,000
                                                                    -----------



The Company purchased the stock of PureTec Corporation effective March 3, 1998, for approximately $310,000,000 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

Fair Value of Assets                                              $ 231,000,000
Goodwill                                                            224,000,000
Cash paid                                                          (310,000,000)
                                                                  -------------
     LIABILITIES ASSUMED                                          $ 145,000,000
                                                                  -------------

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - GENERAL

Tekni-Plex, Inc. is a Delaware Corporation based in New Jersey, and is a leading manufacturer in a number of related markets for plastic products and materials. These include medical and pharmaceutical applications and a wide variety of high value-added packaging products.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information to the audited financial statements and footnotes thereto included in the Company's Annual Report on form S-4 for the year ended June 27, 1997.

NOTE 2 - ACQUISITIONS

On March 3, 1998, the Company purchased 100% of the common stock of PureTec Corporation ("PureTec") for approximately $310,000,000. The acquisition is recorded under the purchase method and PureTec's operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $224,000,000 has been recorded, which is being amortized over 15 years.

In connection with the acquisition, a reserve of $18,000,000 has been established for the costs to integrate PureTec's operations with the Company and to eliminate duplicate personnel.

The following table presents the unaudited pro forma result of operations as though the acquisition of PureTec occurred on June 29, 1996:

                                              Nine Months           Year Ended
                                            March 27, 1998        June 27, 1997
                                            --------------        -------------
Net Sales                                   $ 341,895,000         $ 460,070,000

Operating Profit                               28,796,000            40,703,000

Loss from Continuing Operations                (5,565,000)           (3,938,000)

The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

On July 3, 1997, the Company purchased 100% of the stock of PurePlast, Inc. ("PurePlast") for $2,292,000. Pro forma results of operations, assuming the PurePlast acquisition had occurred on June 29, 1996, would not be materially different from the results presented.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INVENTORIES

Inventories as of March 27, 1998 and June 27, 1997 are summarized as follows:


                                           MARCH 27, 1998           June 27, 1997
                                           --------------           -------------
Raw materials                                $27,765,000             $ 5,943,000

Work-in-process                                5,326,000               3,362,000

Finished goods                                50,062,000               4,010,000
                                             -----------             -----------
                                             $83,153,000             $13,315,000
                                             -----------             -----------

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

Quarter Ended                                                   MARCH 27,                 June 27,
                                                                  1998                      1997
                                                              ------------              -----------
Senior subordinated notes issued March 3,
1998 at 9 1/4% due March 1, 2008. Interest
payable semi-annually.                                         200,000,000                       --

Senior subordinated notes issued April 4,
1997 at 11 1/4% due April 1, 2007. Interest
payable semi-annually.                                          75,000,000               75,000,000

Term notes are payable in increasing
quarterly principal installments commencing
June 3, 1998 with final payment of
$8,125,000 due March 3, 2006. The term
notes bear interest, payable quarterly, at
LIBOR plus 2.25% and 2.75% (7.9375% and
8.4375% at March 27, 1998).                                    115,000,000                       --

11 1/4% Senior Secured Notes due December
1, 2003  (discounted at an estimated effective
interest rate of 12.7%).                                         1,550,000                       --

7% Subordinated Notes (principal amount of
$1,192,000 issued in connection with the
acquisition of Ozite (discounted at an
estimated effective interest rate of 16%)                          646,000                       --

Mortgage payable, bearing interest at prime
plus 1 1/2%, payable in monthly installments
of $4,000, plus interest with a balloon
payment of $322,000 due January, 2000.                             311,000                       --

5.25% Direct Loan Promissory Note, payable
in 24 equal monthly installments of interest
only commencing March 1996; and thereafter
payable by 12 equal monthly installments of
$10,000 plus interest, commencing March                            231,000                       --
1998 through February 1999.

6.10% Foreign Term Loan payable in
Belgium Francs, with interest in twenty
quarterly installments from June 1996 through
March 2001.                                                        677,000                       --

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.75% Foreign Term Loan payable in
Belgium Francs, with five equal yearly
installments with first payment commencing
December 1997.                                                     638,000                       --

8.40% Foreign Term Loan payable in Italian
Lira, repayable semi-annually including
principal and interest through 2001.                             1,276,000                       --

5.30% Foreign Term Loan payable in Italian
Lira, with five equal yearly installments with
first payment commencing May 1998. Interest
is payable quarterly.                                            1,058,000                       --

Foreign Term Loan payable in British
Pounds, in 13 equal semi-annual installments
of $151,000, commencing June 1998, with a
final payment due December 2004 at 1.75%
plus LIBOR (approximately 7.75% at July
31, 1997).                                                       2,518,000                       --

Capitalized Lease Obligation, 20 years,
commencing February 1997.                                         3,851,00                       --

PurePlast Line of Credit for $722,000 (CDN
$1,000,000) at the prime rate, plus 1/4%. The
line is due on demand and is unsecured.                            477,000                       --

PurePlast Term Loan in the amount of
$93,000 (CDN $133,000). The loan is due in
monthly payments of $4,000 (CDN $6,000),
plus interest at prime plus 1 1/4%.                                 81,000                       --
                                                              ------------              -----------
                                                               403,314,000               75,000,000

Less: Current maturities                                         5,459,000                       --
                                                              ------------              -----------
                                                              $397,855,000              $75,000,000
                                                              ------------              -----------

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - CONTINGENCIES

In January 1993 and 1994, PureTec's Belgian subsidiary received income tax assessments aggregating approximately $2,114,000 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $902,000 (32,083,000 Belgian Francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above, and do not continue to accrue additional penalties or interest. Although the future outcome of these matters are uncertain, PureTec believes that its tax position was appropriate and that the assessments are without merit. Therefore, PureTec has appealed and has not paid or accrued for the assessments. Based on the advise of legal counsel in Belgium, PureTec believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Tekni-Plex, Inc. issued 11.25% Senior Subordinated Notes in April 1997 and 9.25% Series B Senior Subordinated Notes in February 1998. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. At June 27, 1997 there were no non-guarantor subsidiaries. The following condensed consolidating financial statements present separate information for Tekni-Plex and its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors") and should be read in connection with the consolidated financial statements of the Company.


                 Condensed Consolidating Statements of Earnings

Nine Months Ended March 27, 1998

                                           Guarantors         Non-Guarantors       Consolidated
                                           ----------         --------------       ------------
Sales                                     $ 136,977,000        $ 7,033,000        $ 144,010,000
Cost of Sales                               101,378,000          5,082,000          106,460,000
                                          -------------        -----------        -------------
Gross profit                                 35,599,000          1,951,000           37,550,000
Selling, General and Administrative          17,248,000            721,000           17,969,000
                                          -------------        -----------        -------------
Operating profit                             18,351,000          1,230,000           19,581,000
Interest expense                             (8,848,000)           (14,000)          (8,862,000)
Other income                                   (221,000)          (214,000)            (435,000)
                                          -------------        -----------        -------------
Earnings before income taxes                  9,282,000          1,002,000           10,284,000
Provision for income taxes                    3,792,000            500,000            4,292,000
                                          -------------        -----------        -------------
Net earnings                              $   5,490,000        $   502,000        $   5,992,000
                                          =============        ===========        =============


Three Months Ended March 27, 1998

                                           Guarantors        Non-Guarantors      Consolidated
                                           ----------        --------------      ------------
Sales                                     $ 64,142,000        $ 4,246,000        $ 68,388,000
Cost of Sales                               48,242,000          2,994,000          51,236,000
                                          ------------        -----------        ------------
Gross profit                                15,900,000          1,252,000          17,152,000
Selling, General and Administrative          9,335,000            379,000           9,714,000
                                          ------------        -----------        ------------
Operating profit                             6,565,000            873,000           7,438,000
Interest expense                            (4,531,000)             5,000          (4,526,000)
Other income                                   (62,000)          (214,000)           (276,000)
                                          ------------        -----------        ------------
Earnings before income taxes                 1,972,000            664,000           2,636,000
Provision for income taxes                   1,020,000            365,000           1,385,000
                                          ------------        -----------        ------------
Net earnings                              $    952,000        $   299,000        $  1,251,000
                                          ============        ===========        ============

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                     Condensed Consolidating Balance Sheet

March 27, 1998

                                              Guarantors         Non-Guarantors        Elimination          Consolidated
                                              ----------         --------------        -----------          ------------
Current:
Cash                                        $   8,268,000        $   4,797,000                            $  13,065,000
Accounts Receivable                            65,347,000            9,791,000                               75,138,000
Inventory                                      74,294,000            8,859,000                               83,153,000
Deferred taxes                                 18,788,000                   --                               18,788,000
Prepaid and other current assets                2,545,000            4,180,000                                6,725,000
                                            -------------           ----------                             ------------
                                              169,242,000           27,627,000                              196,869,000
                                            -------------           ----------                             ------------
Investment in Subsidiaries                        658,000                  --              (658,000)                 --
Property, plant and equipment                 111,125,000           16,795,000                              127,920,000
Intangible Assets                             260,301,000                   --                              260,301,000
Deferred Charges                               25,451,000                   --                               25,451,000
Other Assets                                    6,284,000            1,324,000                                7,608,000
                                            -------------           ----------        -------------        ------------
                                            $ 573,061,000        $  45,746,000        $    (658,000)       $618,149,000
                                            =============        =============        =============        ============
Current liabilities:
Current portion of long-term  Debt          $   3,186,000        $   2,273,000                              $54,459,000
Accounts Payable                               35,595,000            5,658,000                               41,253,000
Accrued Payroll                                 9,753,000                   --                                9,753,000
Accrued Interest                                6,268,000              238,000                                6,506,000
Income Taxes Payable                              732,000                   --                                  732,000
Accrued Liabilities-Other                      33,007,000            4,434,000                               37,441,000
                                            -------------           ----------                             ------------
                                               88,541,000           12,603,000                              101,144,000
                                            -------------           ----------                             ------------
Long Term Debt                                389,635,000            8,220,000                              397,855,000
Deferred income taxes                          69,755,000            1,462,000                               71,217,000
Intercompany                                    1,161,000           (1,161,000)                                      --
Other Liabilities                              10,792,000            1,177,000                               11,969,000
                                            -------------           ----------                             ------------
                                              559,884,000           22,301,000                              582,185,000
                                            -------------           ----------                             ------------
Stockholder's equity
Common Stock                                           --              658,000             (658,000)                 --
Additional paid-in Capital                     41,473,000                   --                               41,473,000
Treasury Stock                                   (377,000)                  --                                 (377,000)
Cumulative Currency Translation                  (263,000)             215,000                                  (48,000)
Adjustment                                    (27,656,000)          22,572,000                               (5,084,000)
                                            -------------           ----------        -------------        ------------
Retained Earnings                              13,177,000           23,445,000             (658,000)         35,964,000
                                            -------------           ----------        -------------        ------------
                                            $ 573,061,000           45,746,000        $    (658,000)       $618,149,000
                                            =============        =============        =============        ============


                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS





ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

First nine months of 1998 Compared with the first nine months of 1997

Net Sales increased to $144.0 million for the nine months ended March 27, 1998 from $109.8 million for the nine months ended March 28, 1997. This represents an increase of $34.2 million or 31.1%. The increased sales are primarily attributed to the acquisition of PureTec and PurePlast and increased demand for our pharmaceutical packaging products.

Cost of Goods Sold increased to $106.5 million for the nine months ended March 27, 1998 from $81.2 million for the nine months ended March 28, 1997. Expressed as a percentage of net sales, cost of goods sold fell to 73.9% for the nine months ended March 27, 1998 from 74.0% for the nine months ended March 28, 1997. The decline in cost of goods sold as a percentage of net sales was due primarily to an improved sales mix toward higher value-added products, and improved fixed cost absorption from higher sales volumes.

Gross Profit as a result, increased to $37.6 million or 26.1% of net sales for the nine months ended March 27, 1998, from $28.6 million or 26.0% of net sales for the same period in 1997.

Selling, general and administrative expenses increased to $18.0 million or 12.5% of net sales for the nine months ended March 27, 1998 from $12.0 million or 10.9% of net sales for the same period in 1997. This is due primarily to the acquisition of PureTec and increases in administrative costs and higher selling expenses associated with the global expansion of our pharmaceutical business.

Operating profit increased to $19.6 million or 13.6% of net sales for the nine months ended March 27, 1998, from $16.6 million or 15.1% for the same period in 1997, for the reasons stated above.

Interest expense increased to $8.9 million or 6.2% of net sales for the nine months ended March 27, 1998, from $6.0 million or 5.5% of net sales for the same period in 1997 due primarily to a an issuance of new bonds and notes to acquire PureTec.

Provision for income taxes increased to $4.3 million or 3.0% of net sales for the nine months ended March 27, 1998, from $3.6 million or 3.2% for the same period in 1997. The Company's effective tax rate was 42% for the nine months ended March 27, 1998 compared to 36% for the same period in 1997. The increase in effective tax rate between periods is due primarily to non-deductible amortization and the depletion of tax carryover losses and credits.

Net income decreased to $6.0 million or 4.2% of net sales for the nine months ended March 27, 1998, from $6.4 million or 5.9% of net sales for the same period in 1997, for the same reasons discussed above.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

THIRD QUARTER OF 1998 COMPARED WITH THE THIRD QUARTER OF 1997

NET SALES increased to $68.4 million for the three months ended March 27, 1998 from $38.2 million for the three months ended March 28, 1997. This represents increase of $30.2 million or 79.1%. The increased sales are primarily attributed to the acquisition of PureTec and PurePlast, and increased demand for our pharmaceutical packaging products.

Cost of Goods Sold increased to $51.2 million for the three months ended March 27, 1998 from $27.8 million for the three months ended March 28, 1997. Expressed as a percentage of net sales, cost of goods sold increased to 74.9% for the three months ended March 27, 1998 from 72.7% for the three months ended March 28, 1997. The increase in cost of goods sold as a percentage of net sales was due primarily to the acquisition of PureTec.

Gross Profit as a result, increased to $17.2 million or 25.1% of net sales for the three months ended March 27, 1998, from $10.5 million or 27.3% of net sales for the same period in 1997.

Selling, general and administrative expenses increased to $9.7 million or 14.2% of net sales for the three months ended March 27, 1998 from $4.8 million or 12.7% of net sales for the same period in 1997. This is due primarily to the acquisition of PureTec and increased administrative costs and higher selling expenses associated with the global expansion of our pharmaceutical business.

Operating profit increased to $7.4 million or 10.9% of net sales for the three months ended March 27, 1998, from $5.6 million or 14.7% for the same period in 1997, for the reasons stated above.

Interest expense increased to $4.5 million or 6.6% of net sales for the three months ended March 27, 1998, from $1.9 million or 5.1% of net sales for the same period in 1997. This is due to the issuance of new debt and term notes to acquire PureTec.

Provision for income taxes decreased to $1.4 million or 2.0% of net sales for the three months ended March 27, 1998, from $1.3 million or 3.4% for the same period in 1997. The Company's effective tax rate was 53% for the three months ended March 27, 1998 compared to 36% for the same period in 1997. The increase in effective tax rate between periods is due primarily to non-deductible amortization and the depletion of tax carryover losses and credits.

Net income decreased to $1.3 million or 1.8% of net sales for the three months ended March 27, 1998, from $2.2 million or 6.0% of net sales for the same period in 1997, for the same reasons discussed above.

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 27, 1998, net cash provided by operating activities was $18.0 million compared to $13.3 million for the same period in 1997. This was due primarily to the acquisition of PureTec.

Working capital at March 27, 1998 was $95.7 million compared to $26.0 million at June 27, 1997. The increase working capital at March 27, 1998 was due primarily to the acquisition of PureTec.

As of March 27, 1998 and June 27, 1997, there was no outstanding balance under the $90 million revolving credit line of the Existing Credit Facility.

The Company's capital expenditures for the nine months ended March 27, 1998 and March 28, 1997 were $3.2 million, $2.8 million respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the PureTec plants as well as those previously controlled.

Apart from acquisitions, the Company's principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus
funds   from the current credit facilities will be sufficient to meet the
Company's expected debt service requirements, planned capital expenditures, and operating needs. However, there can be no assurance that sufficient funds will be available from operations or borrowings under the New Credit Facility to meet the Company's cash needs to the extent management anticipates. The Credit Facility will provide the Company with the increased flexibility to make capital expenditures and acquisitions that management believes will provide an attractive return on investment. To the extent the Company pursues future acquisitions, the Company may be required to obtain additional financing. There can be no assurance that it will be able to obtain such financing in amounts and on terms acceptable to it.


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

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



PART II.  OTHER INFORMATION

        Item 1.   Legal Proceedings

In January 1993 and 1994, PureTec's Belgian subsidiary received income tax assessments aggregating approximately $2,114,000 (75,247,000 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses for the year ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $902,000 (32,083,000 Belgian Francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above, and do not continue to accrue additional penalties or interest. Although the future outcome of these matters are uncertain, PureTec believes that its tax position was appropriate and that the assessments are without merit. Therefore, PureTec has appealed and has not paid or accrued for the assessments. Based on the advise of legal counsel in Belgium, PureTec believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

        Item 2.   Changes in Securities
                      none

        Item 3.   Defaults Upon Senior Securities
                      none

        Item 4.   Submission of Matters to a Vote of Securities holders
                      not applicable

        Item 5.   Other Information
                      none

        Item 6.   Exhibits and Reports on Form 8-K
                   Form 8-K filed March 18, 1998
                   Form 8-K/A filed May 7, 1998
                   Exhibit 27

                                TEKNI-PLEX, INC.
                          NOTES TO FINANCIAL STATEMENTS



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    TEKNI-PLEX, INC.


May 11, 1998

                                    By:  /s/ F. Patrick Smith
                                         -------------------------------------
                                         F. Patrick Smith
                                         Chairman of the Board and
                                         Chief Executive Officer



                                    By:  /s/ Kenneth W. R. Baker
                                         -------------------------------------
                                         Kenneth W. R. Baker
                                         President and Chief Operating Officer
                                         and Principal Financial Officer