Form 10-K
period 1998-07-03
TEKNI PLEX INC
filed 1998-09-30
CIK 1039542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 3, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                         Commission File Number 0-26508


                                Tekni-Plex, Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       22-3286312
        --------                                       ----------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

              201 Industrial Parkway, Somerville, New Jersey 08876
              ----------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (908) 722-4800
                                 --------------
              (Registrant's telephone number, including area code)



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date.
None

Documents Incorporated by Reference: See Index to Exhibits.

Item 1. BUSINESS


INTRODUCTION

      Tekni-Plex, Inc. was founded as a Delaware corporation in 1967 to acquire the General Felt Products division of Standard Packaging Corporation. The Company, then located in Brooklyn, NY, built a reputation for solving difficult packaging problems and providing customers with high quality, advanced packaging materials. In 1970, the Company built an additional manufacturing facility in Somerville, New Jersey, diversifying into the business of producing polystyrene foam trays for the poultry processing industry. The Somerville facility serves as the current headquarters of the Company. As used herein, "Tekni-Plex" or the "Company" means Tekni-Plex, Inc. and its subsidiaries, unless the context otherwise requires.

      In March 1994, Tekni-Plex was acquired by its current controlling shareholder and Dr. F. Patrick Smith who was elected Chief Executive
Officer. Mr. Kenneth W.R. Baker, the Company's President and Chief Operating Officer, was appointed in April 1994. At that time, the principal product lines consisted of: clear, high-barrier laminations for pharmaceutical blister packaging; foam processor trays, primarily for the poultry industry; and closure (bottle cap) liners, primarily for pharmaceutical end-uses.

      In December 1995, Tekni-Plex acquired the Flemington, NJ, plant and business of Hargro Flexible Packaging Corporation ("Hargro"). The Flemington plant produces packaging materials primarily for the pharmaceutical industry. In February 1996, Tekni-Plex completed its acquisition of Dolco Packaging Corporation ("Dolco"), a publicly-traded foam products company. With $81 million of annual sales, Dolco at the time was nearly twice the size of Tekni-Plex. Dolco had been in the business of producing foam packaging products since the 1960s and had attained the leading share of foam egg carton sales in the United States. In August 1997, Dolco, which had been a wholly owned subsidiary of Tekni-Plex, was merged into Tekni-Plex.

      In March 1998, Tekni-Plex acquired PureTec Corporation ("PureTec"), a publicly-traded company with annual sales of $315 million. PureTec is a leading manufacturer of plastic packaging, products, and materials primarily for the healthcare and consumer markets. PureTec is a wholly-owned subsidiary of Tekni-Plex.

DESCRIPTION OF BUSINESS

      Tekni-Plex is a global, diversified manufacturer of packaging, products, and materials for the healthcare, consumer, and food packaging industries. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under four primary business groups: Healthcare Packaging, Products, and Materials; Consumer Packaging and Products; Food Packaging; and Specialty Resins and Compounds. Representative product lines in each group are listed below:

--------------------------------------------------------------------------------------------------------------------

 HEALTHCARE PACKAGING, PRODUCTS,      CONSUMER PACKAGING AND    FOOD PACKAGING              SPECIALTY RESINS AND
       AND  MATERIALS                        PRODUCTS                                            COMPOUNDS
--------------------------------------------------------------------------------------------------------------------
Pharmaceutical packaging               Precision tubing and     Foamed egg cartons        Specialty PVC resins
                                       gaskets

Medical tubing                         Garden and irrigation    Meat and poultry          Recycled PET resins
                                       hose products            processor trays

Medical device materials               Pool hose products       Agricultural foam         General purpose PVC
                                                                packaging                 compounds
--------------------------------------------------------------------------------------------------------------------

      This end market and product line diversity has the effect of reducing Tekni-Plex's overall risk related to any one product line or customer. For fiscal year 1998, Tekni-Plex's largest customer, Wal-Mart Stores Inc., accounted for approximately 10% of sales, with no other individual customer accounting for 10% or more of sales.

      The Company purchases raw materials from several sources that differ for each product line. This diversity of raw material suppliers, as well as the availability of alternative suppliers, has the effect of reducing Tekni-Plex's overall risk related to any one supplier. The single exception is a key raw material used in manufacturing the Company's clear, laminated PCTFE blister packaging materials. Allied Signal is currently the sole manufacturer and supplier of this proprietary raw material. There is no long-term supply contract with Allied Signal and any interruption in the supply of this material could disrupt production of the Company's clear, laminated blister packaging materials. To the extent that the Company's supply of this raw material is hindered, the Company would substitute coated or foil-based products. There has never been a significant disruption of the supply of this PCTFE material in the Company's 30 years of manufacturing this product line.

      The Company in the past has generally been able to pass on raw material price increases to customers on a relatively timely basis. The exception has been garden hose products, the prices for which are typically set in advance of each season. Raw material cost increases or decreases for garden hose products generally are not passed through during that season.

      The following sections provide further information regarding the four business groups, including descriptions of the major product lines within each group. Segment financial information for these groups is contained in the "Notes to Consolidated Financial Statements."

HEALTHCARE PACKAGING, PRODUCTS, AND MATERIALS

Pharmaceutical Packaging

      The Company's pharmaceutical packaging product line includes flexible, semi-rigid, and rigid packaging films, coated films, and laminations. The Company is the market leader for clear, high-barrier laminations for pharmaceutical blister packaging and believes, based upon its knowledge and experience in the industry, that it has a greater than 80% share of the market for such products. These packaging materials are used for fast-acting pharmaceuticals that are generally highly reactive to moisture. Transparent, high-barrier blister packaging is primarily used to protect drugs from moisture vapor infiltration or desiccation. Blister packaging is the preferred packaging form when dispenser handling can affect shelf life or drug efficacy, or when unit dose packaging is needed. Unit dose packaging is being used to improve patient compliance with regard to dosage regimen, and has been identified as the packaging form of choice in addressing child safety aspects of drug packaging. The advantages of transparent blisters, as opposed to opaque foil-based materials manufactured by various competitors, include the ability to visually inspect the contents of the blister and to present the product with maximum confidence.

      The Company believes the flexible and semi-rigid packaging segment of the pharmaceutical packaging industry is growing at a faster rate than the non-plastics segments because of the generally lower package cost and broader range of functional characteristics of plastic packaging. As a result, the technologies used to manufacture plastic packaging materials continue to develop at a faster pace than those used in the more mature paper, glass, and metal products.

      From an environmental viewpoint, the flexible and semi-rigid segment leads the packaging industry in source reduction efforts. The term "source reduction" refers to the concept of accomplishing requisite packaging functions with a minimum of packaging materials. By using less material to perform the packaging function, the environmental impact is reduced: greater conservation of the Earth's resources, lower energy usage in both the production of packaging materials and product distribution costs, and fewer disposal issues. The Company believes that the resulting growth in the flexible and semi-rigid product line has come at the expense of the more mature non-plastic packaging materials.

      The Company's high-barrier, blister laminations are sold to major pharmaceutical companies (or their designated contract packagers). The Company has begun to market its full pharmaceutical product line directly on a worldwide basis, has assembled a global network of sales personnel (both direct and through outside manufacturer's representatives), and has established manufacturing liaisons in the United Kingdom, Switzerland, Germany, and the Philippines.

      In the clear pharmaceutical blister films market, Tekni-Plex has two principal competitors worldwide that have resources equal to or greater than those of the Company. However, the Company believes that neither of these competitors has the breath of product offering to match that of the Company, and that this differentiation is significant as viewed by the pharmaceutical industry. Also, the high manufacturing and audit compliance standards imposed by the pharmaceutical companies on their suppliers provide a significant barrier to the entry of new competitors. Entry barriers also arise due to the lengthy and stringent approval process required by the FDA. Since approval requires that the drug be tested while packaged in the same packaging materials intended for commercial use, changing materials after approval risks renewed scrutiny by the FDA. The packaging materials for pharmaceutical applications also require special documentation of material sources and uses within the manufacturing process as well as heightened quality assurance measures.

Medical Tubing

      Tekni-Plex is a leading producer of medical tubing, with approximately 25% of the non-captive market in North America and Europe. Tekni-Plex specializes in high-quality, close tolerance tubing for various surgical procedures and related medical applications. These applications include intravenous ("IV") therapy, hemodialysis therapy, cardio-vascular procedures such as coronary bypass surgery, suction and aspiration products, and urinary drainage and catheter products. Medical tubing is sold primarily to manufacturers of medical devices that are packaged specifically for such procedures and applications. Products are sold through direct salespeople.

      The Company manufactures medical tubing using proprietary plastic extrusion processes. The primary raw materials are proprietary compounds, which are produced by the Company. The industry is fragmented with no single competitor having a dominant market share.

      New medical tubing products developed by the Company include microbore tubing, silicone substitute formulations, and trilayer tubing substitutes. Microbore tubing can be used to regulate the delivery of critical intravenous fluids without the need for more expensive drip control devices. Medical professionals can precisely control the drug delivery speed simply by selecting the proper (color-coded) diameter tube, thereby improving accuracy and reducing cost. More importantly, as home healthcare trends continue, the use of microbore tubing will help eliminate critical dosage errors on the part of the non-professional caregiver or the patient.

Medical Device Materials

      The Company believes that it is the world's largest producer of high-quality vinyl compounds for use in the medical industry. These medical-grade materials are sold to leading manufacturers of medical devices and equipment. They are also sold to producers of tubing and, to some extent, to producers of closures for the food and beverage industry. The Company sells these compounds in worldwide markets. Products are sold directly through the Company's salespeople.

      The market for medical-grade vinyl compounds is highly specialized, with three significant competitors. For more than 30 years, the Company has been supplying these specialized vinyl compounds for FDA-regulated applications. The Company believes it competes effectively based on product quality and performance and prompt delivery, and that price is a secondary consideration for its customers. The Company's chemists work closely with customers to develop compounds that address their specific requirements. Through this custom work, the Company has introduced a number of breakthroughs to the medical device industry by developing formulations with unique physical characteristics. For example, the Company has recently developed a new family of flexible vinyl compounds designed to replace silicone rubber in a variety of medical tubing and commercial applications.

CONSUMER PACKAGING AND PRODUCTS

Precision Tubing and Gaskets

      Tekni-Plex's precision tubing and gaskets product line is sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments. These products are sold throughout the United States and Europe, as well as selected worldwide markets. Sales are made through the Company's direct sales force. The Company believes that it is the largest tubing extruder in North America and is the leading supplier of aerosol valve and dispenser pump gaskets worldwide.

      Sales to the aerosol valve and dispenser pump industries consist primarily of dip tubes, which transmit the contents of a dispenser can to the nozzle, and specialized molded or punched rubber-based valve gaskets that serve to control the release of the product from the container. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens.

      Tekni-Plex is the single-source supplier to much of the industry. The principal competitive pressure in this product line is the possibility of customers switching to internal production, or vertical integration. To counteract this possibility, the Company focuses on product quality, prompt delivery, technical service and innovation.

      The precision tubing products are manufactured at extremely high speeds while holding to precise tolerances. The process enhancements that allow simultaneous high speed and precision are proprietary to the Company. The precision gasket products, which the Company has manufactured for over fifty years, are produced using proprietary formulations. These formulations are designed to provide consistent functional performance throughout the entire shelf life of the product by incorporating chemical resistance characteristics appropriate to the fluid being packaged. For example, the Company has developed unique formulations that virtually eliminate contamination of the products packaged in spray dispensers. This has greatly expanded the use of these dispensers for personal hygiene products, foods, and fragrances. The Company has also developed proprietary methods for achieving extremely accurate thickness control, superior surface finish, and the elimination of internal imperfections prevalent in other processing methods.

Garden and Irrigation Hose Products

      Tekni-Plex believes that it is the leading producer of garden hose in the United States, with more than 40% of the market. The Company has produced garden hose products for nearly fifty years, and produces its primary components internally, including proprietary material formulations and brass couplings. There are two other principal competitors in the United States, and several smaller companies having substantially smaller market shares.

      Garden hose products are sold primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Customers include some of the fastest growing and most widely respected retail chains in North America. The Company's market strategy is to provide a complete line of innovative, high-quality products along with superior customer service. Innovations have included the patented Colorite(R) Evenflow(R) design and the "drinking water safe" product lines. Tekni-Plex also manufactures specialty hose products such as air hose and irrigator "soaker hose".

      The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality tends to have an impact on the Company's financial results from quarter to quarter. Products are sold primarily through the Company's direct salespeople and also through independent representatives. Both private label and brand-name products are sold to the retail market.

FOOD PACKAGING

      The Food Packaging group produces primarily thermoformed foam polystyrene packaging products such as egg cartons and processor trays that are sold to the poultry, meat, and egg industries. The Company believes that it produces about 80% of all foam egg cartons and has approximately 40% of the total egg carton market. The Company also has built a strong presence in the processor tray market, where it believes that it has an estimated market share of more than 20%.

      Thermoformed foam polystyrene packaging has been the material of choice for food packaging cartons and trays for many years. In terms of economic and functional characteristics, foamed polystyrene products offer a combination of high strength, minimum material content and superior moisture barrier performance. Foamed polystyrene products also offer greater dimensional consistency that enhances the high speed mechanical feeding of cartons and trays into automated package filling operations.

      The Company's customer base includes most of the domestic egg packagers (including those owned by egg retailers) and many prominent poultry processors. The Company believes it competes effectively based on product quality and performance and prompt delivery.

      Within the polystyrene foam processor tray market, the Company competes principally with two large competitors, both of which have significantly greater financial resources than the Company and who, together, control the largest share of this market. In the egg packaging market, the Company's primary competitor manufactures pulp-based egg cartons.

SPECIALTY RESINS AND COMPOUNDS

Specialty PVC Resins

      Tekni-Plex manufactures specialty PVC resins, with an annual production capacity of 120 million pounds. The Company employs specialized technology to produce dispersion, blending, and copolymer suspension resins for a variety of industries, including floor covering, automotive sealants and adhesives, coil coatings, plastisol compounding and PVC packaging.

      The Company competes with a number of large chemical companies who offer a greater breadth of products. However, the Company believes that it has built a relatively unique position in the specialty resins market by offering customized products for niche markets that the larger commodity producers do not serve. The business strategy is built on individual customer service and the highest standards of quality. Although the Company's market share in the total PVC resin market is less than 1%, and in the overall specialty resins market is about 7%, the Company's share in its target markets exceeds 20%.

PATENTS AND TRADEMARKS

      The Company seeks to protect its proprietary know-how through the application of patent and trademark laws. However, in the opinion of management, none of its patents or trademarks are material to its operations.

RESEARCH AND DEVELOPMENT

      The Company employs certain professionals who, along with other responsibilities, are engaged in research relating to the development of new products and to the improvement of existing products and processes. The Company works closely with certain clients to develop and improve certain products and product lines. Much of this product development is either funded by clients or its cost is absorbed in the Company's manufacturing cost of sales, and therefore is not reflected as research and development expense.

EMPLOYEES

      As of July 3, 1998, the Company employed approximately 2,800 full-time employees. Approximately 31% of all employees are represented by various collective bargaining agreements that expire between December 31, 1998 and July 31, 2001. The Company believes it has good relations with its employees.

ENVIRONMENTAL MATTERS

      The Company is subject to ongoing environmental oversight in the ordinary course of business. Management is not aware of any environmental proceedings that are likely to have a material adverse effect on its consolidated financial position or results of operations. Additionally, in management's opinion, no such proceedings nor compliance with Federal, state and local environmental laws and regulations are believed to require any material estimated capital expenditures for environmental control facilities in the foreseeable future.

Item 2.  PROPERTIES

      The Company believes that its facilities are suitable and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of the Company's offices and facilities, all of which are owned unless otherwise indicated.

                                                                                APPROXIMATE
LOCATION                            FUNCTION                                    SQUARE FEET
--------                            --------                                    -----------
Somerville, New Jersey              Corporate Headquarters; Manufactures        123,000
                                    food and healthcare packaging

Auburn, Maine (2)                   Specialty resins                             24,000

Belfast, Ireland                    Healthcare materials                         55,000

Burlington, New Jersey              Specialty resins                            107,000

Cambridge, Ontario                  Healthcare packaging                         12,500

Cambridge, Ontario (2)              Warehouse                                    14,000

City of Industry,                   Healthcare products                         110,000
California (2)

Clinton, Illinois                   Consumer packaging                           62,500

Dallas, Texas  (7)                  Food packaging                              139,000

Dalton, Georgia                     Healthcare products                          40,000

Decatur, Indiana                    Food packaging                              187,000

Decatur, Indiana  (1)               Warehouse                                     3,750

East Farmingdale, New York (4)      Specialty resins                             50,000

Erembodegem                         Consumer packaging                           88,200
(Aalst), Belgium

Flemington, New Jersey              Healthcare packaging                        145,000

Huntington, West Virginia (8)       Specialty resins (Under construction)       150,000

Lawrenceville, Georgia              Food packaging                              150,000

Lawrenceville, Georgia  (1)         Warehouse                                    31,700

Livonia, Michigan (2)               Specialty resins                             60,000

McKenzie, Tennessee (2)             Consumer products                            20,000

Milan (Gaggiano), Italy (3)         Consumer packaging                           14,100

Milan (Gaggiano), Italy             Consumer packaging                           25,800

Milan (Rosate), Italy  (5)          Consumer packaging                           24,000

Mississauga, Ontario (6)            Consumer products                           150,000

                                                                                APPROXIMATE
LOCATION                            FUNCTION                                    SQUARE FEET
--------                            --------                                    -----------
Piscataway, New Jersey (5)          Compounds                                    50,000

Ridgefield, New Jersey              Consumer products and                       328,000
                                    healthcare materials

Ridgefield, New Jersey (5)          Warehouse                                    70,000

Rockaway, New Jersey                Consumer packaging                           98,600

Schaumburg, Illinois (9)            Consumer packaging                           58,000

Schiller Park, Illinois             Consumer packaging                           20,000

Sparks, Nevada (5)                  Consumer products and                       248,000
                                    healthcare materials

Tonawanda, New York (4)             Consumer products                            31,000

Waco, Texas                         Consumer products                           104,600

Wenatchee, Washington               Food packaging                               99,000

Wenatchee, Washington (2)           Warehouse                                    26,400


(Years relate to calendar years)
(1)   Leased on a month-to-month basis.
(2)   Lease expires in 1999.
(3)   Lease expires in 2000.
(4)   Lease expires in 2001.
(5)   Lease expires in 2002.
(6)   Lease expires in 2005.
(7)   Lease expires in 2006.
(8)   Lease expires in 2008.
(9)   Lease expires in 2019.


Item 3. LEGAL PROCEEDINGS

      The Company is party to certain litigation in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Not Applicable.

Item 6.     SELECTED FINANCIAL DATA

                             (Dollars in thousands)

      The following table sets forth selected historical consolidated financial information of the Company, and has been derived from and should be read in conjunction with the Company's audited consolidated financial statements, including the notes thereto. In addition, on March 18, 1994, Tekni-Plex was acquired by the current owners, in a transaction accounted for under the purchase method of accounting. The financial statements for the periods prior to March 18, 1994 are presented on the predecessors' basis of accounting and accordingly, are not comparable to the periods subsequent to March 18, 1994.

                                                         FOR THE PERIODS                              YEARS ENDED
                                        YEAR ENDED       ---------------                              -----------
                                         DEC. 31,     JAN. 1 TO   MAR. 19 TO
                                        ----------    MAR. 18,      JUL. 1,      JUN. 30,      JUN. 28,      JUN. 27,       JULY 3,
                                           1993         1994         1994         1995          1996          1997          1998
                                         --------     --------     --------     --------     ---------     ---------     ---------
STATEMENT OF OPERATIONS DATA:
Net sales                                $ 44,878     $  9,418     $ 12,723     $ 44,688     $  80,917     $ 144,736     $ 309,597
Cost of goods sold                         36,604        7,924        9,961       34,941        62,335       107,007       232,499
Gross profit                                8,274        1,494        2,762        9,747        18,582        37,729        77,098
Selling, general and administrative
  expenses                                  5,076          602        1,521        4,814        10,339        15,886        39,220
Income from operations                      3,198          892        1,241        4,933         8,243        21,843        37,878
Interest expense                              160           22        1,141        4,322         5,816         8,094        19,682
Other (income) expense                          7           45           62          234           469           646           415
Pre-tax income before extraordinary
  item                                      3,031          825           38          377         1,958        13,103        17,781
Income tax provision(a)                       267           56           17          211           982         4,675         9,112
Income before extraordinary item            2,764          769           21          166           976         8,428         8,669
Extraordinary item (loss)(c)                   --           --           --           --            --       (20,666)           --
Net income (loss)                        $  2,764     $    769     $     21     $    166     $     976     $ (12,238)    $   8,669
BALANCE SHEET DATA (at period end):
Working capital                          $  6,023     $  4,565     $  1,673     $  3,173     $  11,660     $  25,950     $  84,897
Total Assets                               15,701       14,900       53,724       53,415       121,770       129,029       546,832
Total debt (including current portion)      1,616          588       36,396       35,004        70,436        75,000       401,905
Stockholders' equity                       10,086       10,855       11,521       11,687        24,162        30,397        38,673
OTHER FINANCIAL DATA:
EBITDA(b)                                $  3,800     $    985     $  1,988     $  7,922     $  14,157     $  30,223     $  54,479
EBITDA margin(b)                              8.5%        10.5%        15.6%        17.7%         17.5%         20.9%         17.6%
Depreciation and amortization            $    608     $    138     $    879     $  3,462     $   6,821     $   9,551     $  17,249
Capital expenditures                        1,423          420          157          614         2,275         3,934         7,283
Cash flows:
From operations                             3,512         (564)       1,147        2,354         6,568        19,537        29,009
From investing                             (1,871)         315      (45,567)        (614)      (49,522)       (6,273)     (310,672)
From financing                               (570)      (1,121)      44,465       (1,451)       43,669        (3,217)      299,926

(a) Prior to the acquisition of Tekni-Plex by the current owners, the previous owners elected to be taxed as an "S" corporation for federal income tax purposes. Accordingly, there was no provision for federal income taxes for periods prior to March 18, 1994 as such income was reported on the federal income tax returns of the shareholders.

(b) EBITDA is defined as net income before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of EBITDA may not be comparable to similar measures reported by other companies. EBITDA margin is calculated as the ratio of EBITDA to net sales for the period. For fiscal 1996, amortization included $522 related to the write off of prior unamortized debt costs.

(c) Extraordinary loss is comprised of (i) a prepayment penalty of $1.2 million and the write-off of deferred financing costs and debt discount of $3.4 million, net of the combined tax benefit of $1.8 million, and (ii) a loss of $17.8 million on the repurchase of redeemable warrants.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FOR THE YEAR ENDED JULY 3, 1998 COMPARED WITH THE YEAR ENDED JUNE 27, 1997

      Net Sales increased to $309.6 million for the year ended July 3, 1998 from $144.7 million for the year ended June 27, 1997. This represents an increase of $164.9 million or 114.0%. The increased sales are primarily attributable to the acquisition of PureTec in March 1998, which amounted to $154.1 million, and to a lesser extent the increased demand for the Company's healthcare packaging products. The level of growth for the year ended July 3, 1998 may not be indicative of future operations.

      Cost of Goods Sold increased to $232.5 million for the year ended July 3, 1998, of which PureTec operations accounted for $118.4 million of the increase, from $107.0 million for the year ended June 27, 1997. Expressed as a percentage of net sales, cost of goods sold increased to 75.1% for the year ended July 3, 1998 from 73.9% for the same period in 1997. The increase in cost of goods sold as a percentage of net sales was due primarily to the different sales mix associated with the purchase of PureTec. This level of increase in costs and increase as a percent of sales may not be indicative of future operations.

      Gross Profit as a result, increased to $77.1 million or 24.9% of net sales for the year ended July 3, 1998, from $37.7 million or 26.1% of net sales for the same period in 1997.

      Selling, general and administrative expenses increased to $39.2 million or 12.7% of net sales for the year ended July 3, 1998 from $15.9 million or 11.0% of net sales for the same period in 1997. Selling, general and administrative expenses increased as a percentage of net sales due primarily to the acquisition of PureTec and related compensation increases, as well as increased administrative costs and higher selling expenses associated with the global expansion of the Company's healthcare packaging products.

      Operating profit increased to $37.9 million or 12.2% of net sales for the year ended July 3, 1998, from $21.8 million or 15.1% for the same period in 1997, for the reasons stated above.

      Interest expense increased to $19.7 million or 6.4% of net sales for the year ended July 3, 1998, from $8.1 million or 5.6% of net sales for the same period in 1997 due primarily to an issuance of new bonds and notes to acquire PureTec.

      Provision for income taxes increased to $9.1 million or 2.9% of net sales for the year ended July 3, 1998, from $4.7 million or 3.2% for the same period in 1997. The Company's effective tax rate was 51% for the year ended July 3, 1998 compared to 36% for the same period in 1997. The increase between periods is due primarily to non-deductible amortization and the depletion of tax carryover losses and credits.

      Net income before extraordinary loss increased to $8.7 million or 2.8% of net sales for the year ended July 3, 1998, from $8.4 million or 5.8% of net sales for the same period in 1997, for the reasons discussed above.

FOR THE YEAR ENDED JUNE 27, 1997 COMPARED WITH THE YEAR ENDED JUNE 28, 1996

      Net Sales increased to $144.7 million for the year ended June 27, 1997 from $80.9 million for the year ended June 28, 1996. This represents an increase of $63.8 million or 78.9%. The increased sales are primarily attributable to the acquisition of Dolco in February 1996, which accounted for $55.2 million, and to a lesser extent to the acquisition of Hargro in December 1995.

      Cost of Goods Sold increased to $107.0 million for the year ended June 27, 1997, of which the Dolco operation accounted for $40.3 million of such increase, from $62.3 million for the same period in 1996. Expressed as a percentage of net sales, cost of goods sold fell to 73.9% for the year ended June 27, 1997 from 77.0% for the same period in 1996. The decline in cost of goods sold as a percentage of net sales were due primarily to a decline in raw material costs resulting from improved market conditions and the increased purchasing power of the Company.

      Gross Profit as a result, increased to $37.7 million or 26.1% of net sales for the year ended June 27, 1997, from $18.6 million or 23.0% of net sales for the same period in 1996.

      Selling, general and administrative expenses increased to $15.9 million or 11.0% of net sales for the year ended June 27, 1997 from $10.3 million or 12.8% of net sales for the same period in 1996. Selling, general and administrative expenses decreased as a percentage of net sales due primarily to the acquisition of Dolco with no relative comparable increase in the general and administrative staff of the Company.

      Operating profit increased to $21.8 million or 15.1% of net sales for the year ended June 27, 1997, from $8.2 million or 10.2% for the same period in 1996, for the reasons stated above.

      Interest expense increased to $8.1 million or 5.6% of net sales for the year ended June 27, 1997, from $5.8 million or 7.2% of net sales for the same period in 1996 due primarily to increased borrowings related to the Dolco acquisition which accounted for an increase of $2.4 million. Expressed as a percentage of net sales, interest expense for the 1997 period fell to 5.6% from 7.2% for the 1996 period as a result of the decreasing debt as a percentage of net sales following the Dolco and Hargro acquisitions.

      Provision for income taxes increased to $4.7 million or 3.2% of net sales for the year ended June 27, 1997, from $1.0 million or 1.2% for the same period in 1996. The Company's effective tax rate was 36% for the year ended June 27, 1997. The decrease from the Company's expected rate of 38% was a result of the realization of certain state tax benefits.

      Net income before extraordinary loss increased to $8.4 million or 5.8% of net sales for the year ended June 27, 1997, from $1.0 million or 1.2% of net sales for the same period in 1996, for the same reasons discussed above.

      Extraordinary loss on early extinguishment of debt was $20.7 million for the year ended June 27, 1997. On April 4, 1997, the Company issued $75.0 million of 11-1/4% Notes. Interest on the 11-1/4% Notes is payable semi-annually. The Company also received approximately $18.4 million in additional capital contribution. These proceeds were used to repay the balance of $36.8 million on the Company's then outstanding credit facility, repay the then existing subordinated notes for $25.2 million, including a prepayment penalty of $1.2 million, and repurchase the redeemable warrants for $20.0 million. The extraordinary loss was comprised of (i) the prepayment penalty of $1.2 million of the write-off of deferred financing costs and debt discount of $3.4 million, net of the combined tax benefit of $1.8 million, and (ii) the loss on the repurchase of the warrants of $17.8 million.

      Net income (loss) decreased to ($12.2 million) or (8.5%) of net sales for the year ended June 27, 1997, from a net income of $1.0 million or 1.2% of net sales for the same period in 1996, for the reasons stated above.

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended July 3, 1998, net cash provided by operating activities was $29.0 million compared to $19.5 million for the same period in 1997. This was due primarily to the acquisition of PureTec and to increased earnings in 1998.

      Working capital at July 3, 1998 was $84.9 million compared to $26.0 million at the same period in 1997. The increase in working capital was due primarily to the acquisition of PureTec and to increased earnings in 1998.

      As of July 3, 1998 and June 27, 1997, there were no outstanding balances under the revolving credit line.

      The Company's capital expenditures for the year ended July 3, 1998 and June 26, 1997 were $7.3 million and $3.9 million, respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

      Apart from acquisitions, the Company's principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds from the credit facility will be sufficient to meet the Company's expected debt service requirements, planned capital expenditures, and operating needs. However, there can be no assurance that sufficient funds will be available from operations or borrowings under the credit facility to meet the Company's cash needs to the extent management anticipates. The credit facility will provide the Company with the increased flexibility to make capital expenditures and acquisitions that management believes will provide an attractive return on investment. To the extent the Company pursues future acquisitions, the Company may be required to obtain additional financing. There can be no assurance that it will be able to obtain such financing in amounts and on terms acceptable to it.

INFLATION

      During the past fiscal year the Company's operations have benefited from relatively stable or declining prices for raw materials. In the event significant inflationary trends were to resume, management believes that the Company will generally be able to offset the effects thereof through continuing improvements in operating efficiencies and increasing prices, to the extent permitted by competitive factors. However, there can be no assurance that all such cost increases can be passed through to customers.

YEAR 2000 ISSUES

      Definition: "Year 2000 issues" refer to possible events resulting directly or indirectly from the inability of digital computer equipment or software to accurately and without interruption handle dates both before and after January 1, 2000 and to process the year 2000 as a leap year.

      Assessment: Tekni-Plex is currently evaluating the potential impact and remediation costs of Year 2000 issues. Although this assessment is not yet complete, the Company believes that, due to the nature of its manufacturing processes and procedures, the Year 2000 issues will not have a material impact on its business.

      Manufacturing Infrastructure: The Company's basic operations involve certain plastics converting processes. These processes involve primarily plastic extrusion and compounding equipment of various forms. For the most part, this equipment is controlled either manually or by means of mechanical and analog devices. For equipment that does include microprocessors, the applications being controlled are mechanical and not date-sensitive, and can be controlled manually if necessary. In its investigations thus far, the Company has identified no significant manufacturing processes that would be disabled by a total loss of digital computer components.

       Support Systems: The Company's assessment does indicate that there may be support systems, such as accounting systems, that may be affected by the Year 2000 issues. The Company believes that it has identified most of the major computers, software applications, and other equipment utilized by such support systems that must be modified, upgraded, or replaced to minimize the possibility of any disruption of business. The Company has commenced the process of modifying, upgrading, and replacing major systems that may be adversely affected, and expects to complete this process before the occurrence of any significant disruption of business. However, to a large extent, this includes replacing systems of acquired businesses, which was previously planned as part of the Company's normal integration strategy. Therefore, additional costs that will be incurred solely due to Year 2000 issues are not expected to be significant. In addition, the Company does routine data backup of critical systems during the normal course of business. This backup provides the ability to recover data in the event of a catastrophic computer failure. It is the Company's belief that its customers and suppliers, for the most part, have similar data safeguards in place.

      Suppliers: The Company is in the process of contacting its suppliers to identify any potential disruption in the supply of raw materials. The Company expects to resolve any significant Year 2000 issues before the occurrence of any business disruptions, although the Company has limited or no control over the actions of these suppliers. However, the Company believes that the supply of basic chemicals and other raw materials used in its vertically integrated manufacturing processes is unlikely to be significantly disrupted. In addition, the Company, in the normal course of business, maintains adequate inventories of such raw materials to protect against short-term delivery interruptions.

       Customers: Tekni-Plex is committed to providing uninterrupted service to its customers. In a few cases, the Company has direct interfaces with the computer systems of its customers, primarily for "vendor managed inventory" applications. The Company expects to resolve any significant Year 2000 issues with such customers before the occurrence of any business disruptions, although the Company has limited or no control over the actions of these customers. The Company expects to maintain adequate finished goods inventories to protect customers against the possibility of temporary service interruptions, if any.

      Conclusion: Tekni-Plex expects to find and adequately prepare for all significant internal Year 2000 issues that could adversely affect its business operations. The Company does not anticipate that the cost of resolving such problems will be material to its financial results. However, the Company does not believe that it is possible to identify, with complete certainty, all potential Year 2000 issues that may in some way affect the Company, its suppliers, or its customers. The Company expects that any disputes arising as the result of such unidentified Year 2000 issues will be resolved in the normal course of business.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

Item 8. FINANCIAL STATEMENTS

        The financial statements commence on Page F-2.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


      The directors and executive officers of Tekni-Plex are listed below. Each director is elected at the annual meeting of the stockholders of Tekni-Plex to serve a one year term until the next annual meeting or until a successor is elected and qualified, or until his earlier resignation. Each executive officer holds his office until a successor is chosen and qualified or until his earlier resignation or removal. Pursuant to its by-laws, Tekni-Plex indemnifies its officers and directors to the fullest extent permitted by the General Corporation Law of the State of Delaware and Tekni-Plex's certificate of incorporation.

NAME                         AGE                 POSITION
Dr. F. Patrick Smith          50    Chairman of the Board and Chief Executive Officer
Kenneth W.R.  Baker           54    President, Chief Operating Officer and Principal
                                    Accounting and Financial Officer
Arthur P. Witt                68    Corporate Secretary and Director
J.  Andrew McWethy            57    Director
Barry A. Solomon              50    Director
Stephen A. Tuttle             57    Director
Michael F. Cronin             44    Director

      Dr. F. Patrick Smith has been Chairman of the Board and Chief Executive Officer of Tekni-Plex since March 1994. He received his doctorate degree in chemical engineering from Texas A&M University in 1975. He served as Senior Chemical Engineer to Texas Eastman Company, a wholly owned chemical and plastics subsidiary of Eastman Kodak, where he developed new grades of polyolefin resins and hot melt and pressure sensitive adhesives. In 1979, he became Technical Manager of the Petrochemicals and Plastics Division of Cities Service Company, and a Member of the Business Steering Committee of that division. From 1982 to 1984, Dr. Smith was Vice President of R&D and Marketing for Guardian Packaging Corporation, a diversified flexible packaging company. Thereafter, he joined Lily-Tulip, Inc. and managed their research and marketing functions before becoming Senior Vice President of Manufacturing and Technology. Following the acquisition of Lily-Tulip by Fort Howard Corporation in 1986, he became the Corporate Vice President of Fort Howard, responsible for the manufacturing and technical functions of the combined Sweetheart Products and Lily-Tulip operations. From 1987 to 1990, Dr. Smith was Chairman and Chief Executive Officer of WFP Corporation. Since 1990, Dr. Smith has been a principal of Brazos Financial Group, a business consulting firm. Dr. Smith is a limited partner of Tekni-Plex Partnership.

      Kenneth W.R. Baker has served as Tekni-Plex Chief Operating Officer since April 1994 and as President since July 1995. Mr. Baker served in various management roles including systems development, finance, industrial engineering, research and development, and manufacturing operations at Owens-Illinois, Inc. and Lily-Tulip, Inc. from 1965 to 1985. From 1986 to 1987, he served as Vice President, Operations at Fort Howard Cup Corporation. In 1987, Mr. Baker joined WFP Corporation, Inc. as Senior Vice President, Operations and eventually became the company's President and CEO before leaving the company in 1992. Thereafter, Mr. Baker became Vice President, Research and Development at the Molded Products Division of Carlisle Plastics, Inc. until joining the Company. Mr. Baker is a limited partner of Tekni-Plex Partnership.

      Arthur P. Witt has been a director of Tekni-Plex since March 1994 and was appointed Secretary in January 1997. Since July 1989, he has been president of PAJ Investments which is involved in financial consulting and property management. Over the same period, Mr. Witt also served as a temporary chief financial officer for WFP Corporation and Flexible Technology. Prior to 1989, Mr. Witt served in a number of senior management positions for companies such as Lily-Tulip, Inc., BMC Industries and Fort Howard Paper Co. Mr. Witt is a limited partner of Tekni-Plex Partnership.

      J. Andrew McWethy has served as a director of Tekni-Plex since March 1994. He is a co-founder of MST Partners L.P. ("MST L.P.") and MST Offshore Partners, C.V. (together with MST L.P., the "MST Investment Partnerships"), each of which was formed in 1989, and is a general partner of MST Management, L.P., a general partner of MST Investment Partnerships. Prior to 1989, Mr. McWethy was employed by Irving Trust Company for twelve years.

      Barry A. Solomon has served as a director of Tekni-Plex since March 1994. He is a co-founder of the MST Investment Partnerships and is a general partner of MST Management, L.P. Prior to 1989, Mr. Solomon was employed by Irving Trust Company for ten years.

      Stephen A. Tuttle has served as a director of Tekni-Plex since March 1994. He is a co-founder of the MST Investment Partnerships and is a general partner of MST Management, L.P. Prior to 1989, Mr. Tuttle was employed by Irving Trust Company for four years.

      Michael F. Cronin has served as a director of Tekni-Plex since March 1994. He has invested in emerging growth companies and various industrial and service businesses since 1978. Since June 1991, Mr. Cronin has been a general partner of Weston Presidio Capital.

COMPENSATION OF DIRECTORS

      Tekni-Plex reimburses directors for any reasonable out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, Tekni-Plex compensates outside directors for services provided in such capacity in the amount of $30,000 or less per fiscal year for each such director.

COMPENSATION OF EXECUTIVE OFFICERS

      The following table sets forth the remuneration paid by Tekni-Plex to the Chief Executive Officer and the next most highly compensated executive officer of Tekni-Plex whose salary and bonus exceeded $100,000 for the years indicated in connection with his position with Tekni-Plex:

                           SUMMARY COMPENSATION TABLE

                                FISCAL                                            STOCK        OTHER ANNUAL
NAME & PRINCIPAL POSITION        YEAR        SALARY          BONUS               OPTIONS      COMPENSATION(a)
-------------------------        ----        ------          -----                -------     ---------------
Dr. F. Patrick Smith,            1998       $770,577       $5,072,134              9.15041       $150,283
Chief Executive Officer          1997        490,385        1,921,291                   --         15,417
                                 1996        351,923          859,248                   --         21,245

Mr. Kenneth W.R.  Baker,         1998       $385,289       $2,536,062             13.72562       $  6,315
President, Chief Operating       1997        260,096          960,645                   --         32,136
  Officer and Principal          1996        217,308          429,624                   --         13,870
  Accounting Officer

(a) Includes amounts reimbursed during the fiscal year for payment of taxes, auto expense, membership fees, relocation expenses, etc.

                    Option/SAR Grants in Last Fiscal Year

                                                                                    Potential               Potential
                                              Percent of                           Realizable              Realizable
                                                   Total                             Value at                Value at
                                 Number of      Options/      Exer-                   Assumed                 Assumed
                                Securities          SARs    cise or              Annual Rates            Annual Rates
                                    Under-       Granted       Base            of Stock Price          of Stock Price
                                     lying            to      Price              Appreciation            Appreciation
                                  Options/     Employees        per     Expi-      for Option              for Option
                                      SARs     in Fiscal      Share    ration        Term  5%               Term 10%
Name                               Granted          Year     ($000)     Date           ($000)                 ($000)
Dr. F. Patric Smith               9.15          32.3%        $154.5    4/01/2008      $2,302                $3,666

Kenneth W.R. Baker               13.73          48.4%        $154.5    4/01/2008      $3,453                $5,499

              Aggregated Option/SAR Exerceses in Last Fiscal Year
                         and FY-End Option/SAR Values



                                                                               Number of
                                                                              Securities         Value ($000) of
                                                                              Underlying             Unexercised
                                                                             Unexercised            In-the-Money
                                                                         Options/SARs at         Options/SARs at
                                                                                  FY-End                  FY-end

Name                             Shares Acquired                            Exercisable/            Exercisable/
                                     on Exercise       Value Realized      Unexercisable           Unexercisable
Dr. F. Patrick Smith                         ---                  ---           ---/9.15                 ---/---

Kenneth W.R. Baker                           ---                  ---        21.73/13.73              $3,356/---


EMPLOYMENT AGREEMENTS

      Tekni-Plex recently renewed its employment agreements with Dr. F. Patrick Smith and Mr. Kenneth W.R. Baker. Both Dr. Smith and Mr. Baker's employment agreements expire June 29, 2001 and have renewal provisions. The employment agreements provide, among other things, for (i) payment of a base annual salary in the amount of $1,200,000 in the case of Dr. Smith and $600,000 in the case of Mr. Baker, and that these salaries may be increased (but not decreased) at the sole discretion of Tekni-Plex's Board of Directors, (ii) payment of bonuses based on Tekni-Plex's performance, and
(iii) certain fringe benefits. Each employment agreement provides that the executive may be terminated by Tekni-Plex upon the following bases: (i) for cause or (ii) death or disability of the executive. Each of Dr. Smith and Mr. Baker are entitled to severance benefits if he is terminated due to the occurrence of an event specified in the preceding sentence. The employment agreements also contain certain non-compete provisions.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

      The Compensation Committee for the Board of Directors of Tekni-Plex, Inc. consists of Michael F. Cronin and Arthur P. Witt. Their duties are to recommend to the Board of Directors excluding the Chief Executive Officer, salary changes and bonus awards for the Company's Chief Executive Officer. The Compensation Committee and the Chief Executive Officer together recommend salary changes and bonus awards for the Chief Operating Officer. The Board of Directors then votes on the recommendations (excluding the Chief Executive Officer in the case of his own compensation) with a simple majority required for approvals.

      The salary for Dr. F. Patrick Smith, the Company's Chief Executive Officer was raised from $650,000 per year to $1,200,000 per year effective March 3, 1998 to reflect expanded responsibilities as the result of the acquisition of PureTec. The acquisition of PureTec increased the Company's size as measured by annual sales by a factor of about 325% and the number of business units from one to four. The bonus award for fiscal 1998 for Dr. Smith was based upon his employment contract as amended in January of 1998, and is performance based.

      Mr. Baker's salary was raised from $325,000 per year to $600,000 per year effective March 3, 1998 to reflect expanded responsibilities resulting from the PureTec acquisition. Mr. Baker's bonus award was based upon his employment contract as revised in January, 1998, and is performance based.

      Compensation levels and bonus awards for all other employees are controlled by Dr. Smith and Mr. Baker.

      Stock options were granted to Dr. Smith and Mr. Baker in fiscal 1998 under a stock option plan approved by the Board of Directors effective December 31, 1997. Dr. Smith recommended, and the Board approved, stock options to three other employees and to one Board member under this same stock option plan in fiscal 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      Mr. Witt, who is also the corporate Secretary of Tekni-Plex, serves as a member of the compensation committee of Tekni-Plex's board of directors.
In addition, as Chief Executive Officer of Tekni-Plex, Dr. Smith participated in deliberations concerning the compensation of the Chief Operating Officer of Tekni-Plex (but not the compensation for himself or Mr. Witt).

                               SECURITY OWNERSHIP

      Tekni-Plex Partnership owns 100% of the outstanding shares of Tekni-Plex and 92.625% of Tekni-Plex on a fully diluted basis.

      Tekni-Plex Partnership has one general partner and six limited partners. Messrs. McWethy, Solomon and Tuttle are affiliated with the general partner of Tekni-Plex Partnership which owns an aggregate interest in the net profits of Tekni-Plex Partnership equal to approximately 55% and Dr. Smith owns an interest in the net profits of Tekni-Plex Partnership equal to approximately 18%, in each case, subject to certain conditions contained in Tekni-Plex Partnership's agreement of limited partnership.

      In 1994, Kenneth W.R. Baker was granted options on 2.5% of Tekni-Plex's common stock, with anti-dilution provisions. Mr. Baker's option has a term of fifteen years from the date of the grant. The option terminates immediately upon Mr. Baker's termination for cause from Tekni-Plex. If Mr. Baker for any other reason ceases to be employed by Tekni-Plex or is terminated by reason of a disability, the option may be exercised for a period of six months following Mr. Baker's cessation of employment. The option may be exercised by Mr. Baker's estate for a year following Mr. Baker's death.

      In April, 1997, Tekni-Plex, Tekni-Plex Partnership and Dr. F. Patrick Smith entered into an agreement pursuant to which: (i) so long as Tekni-Plex Partnership continues, Dr. Smith has an option to acquire an interest in Tekni-Plex Partnership representing up to 1.4% of the outstanding equity interest in Tekni-Plex Partnership; and (ii) if Tekni-Plex Partnership has been dissolved, Dr. Smith has an option to acquire shares of common stock of Tekni-Plex representing up to 1.4% (less any options exercised pursuant to clause (i) above) of the outstanding common stock. These options have a term of five years from the date of the grant.

                              CERTAIN TRANSACTIONS

      Tekni-Plex has a management consulting agreement with MST Management Company and MST/TP Holding, Inc., both of whom are affiliated with Tekni-Plex's controlling shareholder. Pursuant to their respective agreements, MST Management Company and MST/TP Holding, Inc. provide regular and customary management consulting services to Tekni-Plex. The terms of each agreement require Tekni-Plex to pay a monthly management fee to MST Management Company and MST/TP Holding, Inc. for a period of ten years from March 18, 1994. Consulting service fees were in the aggregate approximately $400,000 for fiscal year 1998. The Company's policy is not to enter into any significant transaction with an affiliate of the Company unless a majority of the disinterested directors of the board of directors of the Company determines, in such majority's sole discretion (making such assumptions and determinations of fact as such majority sees fit), that the terms of such transaction are, in all material respects or taken as a whole, at least as favorable as the terms that could be obtained by the Company in a comparable transaction made on an arm's-length basis between unaffiliated parties.

      Tekni-Plex has an arrangement with Arthur P. Witt, a director and Secretary of Tekni-Plex, whereby Mr. Witt provides customary management consulting services to Tekni-Plex on an "as needed" basis. Compensation to Mr. Witt for consulting services rendered on behalf of Tekni-Plex was approximately $137,000 for fiscal year 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)(1)   Financial Statements and Schedules

                  The financial statements listed in the Index to Financial Statements under Part II, Item 8 and the financial statement schedules listed under Exhibit 27 are filed as part of this annual report.

         (a)(2) Financial Statement Schedule - Schedule II - Valuation and Qualifying Accounts

         (a)(3)   Exhibits

                  The exhibits listed on the Index to Exhibits following the Signature Page herein are filed as part of this annual report or by incorporation by reference from the documents there listed.

         (b)      Reports on Form 8-K

                  None.

                                                                TEKNI-PLEX, INC.


                                                    FINANCIAL STATEMENT CONTENTS







INDEPENDENT AUDITORS' REPORT                                                 F-3

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                            F-4
   Statements of operations                                                  F-5
   Statements of stockholders' equity                                        F-6
   Statements of cash flows                                                  F-7
   Notes to financial statements                                          F-8-35

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE                       F-36

SUPPLEMENTAL SCHEDULE:
   Valuation and qualifying accounts and reserves                           F-37

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its wholly owned subsidiaries (the "Company") as of July 3, 1998 and June 27, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 3, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its wholly owned subsidiaries as of July 3, 1998 and June 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1998, in conformity with generally accepted accounting principles.








                                                              BDO Seidman, LLP

Woodbridge, New Jersey

September 11, 1998

                                                                TEKNI-PLEX, INC.


                                                     CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           July 3, 1998             June 27, 1997
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS (Note 5)
CURRENT:
   Cash                                                                                      $ 29,363                  $ 11,095
   Accounts receivable, net of an allowance of $1,326 and $313 for
      possible losses                                                                          88,778                    12,688
   Inventories (Note 3)                                                                        57,929                    13,315
   Refundable income taxes                                                                          -                     1,083
   Deferred income taxes (Note 6)                                                               5,565                     1,500
   Prepaid expenses and other current assets                                                    9,642                     2,030
-----------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                                            191,277                    41,711
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 4)                                                   128,234                    42,389
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $15,030 AND
   $7,700                                                                                     193,849                    36,967
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $1,768
   AND $77                                                                                     22,791                     5,204
DEFERRED INCOME TAXES (NOTE 6)                                                                  7,065                         -
OTHER ASSETS                                                                                    3,616                     2,758
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $546,832                  $129,029
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long term debt (Note 5)                                                $  5,147                $        -
   Line of credit (Note 5)                                                                        307                         -
   Accounts payable trade                                                                      32,986                     6,139
   Accrued payroll and benefits                                                                12,074                     5,189
   Accrued interest                                                                             8,884                         -
   Accrued liabilities - other (Note 2)                                                        44,539                     4,433
   Income taxes payable                                                                         2,443                         -
-----------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                                       106,380                    15,761
   Long-term debt (Note 5)                                                                    396,451                    75,000
   Deferred income taxes (Note 6)                                                                   -                     7,255
   Other liabilities                                                                            5,328                       616
-----------------------------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                               508,159                    98,632
-----------------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8 AND 10)
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 20,000 shares, issued and                               -                         -
      outstanding 1,700 shares at June 27, 1997 and 848 at July 3, 1998
   Additional paid-in capital                                                                  41,075                    41,473
   Cumulative currency translation adjustment                                                       5                         -
   Retained (deficit)                                                                          (2,407)                  (11,076)
-----------------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY                                                       38,673                    30,397
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $546,832                  $129,029
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Years ended                                                 July 3, 1998             June 27, 1997            June 28, 1996
----------------------------------------------------------------------------------------------------------------------------
NET SALES                                                      $309,597                 $144,736                  $80,917
COST OF SALES                                                   232,499                  107,007                   62,335
----------------------------------------------------------------------------------------------------------------------------
              GROSS PROFIT                                       77,098                   37,729                   18,582
OPERATING EXPENSES:
   Selling, general and administrative                           39,220                   15,886                   10,339
----------------------------------------------------------------------------------------------------------------------------
              INCOME FROM OPERATIONS                             37,878                   21,843                    8,243
OTHER EXPENSES:
   Interest, net                                                 19,682                    8,094                    5,816
   Other                                                            415                      646                      469
----------------------------------------------------------------------------------------------------------------------------
              INCOME BEFORE PROVISION FOR INCOME                 17,781                   13,103                    1,958
                TAXES AND EXTRAORDINARY ITEM
PROVISION FOR INCOME TAXES (Note 6):
   Current                                                        7,232                    3,675                      918
   Deferred                                                       1,880                    1,000                       64
----------------------------------------------------------------------------------------------------------------------------
              INCOME BEFORE EXTRAORDINARY ITEM                    8,669                    8,428                      976
EXTRAORDINARY ITEM, NET OF TAXES                                      -                 (20,666)                        -
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $   8,669                $(12,238)                 $    976
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  Cumulative
                                                  Additional       Currency
                                         Common     Paid-In       Translation      Retained
                                         Stock      Capital       Adjustment       Earnings          Total
-------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                    $--       $ 11,500        $   --         $    186        $ 11,686
Proceeds from capital contributions        --         11,500            --             --            11,500
Net income                                 --           --              --              976             976
-------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 28, 1996                     --         23,000            --            1,162          24,162
Issuance of common stock                   --         18,473            --             --            18,473
Net loss                                   --           --              --          (12,238)        (12,238)
-------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 27, 1997                     --         41,473            --          (11,076)         30,397
Repurchase and cancellation of
   shares                                  --           (398)           --             --              (398)
Foreign currency translation               --           --                 5           --                 5
Net income                                 --           --              --            8,669           8,669
-------------------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 1998                     $--       $ 41,075        $      5       $ (2,407)       $ 38,673
=============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (DOLLARS IN THOUSANDS)

Years ended                                                         July 3, 1998    June 27, 1997    June 28, 1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $   8,669        $ (12,238)       $     976
   Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation                                                     8,856            6,051            3,247
        Amortization                                                     8,393            3,500            3,574
        Provision for bad debts                                            705              200              121
        Deferred income taxes                                            1,880            1,000               64
        Amortization of redeemable warrants                               --                556              379
        Extraordinary loss on extinguishment of debt                      --             20,666             --
   Changes in assets and liabilities, net of acquisitions:
      Accounts receivable                                              (22,269)              67            1,161
      Inventories                                                       24,730             (360)           1,395
      Prepaid expenses and other current assets                         (5,635)            (292)            (792)
      Deferred financing costs and other assets                            534               12              163
      Accounts payable and other current liabilities                     3,218              496           (4,516)
      Income taxes                                                       4,262             (121)             796
      Other liabilities                                                 (4,334)            --               --
-------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                 29,009           19,537            6,568
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of net assets including acquisition costs, net
      of cash acquired                                                (303,389)            --            (47,247)
   Capital expenditures                                                 (7,283)          (3,934)          (2,275)
   Increase in deposits                                                   --             (2,339)            --
-------------------------------------------------------------------------------------------------------------------
              NET CASH USED IN INVESTING ACTIVITIES                   (310,672)          (6,273)         (49,522)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                          7           (6,857)           3,460
   Proceeds from long-term debt                                        319,156           75,000           51,615
   Repayments of long-term debt                                           (787)         (64,551)         (19,642)
   Proceeds from capital contribution                                     --             18,473           11,500
   Debt financing costs                                                (18,052)          (5,282)          (3,714)
   Redemption of capital                                                  (398)            --               --
   Redemption of warrants                                                 --            (20,000)            --
   Proceeds from issuance of warrants                                     --               --                450
-------------------------------------------------------------------------------------------------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING
                ACTIVITIES                                             299,926           (3,217)          43,669
-------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      5             --               --
-------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH                                                    18,268           10,047              715
CASH, BEGINNING OF PERIOD                                               11,095            1,048              333
-------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $  29,363        $  11,095        $   1,048
===================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


    1.   SUMMARY OF                     Nature of Business
         ACCOUNTING POLICIES

                                        Tekni-Plex, Inc. is a global,
                                        diversified manufacturer of packaging,
                                        products, and materials for the
                                        healthcare, consumer, and food packaging industries. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under four primary business groups: Healthcare Packaging, Products, and Materials; Consumer Packaging and Products; Food Packaging; and Specialty Resins and Compounds.

                                        Consolidation Policy

                                        The consolidated financial statements
                                        include the financial statements of
                                        Tekni-Plex, Inc. and its wholly-owned
                                        subsidiaries. All intercompany
                                        transactions and balances have been
                                        eliminated in consolidation.

                                        Inventories

                                        Inventories are stated at the lower of
                                        cost (weighted average) or market.

                                        Property, Plant and Equipment

                                        Property, plant and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Repairs and maintenance are charged to expense as incurred.

                                        Intangible Assets

                                        The Company amortizes the excess of cost over the fair value of net assets acquired on a straight-line basis over 15 years, and the cost of acquiring certain patents and trademarks, over seventeen and ten years, respectively. Recoverability is evaluated periodically based on the expected undiscounted net cash flows of the related businesses.

                                        Deferred Financing Costs

                                        The Company amortizes the deferred
                                        financing costs incurred in connection
                                        with the Company's borrowings over the
                                        life of the related indebtedness (5-10
                                        years).

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                        Income Taxes

                                        The Company accounts for income taxes
                                        under the provisions of Statement of
                                        Financial Accounting Standards No. 109
                                        ("SFAS 109"), "Accounting for Income
                                        Taxes." Deferred income tax assets and
                                        liabilities are recognized for
                                        differences between the financial
                                        statement and income tax basis of assets and liabilities based upon statutory rates enacted for future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                                        Revenue Recognition

                                        The Company recognizes revenue when
                                        goods are shipped to customers. The
                                        Company provides for returned goods and
                                        volume rebates on an estimated basis.

                                        Cash Equivalents

                                        The Company considers all highly liquid
                                        debt instruments with an original
                                        maturity of three months or less to be
                                        cash equivalents.

                                        Fiscal Year-End

                                        The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The year ended July 3, 1998 contained 53 weeks, the years ended June 27, 1997 and June 28, 1996 contained 52 weeks each.

                                        Significant Risks and Uncertainties

                                        The preparation of financial statements
                                        in conformity with generally accepted
                                        accounting principles requires
                                        management to make estimates and
                                        assumptions that affect the reported
                                        amounts of assets and liabilities and
                                        disclosure of contingent assets and
                                        liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                        Foreign Currency Translation

                                        Assets and liabilities of international
                                        subsidiaries are translated at current
                                        exchange rates and related translation
                                        adjustments are reported as a component
                                        of stockholders' equity. Income
                                        statement accounts are translated at the average rates during the period.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                        Long-Lived Assets

                                        Effective June 29, 1996, the Company
                                        adopted SFAS No. 121, "Accounting for
                                        the Impairment of Long-Lived Assets and
                                        Long-Lived Assets Being Disposed of,"
                                        which provides guidance on how and when
                                        impairment losses are recognized on
                                        long-lived assets. No impairment
                                        losses have been recorded through July
                                        3, 1998.

                                        Stock Based Compensation

                                        Effective June 29, 1996, the Company
                                        adopted SFAS No. 123, "Accounting for
                                        Stock-Based Compensation." The Company
                                        chose to apply APB Opinion 25 and
                                        related interpretations in accounting
                                        for its stock options and present pro
                                        forma effects of the fair value of such
                                        options. As a result, this statement did not have an effect on the financial position or results of operations of the Company.

                                        New Accounting Pronouncements

                                        In June 1997, SFAS 130, "Reporting
                                        Comprehensive Income," was issued which
                                        addresses standards for reporting and
                                        display of comprehensive income and its
                                        components. Also, in June 1997, SFAS
                                        131, "Disclosures about Segments of an
                                        Enterprise and Related Information,"
                                        was issued which revises the standards
                                        for segment reporting. In February 1998, SFAS 132, "Employer's Disclosures About Pensions and Other Post Retirement Benefits," was issued. This statement standardizes certain pension disclosures. In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 130, 131 and 132 are effective for the Company's 1999 fiscal year and SFAS 133 is effective for the Company's 2000 fiscal year. The Company will be implementing SFAS 130, 131 and 132 in its 1999 financial statements. Since these statements relate to disclosures, which are not expected to be significant, there will be no impact on financial condition or results of operations as a result of the adoption of these statements. SFAS 133 is not currently applicable to the Company.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



    2.   ACQUISITIONS                   On March 3, 1998, Tekni-Plex acquired
                                        PureTec Corporation ("PureTec"), a
                                        publicly traded company with annual
                                        sales of $315,000, for $312,000. PureTec
                                        is a leading manufacturer of plastic
                                        packaging, products, and materials
                                        primarily for the healthcare and
                                        consumer markets. PureTec is a
                                        wholly-owned subsidiary of Tekni-Plex.
                                        This acquisition was financed by the
                                        issuance of $200,000 of Senior
                                        Subordinated Debt (Note 5(a)) and
                                        $115,000 of Senior Term Debt (Note
                                        5(c)).

                                        The acquisition was recorded under the
                                        purchase method, whereby PureTec's net
                                        assets were recorded at their fair value and its operations have been reflected in the statement of operations since the acquisition date. As a result of the acquisition, goodwill of approximately $162,000 has been recorded, which is being amortized over 15 years.

                                        In connection with the acquisition of
                                        PureTec, a reserve of $24,000 has been
                                        established. The reserve is comprised of the costs to close or sell incompatible and duplicate facilities, terminate employees and provide for existing litigation. The employees are expected to be terminated within six months of the acquisition. The plans to close the facilities have been put in place, however, certain related lease costs will extend for the next five years. At July 3, 1998, approximately $21,000 was remaining in this reserve, which is included in accrued expenses.

                                        The following table presents the
                                        unaudited pro forma results of
                                        operations as though the acquisition of
                                        PureTec occurred on June 29, 1996:




                                                    Year ended        Year ended
                                                   July 3, 1998      June 27, 1997
-------------------------------------------------------------------------------------
Net sales                                            $507,482           $460,070

Operating profit                                       45,858             40,703

Income (loss) from continuing operations                3,494            (3,938)
=====================================================================================



                                        Proforma adjustments were made to the
                                        related historical results to reflect
                                        changes in interest expense and goodwill amortization.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



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

                                        On July 3, 1997, the Company purchased
                                        100% of the stock of PurePlast, Inc.
                                        ("PurePlast") for $2,292. Pro forma
                                        results of operations, assuming the
                                        PurePlast acquisition had occurred on
                                        June 29, 1996, would not be materially
                                        different from the results presented.

                                        On February 22, 1996, the Company
                                        purchased 100% of the common stock of
                                        Dolco Packaging Corp. ("Dolco") for
                                        approximately $40,000. Dolco is the
                                        nation's leading producer of foamed egg
                                        cartons and various grocery store
                                        containers for meat, poultry, baked
                                        goods and produce. The acquisition was
                                        recorded under the purchase method and
                                        Dolco's operations have been reflected
                                        in the statement of operations since
                                        that date. As a result of the
                                        acquisition, goodwill of approximately
                                        $14,044 has been recorded, which is
                                        being amortized over 15 years.

                                        In connection with this acquisition, a
                                        reserve of $5,000 was established for
                                        the costs to integrate Dolco's
                                        operations with the Company and to
                                        eliminate duplicate personnel. During
                                        the year ended June 27, 1997, the
                                        Company reduced its estimate of these
                                        costs and, accordingly, reduced this
                                        reserve and goodwill by $790. At July 3, 1998, there was no balance remaining in this reserve.

                                        The following table presents the
                                        unaudited pro forma results of
                                        operations as though the acquisition of
                                        Dolco occurred on June 27, 1995:




                                                              June 28, 1996
----------------------------------------------------------------------------
Net sales                                                          $135,800

Income from operations                                               11,753

Net income                                                            1,848
============================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                        On December 22, 1995, the Company
                                        purchased certain assets and assumed
                                        certain liabilities of Hargro Flexible
                                        Packaging Corporation in Flemington, NJ, for approximately $7,500, which approximated the fair value of the net assets acquired. The acquisition was recorded under the purchase method. As a result of this acquisition, the former Brooklyn, New York Closure Liners Operation of Tekni-Plex was closed on May 31, 1996. The machinery and equipment along with many of the employees have been relocated to the Flemington facility.



     3   INVENTORIES                    Inventories are summarized as follows:




                                                     July 3,              June 27,
                                                      1998                 1997
-----------------------------------------------------------------------------------
Raw materials                                        $24,427               $5,943

Work-in-process                                        5,136                3,362

Finished goods                                        28,366                4,010
-----------------------------------------------------------------------------------
                                                     $57,929              $13,315
===================================================================================



    4.   PROPERTY, PLANT AND            Property, plant and equipment consists
         EQUIPMENT                      of the following:


                                           July 3,         June 27,       Estimated
                                            1998             1997        useful lives
-------------------------------------------------------------------------------------
Land                                        $ 14,764       $  1,901

Building and improvements                     26,411         10,450     30 - 40 years

Machinery and equipment                       97,256         38,375      5 - 10 years

Furniture and fixtures                         2,256            451      5 - 10 years

Construction in progress, primarily
 machinery and equipment                       6,885          2,138
-------------------------------------------------------------------------------------
                                             147,572         53,315

Less: Accumulated depreciation                19,338         10,926
-------------------------------------------------------------------------------------
                                            $128,234        $42,389
=====================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


    5. LONG-TERM DEBT Long-term debt consists of the following:


                                                                                     July 3,       June 27,
                                                                                      1998           1997
-------------------------------------------------------------------------------------------------------------
Senior Subordinated Notes issued March 3,
   1998 at 9 1/4%, due March 1, 2008. Interest
   payable semi-annually. (a)                                                        $200,000       $   --
Senior Subordinated Notes issued April 4,
   1997 at 11 1/4%, due April 1, 2007. Interest
   payable semi-annually (b)                                                           75,000         75,000
Senior Debt (c)
  Revolving line of credit                                                               --             --
  Term notes                                                                          114,213           --
PS&T term notes at 11 1/4%, senior secured
   notes due December 1, 2003 (d)                                                       1,550           --
Mortgage payable, bearing interest at prime
   (8.5% at July 3, 1998),
   plus 1 1/2%, payable in monthly installments
   of $4, due January 2000, collateralized by a
   building in Newark, NJ                                                                 211           --
7% Subordinated Notes issued in connection with an acquisition by PureTec, due
   July 1, 2005. Interest is payable semi-annually and
   principal is payable at maturity                                                       662           --
6.10% Foreign Term Loan payable in Belgium Francs, with interest in twenty
   quarterly installments through September 2000                                          630           --
4 1/4% Foreign Term Loan payable in Belgium
   Francs, with five equal yearly installments
   with first payment commencing December
   1997                                                                                   635           --
8.40% Foreign Term Loan payable in Italian
   Lira, repayable semi-annually including
   principal and interest through 2001                                                  1,118           --
5.30% Foreign Term Loan payable in Italian Lira, with five equal yearly installments with first payment commencing May 1998
   Interest is payable quarterly                                                          914           --

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Foreign Term Loan payable in British Pounds,
   in 13 equal semi-annual installments,
   commencing June 1998, with a final payment
   due December 2004 at LIBOR, plus 1 3/4%
   (approximately 7 3/4% at July 3, 1998)                         6,055
Foreign Line of Credit in British Pounds, due
   on demand and unsecured                                          492
PurePlast Line of Credit for $722 (CDN
   $1,000) at the prime rate, plus 1/4%. The
   line is due on demand and is unsecured.                          307                -
PurePlast Term Loan in the amount of $93
   (CDN $133). The loan is due in monthly
   payments of $4 (CDN $6), plus interest at
   prime, plus 1 1/4%.                                               67                -
Other, primarily equipment financing                                 51                -
-----------------------------------------------------------------------------------------
                                                                401,905           75,000
Less: Current maturities                                          5,454                -
-----------------------------------------------------------------------------------------
                                                               $396,451          $75,000
=========================================================================================

(a) In February 1998, the Company issued $200,000 of 9 1/4%, ten year Senior Subordinated Notes, the net proceeds of which were used in connection with the PureTec acquisition (Note 2). Interest is payable semi-annually. The notes are uncollateralized and rank equally to the $75,000 Senior Subordinated Notes discussed below and will be subordinate to all current and future senior indebtedness of the Company. The notes are callable by the Company after March 1, 2003 at a premium which decreases to par after March 2006. These notes also contain various covenants including a limitation on future indebtedness; limitation of payments, including dividends; and limitations on mergers, consolidations and sale of assets.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



(b) In April 1997, the Company issued $75,000 of 11 1/4% ten year notes. Interest on the notes is payable semi-annually. These notes are uncollateralized and rank equally with the $200,000 Senior Subordinated Notes discussed above and will be subordinate to all current and future senior indebtedness of the Company. The notes are callable by the Company after April 1, 2002 at a premium which decreases to par after April 2005. These notes also contain various covenants including a limitation on future indebtedness; limitation of payments, including dividends; and limitations on mergers, consolidations and sale of assets.

         The net proceeds of these bonds along with a capital contribution of $18,473 were used to repay the balance of $36,800 on a prior credit facility, repay prior subordinated notes of $25,200, including a prepayment penalty of $1,200 and repurchase the redeemable warrants for $20,000 with the balance being used for general corporate purposes. These transactions resulted in an extraordinary loss of approximately $20,666. The extraordinary loss was comprised of (i) the prepayment penalty of $1,200 and the write-off of deferred financing costs and debt discount of $3,449 net of the combined tax benefit of $1,757, and
         (ii) the loss on the repurchase of the warrant of $17,773 and has been reflected in the 1997 statements of operations.

(c)      Senior Debt

         The Company has a Senior Debt agreement, which includes a $90,000 revolving credit agreement, and two term loans in the aggregate amount of $115,000. The proceeds of the term loans were used as part of the financing for the PureTec acquisition (Note 2). These loans are senior to all other indebtedness and are collateralized by substantially all the assets of the Company. The debt agreement includes various covenants including a limitation on capital expenditures and compliance with customary financial ratios. At July 3, 1998, the Company is in compliance with these covenants.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                Revolving Credit Agreement

                                                Borrowings under the agreement
                                                may be used for general
                                                corporate purposes and at July
                                                3, 1998, $90,000 is available
                                                for borrowing. Interest, at the
                                                Company's option, is charged at
                                                the Prime Rate, plus the
                                                Applicable Base Rate (initially
                                                1.25%) or the Adjusted LIBOR
                                                Rate, as defined, plus the
                                                Applicable Euro-Dollar Margin
                                                (initially 2.25%). The
                                                Applicable Base Rate and
                                                Applicable Euro-Dollar Margin
                                                can be reduced by up to 1.25%
                                                based on the maintenance of
                                                certain leverage ratios. This
                                                agreement matures on March 31,
                                                2004.

                                                Term Loan A

                                                Borrowings under this loan in
                                                the amount of $50,000, were to
                                                be used solely in connection
                                                with the acquisition of PureTec.
                                                Interest is payable quarterly at
                                                the same rate discussed above
                                                under the Revolving Credit
                                                Agreement, 7.938% at July 3,
                                                1998. Principal is payable $625
                                                quarterly, beginning June 30,
                                                1998, increasing to $5,000 at
                                                June 30, 2003 through the
                                                maturity date of March 31, 2004.

                                                Term Loan B

                                                Borrowings under this loan in
                                                the amount of $65,000, were to
                                                be used solely in connection
                                                with the acquisition of PureTec.
                                                Interest is payable quarterly at
                                                the same rate discussed above,
                                                except the Applicable Base Rate
                                                is initially 1.75% and the
                                                Applicable Euro-Dollar Margin is
                                                initially 2.75%. The rate at
                                                July 3, 1998 is 8.438%. In
                                                addition, the Applicable Base
                                                Rate and Applicable Euro-Dollar
                                                Margin can be reduced .5% based
                                                on the maintenance of certain
                                                leverage ratios. Principal is
                                                payable $162.5 quarterly,
                                                beginning June 30, 1998,
                                                increasing to $7,150 on June 30,
                                                2004 and to $8,125 on June 30,
                                                2005 through the maturity date
                                                of March 31, 2006.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                        (d)     PureTec Senior Secured Notes

                                                In November 1993, PST, a
                                                subsidiary of PureTec, issued
                                                $125,000 11.25% Senior Secured
                                                Notes which were to mature in
                                                2003. In connection with the
                                                acquisition of PureTec by the
                                                Company, $123,450 of these notes
                                                were redeemed. Interest is
                                                payable quarterly and principal
                                                is payable at maturity.

                                        Principal payments on long-term debt
                                        over the next five years and thereafter
                                        are as follows:



-----------------------------------------------------------------------------------------
1999                                                                          $   5,454

2000                                                                              5,477

2001                                                                              6,859

2002                                                                              8,935

2003                                                                             17,136

Thereafter                                                                      358,044
-----------------------------------------------------------------------------------------
                                                                               $401,905
=========================================================================================



                                       The Company believes the recorded value
                                       of long-term debt approximates fair
                                       value based on current rates available
                                       to the Company for similar debt.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



6. INCOME TAXES         The provision for income taxes is summarized as follows:


                                             July 3,          June 27,           June 28,
Years ended                                    1998             1997               1996
-----------------------------------------------------------------------------------------
Current:
   Federal                                   $ 4,492           $3,425              $735
   Foreign                                     1,345                -                 -
   State and local                             1,395              250               183
-----------------------------------------------------------------------------------------
                                               7,232            3,675               918
-----------------------------------------------------------------------------------------
Deferred:
   Federal                                     1,656              932                60
   Foreign                                       182                -                 -
   State and local                                42               68                 4
-----------------------------------------------------------------------------------------
                                               1,880            1,000                64
-----------------------------------------------------------------------------------------
Provision for income taxes                   $ 9,112           $4,675              $982
=========================================================================================


For the year ended July 3, 1998, pre-tax income is comprised of $14,754 from domestic operations and $3,027 from foreign operations.

The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                             July 3,           June 27,           June 28,
Years ended                                    1998              1997               1996
------------------------------------------------------------------------------------------
Provision for Federal income
   taxes at statutory rate                   $ 6,046           $4,455              $666
State and local income taxes,
   net of Federal benefit                        921              165               305
Non-deductible goodwill amortization           1,838                -                 -
Foreign tax rates in excess of
   Federal tax rate                              328                -                 -
Other, net                                      (21)               55                11
------------------------------------------------------------------------------------------
Provision for income taxes                   $ 9,112           $4,675              $982
==========================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                        July 3,          June 27,
                                                          1998              1997
--------------------------------------------------------------------------------
Current deferred taxes:
   Allowance for doubtful accounts                     $    565         $    125
   Inventory                                                818              360
   Tax credit and net operating loss
      carryforwards                                        --                298
   Accrued expenses                                       4,182              717
--------------------------------------------------------------------------------
        Total current deferred tax assets              $  5,565         $  1,500
================================================================================
Long-term deferred taxes:
   Net operating loss carryforwards                    $ 29,359         $   --
   Accrued pension and postretirement                     1,375             --
   Accrued expenses                                         464             --
   Difference in book vs tax basis of assets            (19,133)          (7,255)
--------------------------------------------------------------------------------
        Total deferred tax assets (liabilities)          12,065           (7,255)
Valuation allowance                                      (5,000)            --
--------------------------------------------------------------------------------
Total long-term deferred tax assets
   (liabilities)                                       $  7,065        $ (7,255)
================================================================================

The net long-term deferred tax assets have been subjected to a valuation allowance since management believes it is more likely than not that this portion of the net operating loss carryforwards (NOL) balance will not be realized as a result of the various limitations on their usage, discussed below.

The domestic net operating losses are subject to matters discussed below and are subject to change due to the restructuring occurring at the corporate subsidiary level, as well as adjustment for the timing of inclusion of expenses and losses in the federal returns as compared to amounts included for financial statement purposes.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



Net Operating Losses

The Company and its U.S. subsidiaries file a consolidated tax return. The NOL carryforwards involve complex issues of federal tax law and are subject to various limitations as follows:

- $68,400 - Subject to IRC Section 382 change in ownership annual limitation of approximately $3,900; this includes $4,700 of losses incurred prior to 1992, which are subject to additional limitations. Approximately $27,700 of these losses were incurred after the change of ownership occurred and are not subject to Section 382 limitations except as discussed below; expire 2001-2013.

- $17,700 - Subject to IRC Section 382 annual limitation of approximately $3,100, Separate Return Limitation Year ("SRLY") as to a PureTec subsidiary, expire 1999 - 2005.

- $4,000 - Subject to IRC Section 382 annual limitation of approximately $3,100. (This is part of, and not in addition to, $3,100 IRC Section 382 limitation discussed immediately above). SRLY as to a Puretec subsidiary, expires 2009.

In addition, as a result of the acquisition of PureTec by the Company, the NOL carryforwards are subject to a total annual IRC Section 382 Separate Return limitation of $5,900.

To the extent the amounts of NOL's reserved are subsequently recognized, they will cause changes in the goodwill arising from the transaction. In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland. Fiscal 1998 and 1997 losses aggregated $1,818 which have no expiration date. The Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



7. EMPLOYEE BENEFIT       (a)      Savings Plans
   PLANS

                                   The Company maintains a discretionary 401(k) plan covering all eligible employees, excluding those employed by Dolco and PureTec, with at least one year of service. Contributions to the plan are determined annually by the Board of Directors. There were no contributions for years ended July 3, 1998, June 27, 1997 and June 28, 1996.

                                   The Company has a defined contribution profit sharing plan for the benefit of all employees having completed one year of service with Dolco. The Company contributes 3% of compensation for each participant and a matching contribution of up to 1% when an employee contributes 3% compensation. Contributions totaled approximately $653 and $475 for the years ended July 3, 1998 and June 27, 1997 and approximately $188 for the period February 22, 1996 to June 28, 1996.

                                   Additionally, the Company has a savings plan for all employees of three wholly-owned subsidiaries who are not covered under a collective bargaining agreement. The three subsidiaries are Plastic Specialties & Technologies Inc (PST); Burlington Resins, Inc (Burlington); and PTI Plastics, Inc.
                                   (PTI). Under the savings plan, the Company will match each eligible employee's contribution up to 3% of the employee's earnings. Such contribution amounted to approximately $215 for the period March 3 through July 3, 1998.

                           (b)     Pension Plans

                                   The Company maintains a non-contributory defined benefit pension plan that covers substantially all non-collective bargaining unit employees of PST and of Burlington, who have completed one year of service and are not participants in any other pension plan. The funding policy of the Company is to make contributions to the plan based on actuarial computations of the minimum required contribution for the plan year. The plan's assets are invested primarily in the Master Trust Fund of PST in accordance with the investment agreements of the plan. On September 8, 1998, the Company approved a plan to freeze this defined benefit pension plan effective September 30, 1998.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



Net pension costs for the period March 3 through July 3, 1998 consist of the following:

----------------------------------------------------------------------------
Service cost                                                        $    290
Interest cost on projected benefit obligations                           202
Actual return on plan assets                                            (233)
----------------------------------------------------------------------------
                                                                    $    259
============================================================================



The funded status of the Plan at July 3, 1998 is as follows:



----------------------------------------------------------------------------
Vested benefit obligation                                           $  8,275
============================================================================

Accumulated benefit obligation                                      $  8,636
============================================================================

Projected benefit obligation                                        $ 10,127

Plan assets at fair value                                              9,258
----------------------------------------------------------------------------
Projected benefit obligation in excess of                           $    869
   plan assets/accrued pension costs
============================================================================

The expected long-term rate of return on plan assets was 9% for the period presented and the discount rate was 7 1/2% at July 3, 1998.

The Company's Burlington subsidiary has a non-contributory defined benefit pension plan that covers substantially all hourly compensated employees covered by a collective bargaining agreement, who have completed one year of service. The funding policy of the Company is to make contributions to this plan based on actuarial computations of the minimum required contribution for the plan year. The plan's assets are invested primarily in the Master Trust Fund of PST.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



Net pension costs and funded status of the Plan for the period March 3 through July 3, 1998 and as of July 3, 1998 consist of the following:

----------------------------------------------------------
Service cost                                       $    40

Interest cost on projected benefit
   obligations                                         136

Actual return on plan assets                          (140)

----------------------------------------------------------
      Net pension cost                             $    36
==========================================================

Vested benefit obligation                          $ 4,686
==========================================================

Accumulated benefit obligation                     $ 4,974
==========================================================

Projected benefit obligation                       $ 4,974

Plan assets at fair value                            4,978
----------------------------------------------------------
Projected benefit obligation less than plan        $     4
   assets
==========================================================

The expected long-term rate of return on plan assets was 9% and the discount rate was 7 1/2% for the period.

The Company also has a defined benefit pension plan for the benefit of all employees having completed one year of service with Dolco. The Company's policy is to fund the minimum amounts required by applicable regulations. Dolco's Board of Directors approved a plan to freeze the pension plan on June 30, 1987, at which time benefits ceased to accrue. The Company has not been required to contribute to the plan since 1990.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                           (c)     Post-retirement Benefits

                                   In addition to providing pension benefits, the Company also sponsors the Burlington Retiree Welfare Plan, which provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement healthcare benefits paid during the period March 3, through July 3, 1998 amounted to $139.

                                   Net periodic post-retirement benefit cost for the period March 3 through July 3, 1998 was $110 and was comprised of $10 of service cost and $100 of interest cost.

                                   The status of the plan is as follows:

----------------------------------------------------------------------------------
Accumulated post-retirement benefit obligation:
   Retirees                                                                $1,199
   Fully eligible active plan participants                                    451
   Other active participants                                                  347
----------------------------------------------------------------------------------
        Total accrued post-retirement costs                                $1,997
==================================================================================

                                   The accumulated post-retirement benefit
                                   obligation was determined using a 7% discount rate for the period March 3 through July 3, 1998. The healthcare cost trend rate for medical benefits was assumed to be 6% for 1998, gradually declining until it reaches a constant annual rate of 5% in 2002. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $214 and increase the service and interest components by $5 at July 3, 1998.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



8. RELATED PARTY                   The Company has a management consulting
   TRANSACTIONS                    agreement with an affiliate of a stockholder.
                                   The terms of the agreement require the
                                   Company to pay a fee of Approximately $30 per month for a period of Ten years. Consulting service fees were approximately $400, $390 and $274 for the years ending July 3, 1998, June 27, 1997 and June 28, 1996, respectively.



9. STOCK OPTIONS                   In April 1994, the Company granted options to
                                   an employee to acquire 2 1/2% of the
                                   outstanding common stock for $13.5 per share, with anti-dilution provisions. The options are exercisable as to 33 1/3% of the shares on the first, second and third anniversary dates of the original grant and expire fifteen years from the date of the grant.

                                   In January 1998, the Company adopted an
                                   incentive stock plan (the "Stock Incentive
                                   Plan"). Under the Stock Incentive Plan,
                                   45.75206 shares are available for awards to employees of the Company. Options will be granted at fair market value on the date of grant. During 1998, options were granted to purchase 28.37 shares of common stock at an exercise price of $154.5 per share. The options are subject to vesting provisions determined at date of grant and expire 10 years from date of grant.

                                   In addition, an option to purchase 2.288 shares of common stock was granted to a member of the Board of Directors, in April 1998, at an exercise price of $154.5 per share. The options vest 100% after 3 years and expire 10 years from date of grant.

                                   At July 3, 1998, options for 21.73 shares are exercisable and no options have been exercised or forfeited as of July 3, 1998.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                   The Company applies APB Opinion 25 and
                                   related interpretations in accounting for these options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 5.28%, 6 3/4% and 6.24% in 1998, 1997 and 1996, respectively, expected volatility of zero, a dividend yield of zero and expected lives of 8 years.

                                                July 3,         June 27,         June 28,
Years ended                                      1998            1997             1996
-----------------------------------------------------------------------------------------
Income before extraordinary item:
   As reported                                   $8,669           $8,428            $976
=========================================================================================
   Pro forma                                     $8,618           $8,324            $904
=========================================================================================

10. COMMITMENTS AND                Commitments
    CONTINGENCIES

                                   The Company leases building space in 23
                                   locations throughout the United States,
                                   Canada and Europe. At July 3, 1998, the
                                   Company's future minimum lease payments are as follows:

-----------------------------------------------------------------------------------------
1999                                                                           $   4,801
2000                                                                               4,401
2001                                                                               4,270
2002                                                                               4,161
2003                                                                               2,474
Thereafter                                                                         9,541
-----------------------------------------------------------------------------------------
                                                                               $  29,648
=========================================================================================


                                   Rent expense, including escalation charges, amounted to approximately $2,802, $676 and $614 for the years ended July 3, 1998, June 27, 1997 and June 28, 1996, respectively.

                                   The Company has employment contracts with two employees which provide for minimum salaries of $1,800 and bonuses based on performance and expire in June 2001. Salaries and bonuses for the year ended July 3, 1998 under these contracts were $1,157 and $7,608, respectively. These contracts provide aggregate minimum annual compensation for the fiscal years ended as follows: 1998--$1,800; 1999--$1,800; 2000--$1,800; 2001-$1,800.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                        Contingencies

                           (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,114 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $902 (32,083 Belgian francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

                           (b) The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.



11. CONCENTRATIONS OF              Financial instruments that potentially
    CREDIT RISKS                   subject the Company to significant
                                   concentrations of credit risk consist
                                   principally of cash deposits and trade
                                   accounts receivable.

                                   The Company provides credit to customers on an unsecured basis after evaluating customer credit worthiness. Since the Company sells to a broad range of customers, concentrations of credit risk are limited. The Company provides an allowance for bad debts where there is a possibility for loss.

                                   The Company maintains demand deposits at several major banks throughout the United States. As part of its cash management process, the Company periodically reviews the credit standing of these banks.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



12. SUPPLEMENTAL CASH              (a)     Cash Paid
    FLOW INFORMATION

                                                            July 3,       June 27,       June 28,
 Years ended                                                 1998           1997           1996
-------------------------------------------------------------------------------------------------
 Interest                                                   $15,776        $ 5,317        $ 4,730
=================================================================================================
 Income taxes                                               $ 5,832        $ 3,747        $   188
=================================================================================================

                           (b)     Non-Cash Financing and Investing Activities

                                   The Company purchased the outstanding stock of PureTec Corporation on March 3, 1998 for approximately $312,047. In conjunction with the acquisition, liabilities were assumed as follows:

----------------------------------------------------------------------------------
 Fair value of assets acquired                                          $ 246,160

 Goodwill                                                                 161,722

 Cash paid                                                               (312,047)
----------------------------------------------------------------------------------
 Liabilities assumed                                                    $  95,835
==================================================================================

                                   The Company purchased certain assets and assumed certain liabilities of PurePlast, Inc., effective July 3, 1997, for approximately $2,292 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


--------------------------------------------------------------------------------
 Fair value of assets acquired                                          $ 1,802

 Goodwill                                                                 1,734

 Cash paid                                                               (2,292)
--------------------------------------------------------------------------------
 Liabilities assumed                                                    $ 1,244
================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                   The Company purchased all of the outstanding common and preferred stock of Dolco Packaging Corp, effective February 22, 1996, for approximately $40,000 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


--------------------------------------------------------------------------------
Fair value of assets acquired                                         $ 46,293
Goodwill                                                                14,044
Cash paid                                                              (39,434)
--------------------------------------------------------------------------------
Liabilities assumed                                                   $ 20,903
================================================================================

                                   The Company purchased certain assets and assumed certain liabilities of Hargro Flexible Packaging Corporation, effective December 22, 1995, for approximately $7,500 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


--------------------------------------------------------------------------------
Fair value of assets acquired                                         $ 10,592
Cash paid                                                               (7,543)
--------------------------------------------------------------------------------
Liabilities assumed                                                   $  3,049
================================================================================


13. SEGMENT INFORMATION            The Company operates in four industry
                                   segments: healthcare packaging, products, and materials; consumer packaging and products;
                                   food packaging; and specialty resins and compounds. The healthcare packaging, products, and materials segment principally produces pharmaceutical packaging, medical tubing and medical device materials. The consumer packaging and products segment principally produces precision tubing and gaskets, and garden and irrigation hose products. The food packaging segment produces foamed polystyrene packaging products for the poultry, meat and egg industries. The specialty resins and compounds segment produces specialty PVC resins. The healthcare packaging, products, and materials and consumer packaging and products segments have operations in the United States, Europe and Canada (Canadian operations are included in the domestic amounts below). Prior to 1998, the Company operated principally in the food packaging segment.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



Financial information concerning the Company's business segments and the geographic areas in which it operated for the year ended July 3, 1998 is as follows:


--------------------------------------------------------------------------------
NET SALES:
   Healthcare Packaging, Products, and Materials:
      Domestic                                                        $  88,749
      Europe                                                              1,959
   Consumer Packaging and Products:
      Domestic                                                           90,329
      Europe                                                             13,415
   Food packaging                                                        99,336
   Specialty Resins and Compounds                                        32,405
   Corporate & eliminations                                             (16,596)
--------------------------------------------------------------------------------
           TOTAL NET SALES                                            $ 309,597
================================================================================
OPERATING INCOME (LOSS):
   Healthcare Packaging, Products, and Materials:
      Domestic                                                        $  13,951
      Europe                                                               (388)
   Consumer Packaging and Products:
      Domestic                                                           11,293
      Europe                                                              3,573
   Food packaging                                                        18,321
   Specialty Resins and Compounds                                         2,955
   Corporate & eliminations                                             (11,827)
--------------------------------------------------------------------------------
           TOTAL INCOME FROM OPERATIONS                               $  37,878
================================================================================
DEPRECIATION AND AMORTIZATION:
   Healthcare Packaging, Products, and Materials:
      Domestic                                                        $   1,596
      Europe                                                                109
   Consumer Packaging and Products:
      Domestic                                                            3,395
      Europe                                                                459
   Food packaging                                                         9,320
   Specialty Resins and Compounds                                         1,952
   Corporate & eliminations                                                 418
--------------------------------------------------------------------------------
           TOTAL DEPRECIATION AND AMORTIZATION                        $  17,249
================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


CAPITAL EXPENDITURES:
   Healthcare Packaging, Products, and Materials:
      Domestic                                                        $  1,318
      Europe                                                                29
   Consumer Packaging and Products:
      Domestic                                                           1,276
      Europe                                                               111
   Food packaging                                                        4,326
   Specialty Resins and Compounds                                          233
--------------------------------------------------------------------------------
           TOTAL CAPITAL EXPENDITURES                                 $  7,283
================================================================================
IDENTIFIABLE ASSETS:
   Healthcare Packaging, Products, and Materials:
      Domestic                                                        $ 70,816
      Europe                                                            11,487
   Consumer Packaging and Products:
      Domestic                                                         178,636
      Europe                                                            39,368
   Food packaging                                                      135,064
   Specialty Resins and Compounds                                       89,355
   Corporate & eliminations                                             22,106
--------------------------------------------------------------------------------
           TOTAL IDENTIFIABLE ASSETS                                  $546,832
================================================================================

Income (loss) from operations is total net sales less cost of goods sold and operating expenses of each segment before deductions for general corporate expenses not directly related to an individual segment. In computing operating income (loss) from operations, the following items have not been included: interest expense and income tax provision. Identifiable assets by industry are those assets that are used in the Company's operation in each industry segment, including assigned value of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses and fixed assets offset by elimination of intersegment profit in ending inventories.

For the year ended July 3, 1998, one customer represented 10% of sales and two customers each represented 11% of accounts receivable at July 3, 1998.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



14.   SUPPLEMENTAL CON-            Tekni-Plex, Inc. issued 11 1/4% Senior
      DENSED CONSOLIDATING         Subordinated Notes in April 1997 and 9 1/4%
      FINANCIAL STATEMENTS         Series B Senior Subordinated Notes in
                                   February 1998. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. At
                                   June 27, 1997, there were no non-guarantor subsidiaries. The following condensed consolidating financial statements present separate information for Tekni-Plex (the
                                   "Issuer") and its domestic subsidiaries (the
                                   "Guarantors") and the foreign subsidiaries
                                   (the "Non-Guarantors").

                                   Condensed Consolidating Statement of
                                   Operations - For the year ended July 3, 1998


                                                                Non-
                                Issuer       Guarantors      Guarantors        Total
-----------------------------------------------------------------------------------------
Sales, net                       $151,507       $137,013         $21,077       $309,597

Cost of sales                     110,886        106,543          15,070        232,499
-----------------------------------------------------------------------------------------
Gross profit                       40,621         30,470           6,007         77,098

Selling, general and
   administrative                  24,218         12,581           2,421         39,220
-----------------------------------------------------------------------------------------
Income from operations             16,403         17,889           3,586         37,878

Interest expense, net              18,996            477             209         19,682

Other expense (income)                346          (281)             350            415
-----------------------------------------------------------------------------------------
Income (loss) before
   provision for income taxes      (2,939)         17,693           3,027         17,781

Provision for income
   taxes                           (1,447)          9,023           1,536          9,112
-----------------------------------------------------------------------------------------
Net income (loss)               $  (1,492)      $   8,670        $  1,491      $   8,669
=========================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Condensed Consolidating Balance Sheet - at July 3, 1998:

                                                                     Non-
                                 Issuer          Guarantors       Guarantors       Eliminations          Total
---------------------------------------------------------------------------------------------------------------
Current assets                 $  18,510         $ 107,700         $  24,621       $  40,446          $ 191,277

Property, plant and
   equipment, net                 40,535            71,304            16,395             --             128,234

Goodwill                          30,624           161,722             1,503             --             193,849

Investment in
   subsidiaries                  333,498              --                --           (333,498)             --

Deferred financing
   costs, net                     22,277               396               118             --              22,791

Other long-term
   assets                          7,041             2,060             1,580             --              10,681
---------------------------------------------------------------------------------------------------------------
      Total assets             $ 452,485         $ 343,182         $  44,217        $(293,052)        $ 546,832
===============================================================================================================

Current liabilities            $  28,855         $  64,948         $  12,577        $    --         $   106,380

Long-term debt                   386,063             6,755             3,633             --             396,451

Other long-term
   liabilities                    (6,377)          (37,606)           10,599           38,712             5,328
---------------------------------------------------------------------------------------------------------------
      Total liabilities          408,541            34,097            26,809           38,712           508,159
---------------------------------------------------------------------------------------------------------------
Additional paid-in
   capital                        41,095           296,747            15,641         (312,408)           41,075

Retained earnings
   (deficit)                       2,849            12,611             1,489          (19,356)           (2,407)

Cumulative currency
   translation
   adjustment                       --                (273)              278             --                   5
---------------------------------------------------------------------------------------------------------------
      Total equity                43,944           309,085            17,408         (331,764)           38,673
---------------------------------------------------------------------------------------------------------------
Total liabilities and
   equity                      $ 452,485         $ 343,182         $  44,217        $(293,052)        $ 546,832
===============================================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


15. QUARTERLY RESULTS OF
    OPERATIONS
    (UNAUDITED)

                                  First         Second          Third         Fourth
1998                             Quarter        Quarter        Quarter        Quarter
-----------------------------------------------------------------------------------------
Net sales                           $37,791        $37,831        $68,388       $165,587

Gross profit                          9,934         10,464         17,152         39,548

Income from operations                5,886          6,257          7,438         18,297

Net income                            2,305          2,436          1,635          2,293
=========================================================================================

                                  First         Second          Third         Fourth
1997                             Quarter        Quarter        Quarter        Quarter
-----------------------------------------------------------------------------------------
Net sales                           $35,167        $36,428        $38,233      $  34,908

Gross profit                          8,621          9,514         10,454          9,140

Income from operations                4,207          6,778          5,609          5,249

Income before
   extraordinary item                 1,277          2,884          2,266          2,001

Loss on extinguishment
   of debt                                -              -              -       (20,666)
-----------------------------------------------------------------------------------------
Net income (loss)                   $ 1,277        $ 2,884       $  2,266     $ (18,665)
=========================================================================================

INDEPENDENT AUDITORS' REPORT
    ON SUPPLEMENTAL SCHEDULE



Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated September 11, 1998 relating to the consolidated financial statements of Tekni-Plex, Inc. and Subsidiaries, which is contained in this Form 10-K, included the audits of the financial statement schedule for the years ended July 3, 1998, June 27, 1997 and June 28, 1996 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.



Woodbridge, New Jersey

September 11, 1998

                                                                TEKNI-PLEX, INC.
                                                                  AND SUBSIDIARY

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                          (DOLLARS IN THOUSANDS)

                                         Balance at           Charged to     Charged to                              Balance at
                                        Beginning of          Costs and        Other                                   End of
                                          Period             Expenses (1)     Accounts        Deductions (2)           Period
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 30, 1996
   Accounts receivable allowance             $ 93                $121         $  351(3)          $     -               $   565
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 28, 1997
   Accounts receivable allowance             $565                $200         $    -             $   452               $   313
------------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 3, 1998
   Accounts receivable allowance             $313                $705         $1,592(4)          $ 1,284               $ 1,326
------------------------------------------------------------------------------------------------------------------------------------

(1)   To increase accounts receivable allowance.
(2)   Uncollectible accounts written off, net of recoveries.
(3)   Balance related to Dolco acquisition.
(4)   Balance related to Puretec acquisition.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TEKNI-PLEX, INC.

                                                By: /s/ F. PATRICK SMITH
                                                -------------------------------
                                                F. Patrick Smith
                                                Chairman of the Board and
                                                Chief Executive Officer
Dated: September 29, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on September 29, 1998.

                SIGNATURE                       TITLE
                ---------                       -----
        /s/ F. PATRICK SMITH
        --------------------------        Chairman of the Board and Chief Executive
            F. Patrick Smith              Officer

       /s/ KENNETH W.R.  BAKER
        --------------------------        President and Chief Operating Officer
          Kenneth W.R.  Baker             Principal Accounting and Financial Officer

         /s/ ARTHUR P. WITT
        --------------------------
             Arthur P. Witt               Corporate Secretary and Director

       /s/ J.  ANDREW MCWETHY
        --------------------------
           J.  Andrew McWethy             Director


        --------------------------
            Barry A. Solomon              Director

        /s/ STEPHEN A. TUTTLE
        --------------------------
           Stephen A. Tuttle              Director

        /s/ MICHAEL F. CRONIN
        --------------------------
            Michael F. Cronin             Director

Exhibit Index

Exhibit
Number      Document Description

3.1         Restated Certificate of Incorporation of Tekni-Plex, Inc. (Filed as
            Exhibit 3.1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference.)

3.2         Amended and Restated By-laws of Tekni-Plex, Inc. (Filed as Exhibit
            3.3 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference.)

10.1 Credit Agreement, dated as of March 3, 1998, among Tekni-Plex, Inc., the Guarantors party thereto, the Lenders party thereto, the LC Issuing Banks referred to therein and Morgan Guaranty Trust Company of New York, as Agent. (Filed as Exhibit 10.1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference.)

10.2        Note (original not included; form of Note included in Exhibit 10.1).

10.3 Security Agreement, dated as of March 3, 1998, among Tekni-Plex, Inc., the Guarantors listed therein and Morgan Guaranty Trust Company of New York, as Collateral Agent (original not included; form of Security Agreement included in Exhibit 10.1).

10.4 Pledge Agreement, dated as of March 3, 1998, between Tekni-Plex, Inc. and Morgan Guaranty Trust Company of New York, as Agent (original not included; form of Pledge Agreement included in Exhibit 10.1).

10.5 Form of Mortgage, dated as of March 3, 1998, made by Tekni-Plex, Inc., or the Guarantors listed therein. in favor of Morgan Guaranty Trust Company, as Agent (original not included; form of Mortgage included in Exhibit 10.1).

10.6        Employment Agreement, dated as of January 30, 1997, between Dr.
            F. Patrick Smith and Tekni-Plex, Inc. (Filed as Exhibit 10.6 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.7 Employment Agreement, dated as of April 4, 1997, between Mr. Kenneth W.R. Baker and Tekni-Plex, Inc. (Filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.8 Form of Amended and Restated Option Agreement, dated as of April 4, 1997, among Tekni-Plex, Inc., Tekni-Plex Partners L.P. and F. Patrick Smith (Filed as Exhibit 10.8 to Registrant's Amendment No. 2 to Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.9 Form of Amended and Restated Stock Option Agreement, dated as of April 4, 1997, between Tekni-Plex, Inc. and Kenneth W.R. Baker (Filed as Exhibit 10.9 to Registrant's Amendment No. 1 to Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.10 Management Fee Agreement, dated as of April 4, 1997, between Tekni-Plex, Inc. and MST Management Company, Inc. (Filed as
            Exhibit 10.10 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.11 Management Fee Agreement, dated as of April 4, 1997, between Tekni-Plex, Inc. and MST/TP Holding, Inc. (Filed as Exhibit 10.11 to Registrant's Amendment No. 2 to Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.12 Indenture, dated as of April 1, 1997 among Tekni-Plex, Inc., Dolco Packaging, Corp. and Marine Midland Bank, as Trustee (Filed as
            Exhibit 4.1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.13 Senior Subordinated Note and Guarantee (original not included; form of Note and Guarantee included in Exhibit 10.12).

10.14 Agreement and Plan of Merger, dated as of November 11, 1997 among Tekni-Plex, Inc., P.T. Holding, Inc., PureTec Corporation and Plastic Specialties and Technologies, Inc. (Filed as Exhibit 2.1 to PureTec Corporation's Annual Report on Form 10-K, Commission File No. 0-26508 and incorporated herein by reference).

10.15 Indenture, dated as of March 1, 1998 among Tekni-Plex, Inc., the Guarantors listed therein and Marine Midland Bank, as Trustee. (Filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference.)

10.16 Senior Subordinated Note and Guarantee (original not included; form of Note and Guarantee included in Exhibit 4.1).

10.17       Tekni-Plex, Inc. Stock Incentive Plan.*

21.0        List of Subsidiaries.*

27.0        Financial Data Schedule.*



* Filed herewith.