Form 10-Q
period 1998-10-02
TEKNI PLEX INC
filed 1998-11-12
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended October 2, 1998

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---
         For the transition period from               to

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                     22-3286312
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)



201 Industrial Parkway                                    (908) 722-4800
Somerville, New Jersey 08876                     (Registrant's telephone number)
(Address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                                TEKNI-PLEX, INC.


                                                                          Page #
PART I.  FINANCIAL INFORMATION
    ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet as of October 2, 1998
            and July 3, 1998..................................................3

         Consolidated Statement of Earnings for the three months
            ended October 2, 1998 and September 26, 1997......................4

         Consolidated Statement of Cash Flows for the three months
            ended October 2, 1998 and September 26, 1997......................5

         Notes to Consolidated Financial Statements........................6-12

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS........................13-15

    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......15

PART II. OTHER INFORMATION

    Item 1.  Legal proceedings...............................................16

    Item 2.  Changes in securities...........................................16

    Item 3.  Defaults upon senior securities.................................16

    Item 4.  Submission of matters to a vote of securities holders...........16

    Item 5.  Other information...............................................16

    Item 6.  Exhibits and reports on Form 8-K................................16

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                             OCTOBER 2, 1998    July 3, 1998
                                                               (UNAUDITED)
                                                             ---------------    ------------
ASSETS
Current:
   Cash                                                         $  36,460        $  29,363
   Accounts receivable, net of allowance for
      doubtful accounts of $1,344 and $1,326 respectively          57,704           88,778
   Inventories                                                     68,418           57,929
   Deferred taxes                                                   5,565            5,565
   Prepaid and other current assets                                13,614            9,642
                                                                ---------        ---------
         Total current assets                                     181,761          191,277
                                                                ---------        ---------

Property, plant and equipment, net                                126,149          128,234
Intangible assets, net of accumulated amortization
   of $18,938 and $15,030 respectively                            189,073          193,849
Deferred charges, net of accumulated amortization
   of $2,261 and $1,768 respectively                               22,212           22,791
Deferred income taxes                                               7,065            7,065
Other assets                                                        3,595            3,616
                                                                ---------        ---------

                                                                $ 529,855        $ 546,832
                                                                =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of long-term debt                            $   5,305        $   5,147
   Line of credit                                                     279              307
   Accounts payable - trade                                        28,760           32,986
   Accrued payroll and benefits                                    13,170           12,074
   Accrued interest                                                 1,944            8,884
   Accrued liabilities - other                                     36,442           44,539
   Income taxes payable                                             1,659            2,443
                                                                ---------        ---------
         Total current liabilities                                 87,559          106,380
                                                                ---------        ---------

Long-term debt                                                    395,138          396,451
Other liabilities                                                   5,369            5,328
                                                                ---------        ---------
         Total liabilities                                        488,066          508,159
                                                                ---------        ---------

Stockholder's equity:
   Common stock                                                      --               --
   Additional paid-in capital                                      41,075           41,075
   Cumulative currency translation adjustment                       1,576                5
   Retained earnings                                                 (862)          (2,407)
                                                                ---------        ---------
         Total stockholder's equity                                41,789           38,673
                                                                ---------        ---------

                                                                $ 529,855        $ 546,832
                                                                =========        =========


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (in thousands)
                                   (Unaudited)

                                                          Three months ended
                                                    -----------------------------
                                                    OCTOBER 2,      September 26,
                                                       1998              1997
                                                    ----------      -------------
Net sales                                           $ 108,069         $  37,791
Cost of goods sold                                     80,978            27,857
                                                    ---------         ---------
   Gross profit                                        27,091             9,934
Operating expenses:
   Selling, general and administrative                 13,960             4,048
                                                    ---------         ---------
Operating profit                                       13,131             5,886
Other income (expenses)                                  (375)              (72)
Interest expense                                       (9,607)           (2,109)
                                                    ---------         ---------
Earnings before income taxes                            3,149             3,705
Provision for income taxes                              1,606             1,400
                                                    ---------         ---------
NET INCOME                                          $   1,543         $   2,305
                                                    ---------         ---------


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                              Three months ended
                                                                       OCTOBER 2, 1998   September 26, 1997
                                                                       ---------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  1,543           $  2,305
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
         Depreciation and amortization                                        7,899              2,423
         Deferred income taxes                                                 --                 (170)
   Changes in operating assets and liabilities:
         Accounts receivable                                                 31,074             (1,489)
         Inventories                                                        (10,489)               304
         Prepaid expenses and other current assets                           (3,972)               619
         Income taxes                                                          (776)              --
         Accounts payable                                                    (4,226)             1,102
         Accrued interest                                                    (6,940)             2,151
         Accrued expenses and other liabilities                              (6,960)            (3,910)
                                                                           --------           --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,153              3,335
                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                (1,849)            (1,221)
         Acquisition costs                                                      435             (2,292)
         Deposits and other assets                                              922              2,240
                                                                           --------           --------
                NET CASH USED IN INVESTING ACTIVITIES                          (492)            (1,273)
                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayments/borrowings of long-term debt                             (1,163)              (201)
         Repayments/borrowings under line of credit                              28               --
         Foreign currency translation                                         1,571               --
                                                                           --------           --------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             436               (201)
                                                                           --------           --------

NET INCREASE IN CASH                                                          7,097              1,861
CASH, BEGINNING OF PERIOD                                                    29,363             11,095
                                                                           --------           --------
CASH, END OF PERIOD                                                        $ 36,460           $ 12,956
                                                                           --------           --------

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                        $ 15,983           $   --
                                                                           --------           --------
           Income taxes                                                         433                529
                                                                           --------           --------


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 1 - GENERAL

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 3, 1998.



NOTE 2 - INVENTORIES

Inventories as of October 2, 1998 and July 3, 1998 are summarized as follows:


                                               OCTOBER 2, 1998        July 3, 1998
                                               ---------------        ------------
Raw materials                                      $27,551               $24,427
Work-in-process                                      5,261                 5,136
Finished goods                                      35,606                28,366
                                                   -------               -------
                                                   $68,418               $57,929
                                                   -------               -------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                            Three months ended
                                                         OCTOBER 2,       July 3,
                                                            1998           1998
                                                         ----------       -------
Senior Subordinated Notes issued March 3, 1998 at 9
-1/4% due March 1, 2008                                   $200,000       $200,000

Senior Subordinated Notes issued April 4, 1997 at
11 -1/4% due April 1, 2007                                  75,000         75,000

Senior Debt:

   Revolving line of credit                                   --             --

   Term notes                                              113,425        114,213

PS&T term notes at 11 -1/4%, Senior Secured Notes
due December 1, 2003                                         1,550          1,550

Loan Promissory Note collateralized by a building
in Newark, NJ                                                  181            211

7% Subordinated Notes issued in connection with an
acquisition by PureTec, due July 1, 2005                       194            662

Foreign Term Loans payable in Belgium Francs                 1,348          1,265

Foreign Term Loans payable in Italian Lira                   2,037          2,032

Foreign Term Loans and capitalized lease
obligations, payable in British Pounds                       6,178          6,055

Foreign Line of Credit payable in British Pounds               427            492

PurePlast Line of Credit payable in Canadian
Dollars                                                        279            307

PurePlast Term Loan payable in Canadian Dollars                 52             67

Other, primarily equipment financing                            51             51
                                                          --------       --------
                                                           400,722        401,905

Less: Current maturities                                     5,584          5,454
                                                          --------       --------
                                                          $395,138       $396,451
                                                          --------       --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 4 - CONTINGENCIES

       (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,032 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $866 (32,083 Belgian francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

       (b) The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 5 - SEGMENT INFORMATION

The Company operates in four industry segments: healthcare packaging, products, and materials; consumer packaging and products; food packaging; and specialty resins and compounds. The healthcare packaging, products, and materials segment principally produces pharmaceutical packaging, medical tubing and medical device materials. The consumer packaging and products segment principally produces precision tubing and gaskets, and garden and irrigation hose products. The food packaging segment produces foamed polystyrene packaging products for the poultry, meat and egg industries. The specialty resins and compounds segment produces specialty PVC resins. The healthcare packaging, products, and materials and consumer packaging and products segments have operations in the United States, Europe and Canada. Prior to 1998, the Company operated principally in the food packaging segment.

Financial information concerning the Company's business segments and the geographic areas in which it operated for the three months ended October 2, 1998 is as follows:

Net Sales:
 Healthcare Packaging, Products, and Materials:
   Domestic                                                             $ 30,135
   Foreign                                                                 2,131
 Consumer Packaging and Products:
   Domestic                                                               24,051
   Foreign                                                                 8,397
 Food packaging                                                           23,732
 Specialty Resins and Compounds                                           19,623
 Corporate & eliminations                                                   --
                                                                        --------
     Total Net Sales                                                    $108,069
                                                                        --------

Operating Income:
 Healthcare Packaging, Products, and Materials:
   Domestic                                                            $  6,150
   Foreign                                                                   55
 Consumer Packaging and Products:
   Domestic                                                               4,532
   Foreign                                                                2,428
 Food packaging                                                           4,042
 Specialty Resins and Compounds                                           2,575
 Corporate & eliminations                                                (6,651)
                                                                       --------
        Total Operating Income                                         $ 13,131
                                                                       --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


Depreciation and Amortization:
 Healthcare Packaging, Products, and Materials:
   Domestic                                                               $1,284
   Foreign                                                                   126
 Consumer Packaging and Products:
   Domestic                                                                1,656
   Foreign                                                                   378
 Food packaging                                                            2,772
 Specialty Resins and Compounds                                            1,335
 Corporate & eliminations                                                    348
                                                                          ------
     Total Depreciation and Amortization                                  $7,899
                                                                          ------

Capital Expenditures:
 Healthcare Packaging, Products, and Materials:
   Domestic                                                             $    509
   Foreign                                                                    64
 Consumer Packaging and Products:
   Domestic                                                                  394
   Foreign                                                                   203
 Food packaging                                                              590
 Specialty Resins and Compounds                                               71
 Corporate & eliminations                                                     18
                                                                        --------
     Total Capital Expenditures                                         $  1,849
                                                                        --------

Identifiable Assets:
 Healthcare Packaging, Products, and Materials:
   Domestic                                                             $ 64,077
   Foreign                                                                14,591
 Consumer Packaging and Products:
   Domestic                                                              163,163
   Foreign                                                                43,011
 Food packaging                                                          134,554
 Specialty Resins and Compounds                                           90,863
 Corporate & eliminations                                                 19,596
                                                                        --------
     Total Identifiable Assets                                          $529,855
                                                                        --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)

                   For the three months ended October 2, 1998


                                                                                      Non-
                                            Total         Issuer     Guarantors    Guarantors
                                          ---------     ---------    ----------    ----------
Net sales                                 $ 108,069     $  36,026     $  61,515     $  10,528

Cost of goods sold                           80,978        27,149        46,682         7,147
                                          ---------     ---------     ---------     ---------

Gross profit                                 27,091         8,877        14,833         3,381

Operating expenses
   Selling, General and administrative       13,960         6,467         6,595           898
                                          ---------     ---------     ---------     ---------

Operating profit                             13,131         2,410         8,238         2,483

Other income (expenses)                        (375)          (80)          325          (620)

Interest expense                             (9,607)       (9,509)          (52)          (46)
                                          ---------     ---------     ---------     ---------

Earnings before income taxes                  3,149        (7,179)        8,511         1,817

Provision for income taxes                    1,606        (3,590)        4,446           750
                                          ---------     ---------     ---------     ---------

Net income                                $   1,543     $  (3,589)    $   4,065     $   1,067
                                          =========     =========     =========     =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                      Condensed Consolidated Balance Sheet
                                   (Unaudited)


                                 October 2, 1998


                                                                                                        Non-
                                                Total      Eliminations     Issuer     Guarantors    Guarantors
                                              ---------    ------------   ---------    ----------    ----------
Current assets                                $ 181,761     $(118,223)    $ 165,613     $  95,794     $  38,577
Property, plant and equipment, net              126,149          --          40,370        68,974        16,805
Intangible assets                               189,073          --          28,891       158,704         1,478
Investment in subsidiaries                         --        (333,498)      333,498          --            --
Deferred charges                                 22,212          --          21,715          --             497
Other assets                                     10,660          --          18,962        (8,547)          245
                                              ---------     ---------     ---------     ---------     ---------

   Total assets                               $ 529,855     $(451,721)    $ 609,049     $ 314,925     $  57,602
                                              =========     =========     =========     =========     =========


Current liabilities                           $  87,559     $(107,276)    $  36,988     $ 145,187     $  12,660
Long-tern debt                                  395,138          --         385,276         1,743         8,119
Other long-term liabilities                       5,369        (7,547)      141,294      (145,428)       17,050
                                              ---------     ---------     ---------     ---------     ---------
   Total liabilities                            488,066      (114,823)      563,558         1,502        37,829
                                              ---------     ---------     ---------     ---------     ---------

Additional paid-in capital                       41,075      (312,408)       41,095       296,747        15,641
Retained earnings                                  (862)      (24,490)        4,396        16,676         2,556
Cumulative currency translation adjustment        1,576          --            --            --           1,576
                                              ---------     ---------     ---------     ---------     ---------
   Total equity                                  41,789      (336,898)       45,491       313,423        19,773
                                              ---------     ---------     ---------     ---------     ---------

Total liabilities and equity                  $ 529,855     $(451,721)    $ 609,049     $ 314,925     $  57,602
                                              =========     =========     =========     =========     =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 1999 COMPARED WITH THE FIRST QUARTER OF FISCAL 1998

Net Sales increased to $108.1 million for the three months ended October 2, 1998 from $37.8 million for the three months ended September 26, 1997. This represents an increase of $70.3 million or 186.0%. The increased sales are primarily attributed to the acquisition of PureTec in March 1998.

Cost of Goods Sold increased to $81.0 million for the three months ended October 2, 1998 from $27.9 million for the three months ended September 26, 1997, primarily due to the acquisition of PureTec. Expressed as a percentage of net sales, cost of goods sold increased to 74.9% for the three months ended October 2, 1998 from 73.7% for the three months ended September 26, 1997. The increase in cost of goods sold as a percentage of net sales was due primarily to the different sales mix associated with the purchase of PureTec.

Gross Profit as a result, increased to $27.1 million or 25.1% of net sales for the three months ended October 2, 1998, from $9.9 million or 26.3% of net sales for the three months ended September 26, 1997.

Selling, general and administrative expenses increased to $14.0 million or 12.9% of net sales for the three months ended October 2, 1998 from $4.0 million or 10.7% of net sales for the three months ended September 26, 1997. Selling, general and administrative expenses increased as a percentage of net sales due primarily to the acquisition of PureTec, as well as increased administrative costs and higher selling expenses associated with the global expansion of the Company's healthcare packaging products.

Operating profit increased to $13.1 million or 12.2% of net sales for the three months ended October 2, 1998, from $5.9 million or 15.6% for the three months ended September 26, 1997, due primarily to the different sales mix associated with the purchase of PureTec as stated above.

Interest expense increased to $9.6 million or 8.9% of net sales for the three months ended October 2, 1998, from $2.1 million or 5.6% of net sales for the same period in the prior year. This is due to the issuance of bonds and notes to acquire PureTec.

Provision for income taxes increased to $1.6 million or 1.5% of net sales for the three months ended October 2, 1998, from $1.4 million or 3.7% for the same period in the prior year. The Company's effective tax rate was 51% for the three months ended October 2, 1998 compared to 38% for the same period in the prior year. The increase in effective tax rate between periods is due primarily to non-deductible amortization and the depletion of tax carryover losses and credits from prior acquisitions.

Net income decreased to $1.5 million or 1.4% of net sales for the three months ended October 2, 1998, from $2.3 million or 6.1% of net sales for the same period in the prior year, due primarily to the impact of acquiring PureTec, as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 2, 1998, net cash provided by operating activities was $7.2 million compared to $3.3 million for the same period in the prior year. This was due primarily to the acquisition of PureTec.

Working capital at October 2, 1998 was $94.2 million compared to $84.9 million at July 3, 1998. The increase in working capital was due primarily to the decrease in accounts payable, accrued expenses, and increased inventory, partially offset by normal seasonal decreases in accounts receivable.

As of October 2, 1998 and July 3, 1998, there was no outstanding balance under the $90 million revolving credit line of the Existing Credit Facility.

The Company's capital expenditures for the three months ended October 2, 1998 and September 26, 1997 were $1.8 million, and $1.2 million respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

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

Customers: Tekni-Plex is committed to providing uninterrupted service to its customers. In a few cases, the Company has direct interfaces with the computer systems of its customers, primarily for "vendor managed inventory" applications. The Company expects to resolve any significant Year 2000 issues with such customers before the occurrence of any business disruptions, although the Company has limited or no control over the actions of these customers. The Company expects to maintain adequate finished goods inventories to protect customers against the possibility of temporary computer interface interruptions, if any.

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


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

        Not applicable

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

        (a)       Exhibit 27
        (b)       Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            TEKNI-PLEX, INC.


November 10, 1998

                            By:  /s/ F. Patrick Smith
                                 ----------------------------------------------
                                 F. Patrick Smith
                                 Chairman of the Board and
                                 Chief Executive Officer



                            By:  /s/ Kenneth W.R. Baker
                                 ----------------------------------------------
                                 Kenneth W. R. Baker
                                 President and Chief Operating Officer
                                 and Principal Accounting and Financial Officer