Form 10-Q
period 1999-01-01
TEKNI PLEX INC
filed 1999-02-11
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 1, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from_________________to_________________

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.
--------------------------------------------------------------------------------
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

         Consolidated Balance Sheet as of January 1, 1999
            and July 3, 1998 ....................................................................................3

         Consolidated Statement of Earnings for the six months and three months ended January 1, 1999 and December 26, 1997...................................................4

         Consolidated Statement of Cash Flows for the six months
           ended January 1, 1999 and December 26, 1997...........................................................5

         Notes to Consolidated Financial Statements...........................................................6-13

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS................................................................14-17

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................17

PART II. OTHER INFORMATION

               Item 1.     Legal proceedings....................................................................18

               Item 2.     Changes in securities................................................................18

               Item 3.     Defaults upon senior securities......................................................18

               Item 4.     Submission of matters to a vote of securities holders................................18

               Item 5.     Other information....................................................................18

               Item 6.     Exhibits and reports on Form 8-K............................... .....................18

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                            JANUARY 1, 1999   July 3, 1998
                                                              (UNAUDITED)
                                                               ---------       ---------
ASSETS
Current:
   Cash                                                        $  27,955       $  29,363
   Accounts receivable, net of allowance for
      doubtful accounts of $1,242 and $1,326 respectively         53,790          88,778
   Inventories                                                    79,586          57,929
   Deferred taxes                                                  5,565           5,565
   Prepaid and other current assets                               10,257           9,642
                                                               ---------       ---------
         Total current assets                                    177,153         191,277


Property, plant and equipment, net                               125,053         128,234
Intangible assets, net of accumulated amortization
   of $23,036 and $15,030 respectively                           185,460         193,849
Deferred charges, net of accumulated amortization
   of $2,749 and $1,768 respectively                              21,564          22,791
Deferred income taxes                                              7,065           7,065
Other assets                                                       1,320           3,616
                                                               ---------       ---------

                                                               $ 517,615       $ 546,832
                                                               =========       =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of long-term debt                           $   4,729       $   5,147
   Line of credit                                                    357             307
   Accounts payable - trade                                       27,272          32,986
   Accrued payroll and benefits                                    9,723          12,074
   Accrued interest                                                9,212           8,884
   Accrued liabilities - other                                    24,084          44,539
   Income taxes payable                                               --           2,443
                                                               ---------       ---------
         Total current liabilities                                75,377         106,380


Long-term debt                                                   392,426         396,451
Other liabilities                                                  8,015           5,328
                                                               ---------       ---------
         Total liabilities                                       475,818         508,159
                                                               ---------       ---------

Stockholder's equity:
   Common stock                                                       --              --
   Additional paid-in capital                                     41,075          41,075
   Cumulative currency translation adjustment                      1,081               5
   Retained earnings                                                (359)         (2,407)
                                                               ---------       ---------
         Total stockholder's equity                               41,797          38,673
                                                               ---------       ---------

                                                               $ 517,615       $ 546,832
                                                               =========       =========



          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (in thousands)
                                   (Unaudited)


                                                Three months ended                       Six months ended
                                              January 1,         December 26,     January 1,         December 26,
                                                 1999                1997           1999                1997
                                               ---------         ---------         ---------         ---------
Net sales                                     $  94,004         $  37,831         $ 202,073         $  75,622
Cost of goods sold                               69,126            27,367           150,104            55,224
                                              ---------         ---------         ---------         ---------
   Gross profit                                  24,878            10,464            51,969            20,398
Operating expenses:
   Selling, general and administrative           14,558             4,207            28,518             8,255
                                              ---------         ---------         ---------         ---------
Operating profit                                 10,320             6,257            23,451            12,143
Other income (expenses)                            (122)              (87)             (497)             (159)
Interest expense                                 (9,399)           (2,227)          (19,006)           (4,336)
                                              ---------         ---------         ---------         ---------
Earnings before income taxes                        799             3,943             3,948             7,648
Provision for income taxes                          294             1,507             1,900             2,907
                                              ---------         ---------         ---------         ---------
Net income                                    $     505         $   2,436         $   2,048         $   4,741
                                              =========         =========         =========         =========



          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         Six months ended
                                                                             January 1, 1999     December 26, 1997
                                                                                --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  2,048             $  4,741
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
        Depreciation and amortization                                             16,061                4,793
        Deferred income taxes                                                         --                   40
   Changes in operating assets and liabilities:
        Accounts receivable                                                       34,988               (1,454)
        Inventories                                                              (21,657)                (225)
        Prepaid expenses and other current assets                                   (615)                 147
        Income taxes                                                              (2,443)               2,458
        Accounts payable                                                          (5,714)              (1,206)
        Accrued interest                                                             328                   81
        Accrued expenses and other liabilities                                   (17,885)              (4,409)
                                                                                --------             --------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                               5,111                4,966
                                                                                --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                      (5,023)              (1,939)
        Acquisition costs                                                            (88)              (2,292)
        Deposits and other assets                                                  1,909               (2,778)
                                                                                --------             --------
           NET CASH USED IN INVESTING ACTIVITIES                                  (3,202)              (7,009)
                                                                                --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments/borrowings of long-term debt                                   (4,443)                 (30)
        Repayments/borrowings under line of credit                                    50                  213
        Foreign currency translation                                               1,076                   --
                                                                                --------             --------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (3,317)                 183
                                                                                --------             --------

NET INCREASE IN CASH                                                              (1,408)              (1,860)
CASH, BEGINNING OF PERIOD                                                         29,363               11,095
                                                                                --------             --------
CASH, END OF PERIOD                                                             $ 27,955             $  9,235
                                                                                ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                             $ 18,580             $  4,236
                                                                                --------             --------
           Income taxes                                                            5,822                  409
                                                                                --------             --------



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



NOTE 2 - INVENTORIES

Inventories as of January 1, 1999 and July 3, 1998 are summarized as follows:


                                             January 1, 1999            July 3, 1998
                                           --------------------     ------------------
                Raw materials                         $ 26,057               $ 24,427
                Work-in-process                          5,305                  5,136
                Finished goods                          48,224                 28,366
                                           --------------------     ------------------
                                                      $ 79,586               $ 57,929
                                           --------------------     ------------------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



NOTE 3 - LONG-TERM DEBT

Long-term debt as of January 1, 1999 and July 3, 1998 consists of the following:

                                                            January 1,            July 3,
                                                              1999                 1998
                                                             --------            --------
Senior Subordinated Notes issued March 3, 1998 at
9-1/4% due March 1, 2008                                     $200,000            $200,000

Senior Subordinated Notes issued April 4, 1997 at
11 -1/4% due April 1, 2007                                     75,000              75,000

Senior Debt:
   Revolving line of credit                                        --                  --
   Term notes                                                 112,638             114,213

PS&T term notes at 11-1/4%, Senior Secured Notes
due December 1, 2003                                               --               1,550

Loan Promissory Note collateralized by a building
in Newark, NJ                                                     141                 211

7% Subordinated Notes issued in connection
with an acquisition by PureTec, due July 1, 2005                   --                 662

Foreign Term Loans payable in Belgium Francs                    1,085               1,265

Foreign Term Loans payable in Italian Lira                      1,978               2,032

Foreign Term Loans and capitalized lease
obligations, payable in British Pounds                          5,942               6,055

Foreign Line of Credit payable in British Pounds                  292                 492

PurePlast Line of Credit payable in Canadian
Dollars                                                           357                 307

PurePlast Term Loan payable in Canadian Dollars                    41                  67

Other, primarily equipment financing                               38                  51
                                                             --------            --------
                                                              397,512             401,905
Less: Current maturities                                        5,086               5,454
                                                             --------            --------
                                                             $392,426            $396,451
                                                             --------            --------



On November 30, 1998, the Company redeemed its 7% Subordinated Notes, due July 1, 2005. On December 1, 1998, the Company redeemed its 11-1/4% Senior Secured Notes, due December 1, 2003.

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

Financial information concerning the Company's business segments and the geographic areas in which it operated for the three and six month periods ended January 1, 1999 is as follows:

Net Sales:                                               Three months           Six months

Healthcare Packaging, Products, and Materials:
  Domestic                                                $  25,873             $  56,008
  Foreign                                                     2,793                 4,924
Consumer Packaging and Products:
  Domestic                                                   17,715                41,766
  Foreign                                                     6,678                15,075
Food packaging                                               24,422                48,154
Specialty Resins and Compounds                               16,523                36,146
Corporate & eliminations                                         --                    --
                                                          ---------             ---------
   Total Net Sales                                        $  94,004             $ 202,073
                                                          ---------             ---------

Operating Income:
Healthcare Packaging, Products, and Materials:
  Domestic                                                $   4,768             $   9,994
  Foreign                                                       332                   387
Consumer Packaging and Products:
  Domestic                                                      961                 4,720
  Foreign                                                     1,307                 3,735
Food packaging                                                4,149                 6,940
Specialty Resins and Compounds                                2,367                 4,277
Corporate & eliminations                                     (3,564)               (6,602)
                                                          ---------             ---------
  Total Operating Income                                  $  10,320             $  23,451
                                                          ---------             ---------

                       TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



Depreciation and Amortization:
   Healthcare Packaging, Products, and Materials:
      Domestic                                               $   1,712             $   2,996
      Foreign                                                       78                   204
   Consumer Packaging and Products:
      Domestic                                                   3,938                 5,594
      Foreign                                                      500                   878
   Food packaging                                                  875                 3,647
   Specialty Resins and Compounds                                1,261                 2,596
   Corporate & eliminations                                       (202)                  146
                                                             ---------             ---------
           Total Depreciation and Amortization               $   8,162             $  16,061
                                                             ---------             ---------





Capital Expenditures:
   Healthcare Packaging, Products, and Materials:
      Domestic                                               $     528             $   1,037
      Foreign                                                       --                    64
   Consumer Packaging and Products:
      Domestic                                                     558                   952
      Foreign                                                      256                   459
   Food packaging                                                1,465                 2,055
   Specialty Resins and Compounds                                  311                   382
   Corporate & eliminations                                         56                    74
                                                             ---------             ---------
           Total Capital Expenditures                        $   3,174             $   5,023
                                                             ---------             ---------

Identifiable Assets:
   Healthcare Packaging, Products, and Materials:
      Domestic                                                                     $  56,300
      Foreign                                                                         12,732
   Consumer Packaging and Products:
      Domestic                                                                       168,996
      Foreign                                                                         46,028
   Food packaging                                                                    134,025
   Specialty Resins and Compounds                                                     89,822
   Corporate & eliminations                                                            9,712
                                                                                   ---------
           Total Identifiable Assets                                               $ 517,615
                                                                                   ---------

                       TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



       NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)



                   For the three months ended January 1, 1999

                                                                                                                   Non-
                                                    Total               Issuer             Guarantors          Guarantors
                                                  --------             --------             --------             --------

Net sales                                         $ 94,004             $ 35,370             $ 49,163             $  9,471

Cost of goods sold                                  69,126               25,293               37,185                6,648
                                                  --------             --------             --------             --------

Gross profit                                        24,878               10,077               11,978                2,823

Operating expenses
   Selling, General and administrative              14,558                8,508                4,866                1,184
                                                  --------             --------             --------             --------

Operating profit                                    10,320                1,569                7,112                1,639

Other income (expenses)                               (122)                 (15)                  81                 (188)

Interest expense                                    (9,399)              (9,248)                 (76)                 (75)
                                                  --------             --------             --------             --------

Earnings before income taxes                           799               (7,694)               7,117                1,376

Provision for income taxes                             294               (4,010)               3,554                  750
                                                  --------             --------             --------             --------

Net income                                        $    505             $ (3,684)            $  3,563             $    626
                                                  ========             ========             ========             ========

                       TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                    For the six months ended January 1, 1999

                                                                                                                      Non-
                                                   Total                 Issuer              Guarantors            Guarantors
                                                  ---------             ---------             ---------             ---------

Net sales                                         $ 202,073             $  71,396             $ 110,678             $  19,999

Cost of goods sold                                  150,104                52,442                83,867                13,795
                                                  ---------             ---------             ---------             ---------

Gross profit                                         51,969                18,954                26,811                 6,204

Operating expenses
   Selling, General and administrative               28,518                14,975                11,461                 2,082
                                                  ---------             ---------             ---------             ---------

Operating profit                                     23,451                 3,979                15,350                 4,122

Other income (expenses)                                (497)                  (95)                  406                  (808)

Interest expense                                    (19,006)              (18,757)                 (128)                 (121)
                                                  ---------             ---------             ---------             ---------

Earnings before income taxes                          3,948               (14,873)               15,628                 3,193

Provision for income taxes                            1,900                (7,600)                8,000                 1,500
                                                  ---------             ---------             ---------             ---------

Net income                                        $   2,048             $  (7,273)            $   7,628             $   1,693
                                                  =========             =========             =========             =========

                       TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



                      Condensed Consolidated Balance Sheet
                                   (Unaudited)



                                                                                     January 1, 1999
                                                                                                                             Non-
                                                      Total         Eliminations        Issuer         Guarantors        Guarantors
                                                    ---------        ---------         ---------        ---------        ---------
Current assets                                      $ 177,153        $  (1,185)        $  48,815        $  89,384        $  40,139
Property, plant and equipment, net                    125,053               --            40,022           68,541           16,490
Intangible assets                                     185,460               --            27,196          156,811            1,453
Investment in subsidiaries                                 --         (342,819)          342,819               --               --
Deferred charges                                       21,564               --            21,096               --              468
Other assets                                            8,385          (98,485)          106,172              488              210
                                                    ---------        ---------         ---------        ---------        ---------

   Total assets                                     $ 517,615        $(442,489)        $ 586,120        $ 315,224        $  58,760
                                                    =========        =========         =========        =========        =========




Current liabilities                                 $  75,377        $  (1,185)        $  24,507        $  36,302        $  15,753
Long-tern debt                                        392,426               --           384,488               --            7,938
Other long-term liabilities                             8,015         (100,219)          131,152          (38,552)          15,634
                                                    ---------        ---------         ---------        ---------        ---------
   Total liabilities                                  475,818         (101,404)          540,147           (2,250)          39,325
                                                    ---------        ---------         ---------        ---------        ---------

Additional paid-in capital                             41,075         (312,408)           41,076          296,766           15,641
Retained earnings                                        (359)         (28,677)            4,897           20,708            2,713
Cumulative currency translation adjustment
                                                        1,081               --                --               --            1,081
                                                    ---------        ---------         ---------        ---------        ---------
   Total equity                                        41,797         (341,085)           45,973          317,474           19,435
                                                    ---------        ---------         ---------        ---------        ---------

Total liabilities and equity                        $ 517,615        $(442,489)        $ 586,120        $ 315,224        $  58,760
                                                    =========        =========         =========        =========        =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 1999 COMPARED WITH THE SECOND QUARTER OF FISCAL 1998

Net Sales increased to $94.0 million for the three months ended January 1, 1999 from $37.8 million for the three months ended December 26, 1997. This represents an increase of $56.2 million or 148.5%. The increased sales are primarily attributed to the acquisition of PureTec in March 1998.

Cost of Goods Sold increased to $69.1 million for the three months ended January 1, 1999 from $27.4 million for the three months ended December 26, 1997, primarily due to the acquisition of PureTec. Expressed as a percentage of net sales, cost of goods sold increased to 73.5% for the three months ended January 1, 1999 from 72.3% for the three months ended December 26, 1997. The increase in cost of goods sold as a percentage of net sales was due primarily to the different sales mix associated with the purchase of PureTec.

Gross Profit as a result, increased to $24.9 million or 26.5% of net sales for the three months ended January 1, 1999, from $10.5 million or 27.7% of net sales for the three months ended December 26, 1997.

Selling, general and administrative expenses increased to $14.6 million or 15.5% of net sales for the three months ended January 1, 1999 from $4.2 million or 11.1% of net sales for the three months ended December 26, 1997. Selling, general and administrative expenses increased as a percentage of net sales due primarily to higher amortization of goodwill resulting from the acquisition of PureTec.

Operating profit increased to $10.3 million or 11.0% of net sales for the three months ended January 1, 1999, from $6.3 million or 16.5% for the three months ended December 26, 1997, due primarily to the different sales mix associated with the purchase of PureTec as stated above.

Interest expense increased to $9.4 million or 10.0% of net sales for the three months ended January 1, 1999, from $2.2 million or 5.9% of net sales for the same period in the prior year. This is due to the issuance of bonds and notes to acquire PureTec.

Provision for income taxes decreased to $0.3 million or 0.3% of net sales for the three months ended January 1, 1999, from $1.5 million or 4.0% for the same period in the prior year. The Company's effective tax rate was 37% for the three months ended January 1, 1999 compared to 38% for the same period in the prior year. The decrease in effective tax rate between the first and second quarters of fiscal 1999 was made to more accurately reflect the annualized rate of income tax.

Net income decreased to $0.5 million or 0.5% of net sales for the three months ended January 1, 1999, from $2.4 million or 6.4% of net sales for the same period in the prior year, due primarily to the impact of acquiring PureTec, and in particular, the garden hose product line. The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality tends to have an impact on the Company's financial results from quarter to quarter, with the second fiscal quarter historically being the least profitable.

FIRST SIX MONTHS OF FISCAL 1999 COMPARED WITH THE FIRST SIX MONTHS OF FISCAL
1998

Net Sales increased to $202.1 million for the six months ended January 1, 1999 from $75.6 million for the six months ended December 26, 1997. This represents an increase of $126.5 million or 167.2%. The increased sales are primarily attributed to the acquisition of PureTec in March 1998.

Cost of Goods Sold increased to $150.1 million for the six months ended January 1, 1999 from $55.2 million for the six months ended December 26, 1997, primarily due to the acquisition of PureTec. Expressed as a percentage of net sales, cost of goods sold increased to 74.3% for the six months ended January 1, 1999 from 73.0% for the six months ended December 26, 1997. The increase in cost of goods sold as a percentage of net sales was due primarily to the different sales mix associated with the purchase of PureTec.

Gross Profit as a result, increased to $52.0 million or 25.7% of net sales for the six months ended January 1, 1999, from $20.4 million or 27.0% of net sales for the six months ended December 26, 1997.

Selling, general and administrative expenses increased to $28.5 million or 14.1% of net sales for the six months ended January 1, 1999 from $8.3 million or 10.9% of net sales for the six months ended December 26, 1997. Selling, general and administrative expenses increased as a percentage of net sales due primarily to higher amortization of goodwill resulting from the acquisition of PureTec.

Operating profit increased to $23.5 million or 11.6% of net sales for the six months ended January 1, 1999, from $12.1 million or 16.1% for the six months ended December 26, 1997, due primarily to the different sales mix associated with the purchase of PureTec as stated above.

Interest expense increased to $19.0 million or 9.4% of net sales for the six months ended January 1, 1999, from $4.3 million or 5.7% of net sales for the same period in the prior year. This is due to the issuance of bonds and notes to acquire PureTec.

Provision for income taxes decreased to $1.9 million or 0.9% of net sales for the six months ended January 1, 1999, from $2.9 million or 3.8% for the same period in the prior year. The Company's effective tax rate was 48% for the six months ended January 1, 1999 compared to 38% for the same period in the prior year. The increase in effective tax rate between periods is due primarily to non-deductible amortization and the depletion of tax carryover losses and credits from prior acquisitions.

Net income decreased to $2.0 million or 1.0% of net sales for the six months ended January 1, 1999, from $4.7 million or 6.3% of net sales for the same period in the prior year, due primarily to the impact of acquiring PureTec, and in particular, the garden hose product line. The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality tends to have an impact on the Company's financial results from quarter to quarter, with the second fiscal quarter historically being the least profitable.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended January 1, 1999, net cash provided by operating activities was $5.1 million compared to $5.0 million for the same period in the prior year. Although this net change is small, the more significant changes in various components of cash flow were due primarily to the acquisition of PureTec.

Working capital at January 1, 1999 was $101.8 million compared to $84.9 million at July 3, 1998. The increase in working capital was due primarily to the decrease in accounts payable, accrued expenses, and increased inventory, partially offset by normal seasonal decreases in accounts receivable.

As of January 1, 1999 and July 3, 1998, there was no outstanding balance under the $90 million revolving credit line of the Existing Credit Facility.

The Company's capital expenditures for the six months ended January 1, 1999 and December 26, 1997 were $5.0 million, and $1.9 million respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

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

DEBT REDEMPTIONS

On November 30, 1998, the Company redeemed the remaining $194 thousand of its 7% Subordinated Notes, due July 1, 2005. On December 1, 1998, the Company redeemed the remaining $1.55 million its 11 1/4% Senior Secured Notes, due December 1, 2003.

SUBSEQUENT EVENTS

On December 23, 1998, a wholly-owned subsidiary of Tekni-Plex entered into a definitive agreement to acquire substantially all of the assets of Tri-Seal International, Inc., a privately-owned company, in a cash transaction. The transaction was completed on January 26, 1999, at net purchase price of $ 17.8 million. The agreement also called for Tekni-Plex to assume Tri-Seal's $2.4 million of debt. Tekni-Plex elected to retire this debt on January 26, 1999.

YEAR 2000 ISSUES

Definition: "Year 2000 issues" refer to possible events resulting directly or indirectly from the inability of digital computer equipment or software to accurately and without interruption handle dates both before and after January 1, 2000 and to process the year 2000 as a leap year.

Assessment: Tekni-Plex continues to evaluate the potential impact and remediation costs of Year 2000 issues. Although this assessment is not yet complete, the Company believes that, due to the nature of its manufacturing processes and procedures, the Year 2000 issues will not have a material impact on its business.

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

Conclusion: Tekni-Plex expects to adequately prepare for all significant internal Year 2000 issues that could adversely affect its business operations. The Company does not anticipate that the cost of resolving such problems will be material to its financial results. However, the Company does not believe that it is possible to identify, with complete certainty, all potential Year 2000 issues that may in some way affect the Company, its suppliers, or its customers. The Company expects that any disputes arising as the result of such unidentified Year 2000 issues will be resolved in the normal course of business.


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



                           TEKNI-PLEX, INC.


February 10, 1999

                           By:   /s/ F. Patrick Smith
                                F. Patrick Smith
                                Chairman of the Board and
                                Chief Executive Officer



                           By:   /s/ Kenneth W.R. Baker
                                Kenneth W. R. Baker
                                President and Chief Operating Officer
                                and Principal Accounting and Financial Officer