Form 10-Q
period 1999-04-02
TEKNI PLEX INC
filed 1999-05-13
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 2, 1999

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                TEKNI-PLEX, INC.

                                                                                                      Page #
PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheet as of April 2, 1999
                and July 3, 1998.................................................................           3

           Consolidated Statement of Earnings for the nine months and three
               months ended April 2, 1999 and March 27, 1998.....................................           4

           Consolidated Statement of Cash Flows for the nine months
               ended April 2, 1999 and March 27, 1998............................................         5-6

         Notes to Consolidated Financial Statements..............................................        7-14

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS....................................................       15-18

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................          18

PART II. OTHER INFORMATION

               Item 1.     Legal proceedings.....................................................          19

               Item 2.     Changes in securities.................................................          19

               Item 3.     Defaults upon senior securities.......................................          19

               Item 4.     Submission of matters to a vote of securities holders.................          19

               Item 5.     Other information.....................................................          19

               Item 6.     Exhibits and reports on Form 8-K......................................          19

                       TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                              April 2, 1999    July 3, 1998
                                                               (Unaudited)
                                                              -------------    ------------
ASSETS
Current:
   Cash                                                         $  12,225        $  29,363
   Accounts receivable, net of allowance for
      doubtful accounts of $2,117 and $1,326 respectively          82,738           88,778
   Inventories                                                     81,102           57,929
   Deferred taxes                                                   5,388            5,565
   Prepaid and other current assets                                 7,621            9,642
                                                                ---------        ---------
         Total current assets                                     189,074          191,277

Property, plant and equipment, net                                127,451          128,234
Intangible assets, net of accumulated amortization
   of $27,336 and $15,030 respectively                            199,096          193,849
Deferred charges, net of accumulated amortization
   of $3,820 and $1,768 respectively                               20,333           22,791
Deferred income taxes                                               7,065            7,065
Other assets                                                        2,270            3,616
                                                                ---------        ---------

                                                                $ 545,289        $ 546,832
                                                                =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Current portion of long-term debt                            $   4,476        $   5,147
   Line of credit                                                     361              307
   Accounts payable - trade                                        23,635           32,986
   Accrued payroll and benefits                                    13,917           12,074
   Accrued interest                                                 2,492            8,884
   Accrued liabilities - other                                     28,679           44,539
   Income taxes payable                                               718            2,443
                                                                ---------        ---------
         Total current liabilities                                 74,278          106,380

Long-term debt                                                    416,946          396,451
Other liabilities                                                   7,928            5,328
                                                                ---------        ---------
         Total liabilities                                        499,152          508,159
                                                                ---------        ---------

Stockholder's equity:
   Common stock                                                        --               --
   Additional paid-in capital                                      41,075           41,075
   Cumulative currency translation adjustment                        (428)               5
   Retained earnings                                                5,490           (2,407)
                                                                ---------        ---------
         Total stockholder's equity                                46,137           38,673
                                                                ---------        ---------

                                                                $ 545,289        $ 546,832
                                                                =========        =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                 (in thousands)
                                   (Unaudited)

                                                 Three months ended                Nine months ended
                                              April 2,        March 27,        April 2,        March 27,
                                                1999            1998             1999             1998
                                             ---------        --------        ---------        ---------
Net sales                                    $ 129,754        $ 68,388        $ 331,827        $ 144,010
Cost of goods sold                              92,074          51,236          242,178          106,460
                                             ---------        --------        ---------        ---------
   Gross profit                                 37,680          17,152           89,649           37,550
Operating expenses:
   Selling, general and administrative          16,407           9,714           44,925           17,969
                                             ---------        --------        ---------        ---------
Operating profit                                21,273           7,438           44,724           19,581
Other income (expenses)                           (164)           (276)            (661)            (435)
Interest expense                                (9,860)         (4,526)         (28,866)          (8,862)
                                             ---------        --------        ---------        ---------
Earnings before income taxes                    11,249           2,636           15,197           10,284
Provision for income taxes                       5,400           1,385            7,300            4,292
                                             ---------        --------        ---------        ---------
NET INCOME                                   $   5,849        $  1,251        $   7,897        $   5,992
                                             =========        ========        =========        =========



          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                               Nine months ended
                                                                        April 2, 1999    March 27, 1998
                                                                        -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  7,897        $   5,992
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
        Depreciation and amortization                                        24,966            8,167
        Deferred income taxes                                                   177              674
   Changes in operating assets and liabilities:
        Accounts receivable                                                   5,948           (7,010)
        Inventories                                                         (23,208)          (1,683)
        Prepaid expenses and other current assets                             2,013           (2,510)
        Income taxes                                                         (1,729)           1,815
        Accounts payable                                                     (9,379)           3,117
        Accrued interest                                                     (6,400)           4,163
        Accrued expenses and other liabilities                              (11,429)           5,286
                                                                           --------        ---------
           NET CASH PROVIDED BY ( USED IN) OPERATING ACTIVITIES             (11,144)          18,011
                                                                           --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                 (9,976)          (3,184)
        Acquisition costs                                                   (17,571)        (309,668)
        Purchase of treasury stock                                               --             (377)
        Deposits and other assets                                             1,746              (39)
                                                                           --------        ---------
           NET CASH USED IN INVESTING ACTIVITIES                            (25,801)        (313,268)
                                                                           --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments/borrowings of long-term debt                              19,754          314,996
        Repayments/borrowings under line of credit                               53              209
        Debt financing costs                                                    --          (17,978)
                                                                           --------        ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                         19,807          297,227
                                                                           --------        ---------

NET INCREASE (DECREASE) IN CASH                                             (17,138)           1,970
CASH, BEGINNING OF PERIOD                                                    29,363           11,095
                                                                           --------        ---------
CASH, END OF PERIOD                                                        $ 12,225        $  13,065
                                                                           ========        =========

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                        $ 28,191        $   4,308
                                                                           --------        ---------
           Income taxes                                                       7,119            3,268
                                                                           --------        ---------


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)






       INVESTING ACTIVITIES:

       The Company purchased certain assets and assumed certain liabilities of Tri-Seal International, Inc., effective January 26, 1999. The acquisition was recorded as follows:

          Fair value of assets acquired                          $ 10,758
          Goodwill                                                 12,955
          Cash paid                                               (20,303)
                                                                 --------
               Liabilities assumed                               $  3,410
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



NOTE 2 - INVENTORIES

Inventories as of April 2, 1999 and July 3, 1998 are summarized as follows:


                                                               April 2, 1999             July 3, 1998
                                                               -------------             ------------
                Raw materials                                     $ 28,465                 $ 24,427
                Work-in-process                                      5,024                    5,136
                Finished goods                                      47,613                   28,366
                                                                  --------                 --------
                                                                  $ 81,102                 $ 57,929
                                                                  --------                 --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 3 - LONG-TERM DEBT

Long-term debt as of April 2, 1999 and July 3, 1998 consists of the following:

                                                                               April 2,        July 3,
                                                                                 1999           1998
                                                                               --------       --------
Senior Subordinated Notes issued March 3, 1998 at 9 -1/4% due March 1,
2008                                                                           $200,000       $200,000
Senior Subordinated Notes issued April 4, 1997 at 11 -1/4% due April 1,
2007                                                                             75,000         75,000
Senior Debt:
   Revolving line of credit                                                      26,000             --
   Term notes                                                                   111,850        114,213
PS&T term notes at 11 -1/4%, Senior Secured Notes due December 1, 2003
                                                                                     --          1,550
Loan Promissory Note collateralized by a building in Newark, NJ
                                                                                     --            211
7% Subordinated Notes issued in connection with an acquisition by
PureTec, due July 1, 2005                                                            --            662
Foreign Term Loans payable in Belgium Francs                                        947          1,265
Foreign Term Loans payable in Italian Lira                                        1,635          2,032
Foreign Term Loans and capitalized lease obligations, payable in British
Pounds                                                                            5,635          6,055
Foreign Line of Credit payable in British Pounds                                    285            492
PurePlast Line of Credit payable in Canadian Dollars                                361            307
PurePlast Term Loan payable in Canadian Dollars                                      30             67
Tri-Seal 6.9% Loan due Jan.1, 2002                                                   24             --
Other, primarily equipment financing                                                 16             51
                                                                               --------       --------
                                                                                421,783        401,905
Less: Current maturities                                                          4,837          5,454
                                                                               --------       --------
                                                                               $416,946       $396,451
                                                                               --------       --------


On November 30, 1998, the Company redeemed its 7% Subordinated Notes, due July 1, 2005. On December 1, 1998, the Company redeemed its 11 1/4% Senior Secured Notes, due December 1, 2003. On February 1, 1999, a Loan Promissory Note, collateralized by a building in Newark, NJ, matured and was redeemed.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 4 - CONTINGENCIES

       (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,009 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $857 (32,083 Belgian francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

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

Financial information concerning the Company's business segments and the geographic areas in which it operated for the three and nine month periods ended April 2, 1999 is as follows:

Net Sales:                                             Three months     Nine months
                                                       ------------     -----------
   Healthcare Packaging, Products, and Materials:
     Domestic                                           $  33,272        $  89,280
     Foreign                                                2,811            7,735
   Consumer Packaging and Products:
     Domestic                                              42,071           83,837
     Foreign                                                9,353           24,428
   Food packaging                                          26,784           74,938
   Specialty Resins and Compounds                          15,463           51,609
   Corporate & eliminations                                    --               --

                                                        ---------        ---------
           Total Net Sales                              $ 129,754        $ 331,827
                                                        ---------        ---------

Operating Income:
   Healthcare Packaging, Products, and Materials:
      Domestic                                          $   7,177        $  17,171
      Foreign                                                 409              796
   Consumer Packaging and Products:
      Domestic                                              8,003           12,723
      Foreign                                               2,492            6,227
   Food packaging                                           7,295           14,235
   Specialty Resins and Compounds                           1,376            5,653
   Corporate &  eliminations                               (5,479)         (12,081)
                                                        ---------        ---------
        Total Operating Income                          $  21,273        $  44,724
                                                        ---------        ---------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


         >                                          Three Months     Nine Months
Depreciation and Amortization:
   Healthcare Packaging, Products, and Materials:
      Domestic                                          $  2,097       $ 5,093
      Foreign                                                101           305
   Consumer Packaging and Products:
      Domestic                                             2,677         8,271
      Foreign                                                337         1,215
   Food packaging                                          2,313         5,960
   Specialty Resins and Compounds                          1,337         3,933
   Corporate & eliminations                                   43           189
                                                        --------       -------
           Total Depreciation and Amortization          $  8,905       $24,966
                                                        --------       -------

Capital Expenditures:
   Healthcare Packaging, Products, and Materials:
      Domestic                                          $  1,752       $ 2,789
      Foreign                                                394           458
   Consumer Packaging and Products:
      Domestic                                               766         1,718
      Foreign                                                729         1,188
   Food packaging                                            925         2,980
   Specialty Resins and Compounds                            293           675
   Corporate & eliminations                                   94           168
                                                        --------       -------
           Total Capital Expenditures                   $  4,953       $ 9,976
                                                        --------       -------

Identifiable Assets:
   Healthcare Packaging, Products, and Materials:
      Domestic                                                         $ 80,519
      Foreign                                                            12,857
   Consumer Packaging and Products:
      Domestic                                                          182,868
      Foreign                                                            46,576
   Food packaging                                                       127,164
   Specialty Resins and  Compounds                                       85,667
   Corporate & eliminations                                               9,638
                                                                       --------
           Total Identifiable Assets                                   $545,289
                                                                       --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)



                   For the three months ended April 2, 1999

                                                                                              Non-
                                               Total           Issuer       Guarantors     Guarantors
                                             ---------        --------      ----------     ----------
Net sales                                    $ 129,754        $ 38,873        $78,717       $ 12,164

Cost of goods sold                              92,074          28,020         55,888          8,166
                                             ---------        --------        -------       --------

Gross profit                                    37,680          10,853         22,829          3,998

Operating expenses
   Selling, General and administrative          16,407           7,500          7,810          1,097
                                             ---------        --------        -------       --------

Operating profit                                21,273           3,353         15,019          2,901

Other income (expenses)                           (164)           (249)           449           (364)

Interest expense                                (9,860)        (10,468)           670            (62)
                                             ---------        --------        -------       --------

Earnings before income taxes                    11,249          (7,364)        16,138          2,475

Provision for income taxes                       5,400          (3,100)         7,300          1,200
                                             ---------        --------        -------       --------

Net income                                   $   5,849        $ (4,264)       $ 8,838       $  1,275
                                             =========        ========        =======       ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                     For the nine months ended April 2, 1999

                                                                                              Non-
                                               Total          Issuer        Guarantors     Guarantors
                                             ---------        --------      ----------     ----------
Net sales                                    $ 331,827        $ 110,269        $189,395       $ 32,163

Cost of goods sold                             242,178           80,462         139,755         21,961
                                             ---------        ---------        --------       --------

Gross profit                                    89,649           29,807          49,640         10,202

Operating expenses
   Selling, General and administrative          44,925           22,475          19,271          3,179
                                             ---------        ---------        --------       --------

Operating profit                                44,724            7,332          30,369          7,023

Other income (expenses)                           (661)            (344)            855         (1,172)

Interest expense                               (28,866)         (29,225)            542           (183)
                                             ---------        ---------        --------       --------

Earnings before income taxes                    15,197          (22,237)         31,766          5,668

Provision for income taxes                       7,300          (10,700)         15,300          2,700
                                             ---------        ---------        --------       --------

Net income                                   $   7,897        $ (11,537)       $ 16,466       $  2,968
                                             =========        =========        ========       ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                      Condensed Consolidated Balance Sheet
                                   (Unaudited)



                                  April 2, 1999

                                                                                                                     Non-
                                                   Total         Eliminations       Issuer       Guarantors       Guarantors
                                                 ---------       ------------      --------      ----------       ----------

Current assets                                   $ 189,074        $      --        $ 40,967       $ 118,356        $ 29,751
Property, plant and equipment, net                 127,451               --          39,720          71,955          15,776
Intangible assets                                  199,096               --          44,656         153,012           1,428
Investment in subsidiaries                              --         (351,198)        351,198              --              --
Deferred charges                                    20,333               --          20,031              --             302
Other assets                                         9,335         (102,059)        109,598         (10,380)         12,176
                                                 ---------        ---------        --------       ---------        --------

   Total assets                                  $ 545,289        $(453,257)       $606,170       $ 332,943        $ 59,433
                                                 =========        =========        ========       =========        ========




Current liabilities                              $  74,278        $      --        $ 24,209       $  37,303        $ 12,766
Long-tern debt                                     416,946               --         409,700              17           7,229
Other long-term liabilities                          7,928         (102,059)        120,439         (30,689)         20,237
                                                 ---------        ---------        --------       ---------        --------
   Total liabilities                               499,152         (102,059)        554,348           6,631          40,232
                                                 ---------        ---------        --------       ---------        --------

Additional paid-in capital                          41,075         (312,408)         41,076         296,766          15,641
Retained earnings                                    5,490          (38,790)         10,746          29,546           3,988
Cumulative currency translation adjustment            (428)              --              --              --            (428)
                                                 ---------        ---------        --------       ---------        --------
   Total equity                                     46,137         (351,198)         51,822         326,312          19,201
                                                 ---------        ---------        --------       ---------        --------

Total liabilities and equity                     $ 545,289        $(453,257)       $606,170       $ 332,943        $ 59,433
                                                 =========        =========        ========       =========        ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General - On March 3, 1998, Tekni-Plex acquired PureTec Corporation, whose sales at the time were about twice those of Tekni-Plex. As a result, the third quarter of fiscal 1998 includes approximately one month's results for the combined operations, versus a full quarter's combined results in fiscal 1999. In addition, significant sales in the Consumer Packaging and Products segment are attributable to the garden hose product line that was acquired with PureTec. The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality has an impact on the Company's financial results from quarter to quarter. These two factors account for most of the year-over-year differences in the comparisons that follow.

THIRD QUARTER OF FISCAL 1999 COMPARED WITH THE THIRD QUARTER OF FISCAL 1998

Net Sales increased to $129.8 million for the three months ended April 2, 1999 from $68.4 million for the three months ended March 27, 1998. This represents an increase of $61.4 million or 89.7%. The increased sales are primarily attributed to the acquisition of PureTec.

Cost of Goods Sold increased to $92.1 million for the three months ended April 2, 1999 from $51.2 million for the three months ended March 27, 1998, primarily due to the acquisition of PureTec. Expressed as a percentage of net sales, cost of goods sold decreased to 71.0% for the three months ended April 2, 1999 from 74.9% for the three months ended March 27, 1998. The decrease in cost of goods sold as a percentage of net sales was due primarily to the Company's progress in reorganizing and improving its acquired operations.

Gross Profit, as a result, increased to $37.7 million or 29.0% of net sales for the three months ended April 2, 1999, from $17.2 million or 25.1% of net sales for the three months ended March 27, 1998.

Selling, general and administrative expenses increased to $16.4 million or 12.6% of net sales for the three months ended April 2, 1999 from $9.7 million or 14.2% of net sales for the three months ended March 27, 1998. Selling, general and administrative expenses increased primarily as a result of the acquisition of PureTec. However, these expenses decreased as a percentage of net sales due primarily to the reorganization of acquired operations, partially offset by higher amortization of goodwill resulting from the acquisition of PureTec.

Operating profit, as a result, increased to $21.3 million or 16.4% of net sales for the three months ended April 2, 1999, from $7.4 million or 10.9% for the three months ended March 27, 1998.

Interest expense increased to $9.9 million or 7.6% of net sales for the three months ended April 2, 1999, from $4.5 million or 6.6% of net sales for the same period in the prior year. This is due to the issuance of bonds and notes to acquire PureTec.

Provision for income taxes increased to $5.4 million or 4.2% of net sales for the three months ended April 2, 1999, from $1.4 million or 2.0% for the same period in the prior year. The Company's effective tax rate was 48.0% for the three months ended April 2, 1999 compared to 52.5% for the same period in the prior year. The decrease in effective tax rate is due primarily to the impact of non-deductible goodwill in the prior year.

Net income increased to $5.8 million or 4.5% of net sales for the three months ended April 2, 1999, from $1.3 million or 1.8% of net sales for the same period in the prior year, due primarily to the impact of acquiring PureTec.

FIRST NINE MONTHS OF FISCAL 1999 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 1998

Net Sales increased to $331.8 million for the nine months ended April 2, 1999 from $144.0 million for the nine months ended March 27, 1998. This represents an increase of $187.8 million or 130.4%. The increased sales are primarily attributed to the acquisition of PureTec.

Cost of Goods Sold increased to $242.2 million for the nine months ended April 2, 1999 from $106.5 million for the nine months ended March 27, 1998, primarily due to the acquisition of PureTec. Expressed as a percentage of net sales, cost of goods sold decreased to 73.0% for the nine months ended April 2, 1999 from 73.9% for the nine months ended March 27, 1998. The decrease in cost of goods sold as a percentage of net sales was due primarily to the Company's progress in reorganizing and improving its acquired operations, partially offset by the different sales mix associated with the purchase of PureTec.

Gross Profit, as a result, increased to $89.6 million or 27.0% of net sales for the nine months ended April 2, 1999, from $37.6 million or 26.1% of net sales for the nine months ended March 27, 1998.

Selling, general and administrative expenses increased to $44.9 million or 13.5% of net sales for the nine months ended April 2, 1999 from $18.0 million or 12.5% of net sales for the nine months ended March 27, 1998. Selling, general and administrative expenses increased as a percentage of net sales due primarily to higher amortization of goodwill resulting from the acquisition of PureTec.

Operating profit, as a result, increased to $44.7 million or 13.5% of net sales for the nine months ended April 2, 1999, from $19.6 million or 13.6% for the nine months ended March 27, 1998.

Interest expense increased to $28.9 million or 8.7% of net sales for the nine months ended April 2, 1999, from $8.9 million or 6.2% of net sales for the same period in the prior year. This is due to the issuance of bonds and notes to acquire PureTec.

Provision for income taxes increased to $7.3 million or 2.2% of net sales for the nine months ended April 2, 1999, from $4.3 million or 3.0% for the same period in the prior year. The Company's effective tax rate was 48.0% for the nine months ended April 2, 1999 compared to 41.7% for the same period in the prior year. The increase in effective tax rate between periods is due primarily to non-deductible amortization and the depletion of tax carryover losses and credits from prior acquisitions.

Net income increased to $7.9 million or 2.4% of net sales for the nine months ended April 2, 1999, from $6.0 million or 4.2% of net sales for the same period in the prior year, due primarily to the impact of acquiring PureTec.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended April 2, 1999, net cash used in operating activities was $11.1 million. This compares to $18.0 million provided by operating activities during the same period in the prior year. This year-over-year difference is caused primarily by factors related to the acquisition of PureTec. The largest such factor is the increase in inventories, a significant portion of which corresponds to the needs of the seasonal garden hose business. This business requires a build up of inventory during the winter months in order to meet customer demand in the spring and summer. Other factors include a reduction of trade account payables, non-recurring acquisition restructuring charges, and a change in the timing of interest payments on bonds from the prior year, which caused a significant difference in accrued interest. These uses of cash were partially offset by increased depreciation and amortization of goodwill.

Working capital at April 2, 1999 was $114.8 million compared to $84.9 million at July 3, 1998. The increase in working capital was due primarily to the decrease in accounts payable, accrued expenses, and increased inventory, partially offset by normal seasonal decreases in accounts receivable.

During the fiscal third quarter of 1999, the Company borrowed $26 million under the $90 million revolving credit line of the Existing Credit Facility. The proceeds were used primarily to fund the purchase of assets from Tri-Seal International, Inc., and for the seasonal inventory requirements mentioned above. At July 3, 1998, there was no outstanding balance under this revolving credit line.

The Company's capital expenditures for the nine months ended April 2, 1999 and March 27, 1998 were $10.0 million, and $3.2 million respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

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

DEBT REDEMPTIONS

On November 30, 1998, the Company redeemed the remaining $194 thousand of its 7% Subordinated Notes, due July 1, 2005. On December 1, 1998, the Company redeemed the remaining $1.55 million its 11 1/4% Senior Secured Notes, due December 1, 2003. On February 1, 1999, a $141 thousand Loan Promissory Note, collateralized by a building in Newark, NJ, matured and was redeemed.

SUBSEQUENT EVENTS

On April 23, 1998, a wholly-owned subsidiary of Tekni-Plex acquired substantially all of the assets of High Voltage Engineering Corporation's Natvar division for approximately $26 million in cash. The Natvar operations are engaged in the production of medical tubing and will be merged with Tekni-Plex's Healthcare Packaging, Products, and Materials segment.


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

Manufacturing Infrastructure: The Company's basic operations involve certain plastics converting processes. These processes involve primarily plastic extrusion and fabrication equipment of various forms. For the most part, this equipment is controlled either manually or by means of mechanical and analog devices. For equipment that does include microprocessors, the applications being controlled are mechanical and not date-sensitive, and can be controlled manually if necessary. In its investigations thus far, the Company has identified no significant manufacturing processes that will be disrupted by the Year 2000 issues.

Support Systems: The Company's assessment does indicate that there may be support systems, primarily the accounting systems, that will be affected by the Year 2000 issues. The Company believes that it has identified most of the major computers, software applications, and other equipment utilized by such support systems that must be modified, upgraded, or replaced to minimize the possibility of any disruption of business. The Company has commenced the process of modifying, upgrading, and replacing major systems that may be adversely affected, and expects to complete this process before the occurrence of any significant disruption of business. However, to a large extent, this includes replacing systems of acquired businesses as part of the Company's normal integration strategy. As a result, additional costs that will be incurred solely due to Year 2000 issues are difficult to isolate. Nonetheless, the Company estimates such additional costs will be less than $100,000 in the aggregate. In addition, the Company does routine data backup of critical systems during the normal course of business. This backup provides the ability to recover data in the event of a catastrophic computer failure. It is the Company's belief that its customers and suppliers, for the most part, have similar data safeguards in place.

Suppliers: The Company has contacted its suppliers to identify any potential disruption in the supply of raw materials. As a result, the Company believes that the supply of basic chemicals and other raw materials used in its vertically integrated manufacturing processes is unlikely to be significantly disrupted. In addition, the Company, in the normal course of business, maintains adequate inventories of such raw materials to protect against short-term delivery interruptions.

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

Conclusion: Tekni-Plex believes that it is taking adequate steps to address all significant internal Year 2000 issues that could adversely affect its business operations. Of course, it is not possible to identify, with complete certainty, all potential Year 2000 issues that may in some way affect the Company, its suppliers, or its customers. The Company expects that any disputes arising as the result of such unidentified Year 2000 issues will be resolved in the normal course of business.


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

         Not applicable

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule
         (b) Reports on Form 8-K
             None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             TEKNI-PLEX, INC.


May 12, 1999

                             By:   /s/ F. Patrick Smith
                                  ----------------------------------------------
                                  F. Patrick Smith
                                  Chairman of the Board and
                                  Chief Executive Officer



                             By:   /s/ Kenneth W.R. Baker
                                  ----------------------------------------------
                                  Kenneth W.R. Baker
                                  President and Chief Operating Officer
                                  and Principal Accounting and Financial Officer