Form 10-K
period 1999-07-02
TEKNI PLEX INC
filed 1999-09-03
CIK 1039542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended July 2, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                        Commission File Number 333-28157


                                Tekni-Plex, Inc.
             (Exact name of registrant as specified in its charter)

        Delaware                                         22-3286312
(State of Incorporation)                    (I.R.S. Employer Identification No.)

              201 Industrial Parkway, Somerville, New Jersey 08876 (Address of principal executive offices and zip code)

                                 (908) 722-4800
              (Registrant's telephone number, including area code)



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

         In January 1999, a wholly-owned subsidiary of Tekni-Plex acquired substantially all the assets of Tri-Seal International, Inc., a leader in sophisticated extruded and co-extruded capliners and seals. The Tri-Seal operations have been integrated with Tekni-Plex's closure liner business. In April 1999, a wholly-owned subsidiary of Tekni-Plex acquired substantially all the assets of High Voltage Engineering Corporation's Natvar division, a producer of disposable medical tubing. As with Tri-Seal, the Natvar acquisition was intended to strengthen existing Tekni-Plex lines of business and expand product offerings. The Natvar operation has been integrated into the Company's medical tubing division.

DESCRIPTION OF BUSINESS

         Tekni-Plex is a global, diversified manufacturer of packaging, products, and materials for the healthcare, consumer, and food packaging industries. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under four primary business groups: Healthcare Packaging, Products, and Materials; Consumer Packaging and Products; Food Packaging; and Specialty Resins and Compounds. Representative product lines in each group are listed below:

--------------------------------------------------------------------------------------------------------------
  HEALTHCARE PACKAGING,                CONSUMER PACKAGING         FOOD PACKAGING          SPECIALTY RESINS
 PRODUCTS, AND MATERIALS                  AND PRODUCTS                                     AND COMPOUNDS
--------------------------------------------------------------------------------------------------------------
Pharmaceutical packaging               Precision tubing and     Foamed egg cartons        Specialty PVC resins
                                       gaskets

Medical tubing                         Garden and irrigation    Poultry and meat          Recycled PET resins
                                       hose products            processor trays

Medical device materials               Pool hose products       Agricultural foam         General purpose PVC
                                                                packaging                 compounds
--------------------------------------------------------------------------------------------------------------

         This end market and product line diversity has the effect of reducing Tekni-Plex's overall risk related to any one product line or customer. For fiscal year 1999, Tekni-Plex's largest customer, Wal-Mart Stores Inc., accounted for approximately 11% of sales, with no other individual customer accounting for 10% or more of sales.

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

HEALTHCARE PACKAGING, PRODUCTS, AND MATERIALS

Pharmaceutical Packaging

         The Company's pharmaceutical packaging product line includes flexible, semi-rigid, and rigid packaging films, coated films, co-extrusions, and laminations.

         The Company believes that it is a market leader for clear, high-barrier laminations for pharmaceutical blister packaging. These packaging materials are used for fast-acting pharmaceuticals that are generally highly reactive to moisture. Transparent, high-barrier blister packaging is primarily used to protect drugs from moisture vapor infiltration or desiccation. Blister packaging is the preferred packaging form when dispenser handling can affect shelf life or drug efficacy, or when unit dose packaging is needed. Unit dose packaging is being used to improve patient compliance with regard to dosage regimen, and has been identified as the packaging form of choice in addressing child safety aspects of drug packaging. The advantages of transparent blisters, as opposed to opaque foil-based materials manufactured by various competitors, include the ability to visually inspect the contents of the blister and to present the product with maximum confidence.

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

         The Company's high-barrier, blister laminations are sold to major pharmaceutical companies (or their designated contract packagers). The Company has begun to market its full pharmaceutical product line directly on a worldwide basis, has assembled a global network of sales and marketing personnel, and has established manufacturing liaisons in the United Kingdom, Switzerland, and the Philippines.

         In the clear pharmaceutical blister films market, Tekni-Plex has two principal competitors worldwide that have resources equal to or greater than those of the Company. However, the Company believes that neither of these competitors has the breadth of product offering to match that of the Company, and that this differentiation is significant as viewed by the pharmaceutical industry. Also, the high manufacturing and audit compliance standards imposed by the pharmaceutical companies on their suppliers provide a significant barrier to the entry of new competitors. Entry barriers also arise due to the lengthy and stringent approval process required by the FDA. Since approval requires that the drug be tested while packaged in the same packaging materials intended for commercial use, changing materials after approval risks renewed scrutiny by the FDA. The packaging materials for pharmaceutical applications also require special documentation of material sources and uses within the manufacturing process as well as heightened quality assurance measures.

         Tekni-Plex is also a leading producer of sophisticated extruded, co-extruded, and laminated cap-liners and seals, known as closure liners, for glass and plastic bottles. These products are sold primarily to packagers of pharmaceutical, health care, and food products. There are three other principal competitors in the United States, and several smaller companies having substantially smaller market shares. However, as a result of the acquisition of Tri-Seal, Tekni-Plex believes that it offers the widest range of liner materials in the industry.

Medical Tubing

         Tekni-Plex is a leading supplier of medical tubing to the non-captive market in North America and Europe. Tekni-Plex specializes in high-quality, close tolerance tubing for various surgical procedures and related medical applications. These applications include intravenous ("IV") therapy, hemodialysis therapy, cardio-vascular procedures such as coronary bypass surgery, suction and aspiration products, and urinary drainage and catheter products. Medical tubing is sold primarily to manufacturers of medical devices that are packaged specifically for such procedures and applications. Products are sold through direct salespeople.

         The Company manufactures medical tubing using proprietary plastic extrusion processes. The primary raw materials are proprietary compounds, which are produced by the Company. The industry is fragmented with no single competitor having a dominant market share. However, as a result of its Natvar acquisition, the Company believes that it is the largest non-captive supplier of disposable medical tubing in North America.

         New medical tubing products developed by the Company include microbore tubing and silicone substitute formulations. Microbore tubing can be used to regulate the delivery of critical intravenous fluids without the need for more expensive drip control devices. Medical professionals can precisely control the drug delivery speed simply by selecting the proper (color-coded) diameter tube, thereby improving accuracy and reducing cost. More importantly, as home healthcare trends continue, the use of microbore tubing will help eliminate critical dosage errors on the part of the non-professional caregiver or the patient.

Medical Device Materials

         The Company believes that it is the leading non-captive producer of high-quality vinyl compounds for use in the medical industry. These medical-grade materials are sold to leading manufacturers of medical devices and equipment. They are also sold to producers of tubing and, to some extent, to producers of closures for the food and beverage industry. The Company sells these compounds in worldwide markets. Products are sold directly through the Company's salespeople.

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

CONSUMER PACKAGING AND PRODUCTS

Precision Tubing and Gaskets

         Tekni-Plex's precision tubing and gaskets product line is sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments. These products are sold throughout the United States and Europe, as well as selected worldwide markets. Sales are made through the Company's direct sales force. The Company believes that it is the leading precision tubing extruder in North America and is the leading supplier of aerosol valve and dispenser pump gaskets worldwide.

         Sales to the aerosol valve and dispenser pump industries consist primarily of dip tubes, which transmit the contents of a dispenser can to the nozzle, and specialized molded or punched rubber-based valve gaskets that serve to control the release of the product from the container. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens.

         Tekni-Plex is the single-source supplier to much of the industry. The principal competitive pressure in this product line is the possibility of customers switching to internal production, or vertical integration. To counteract this possibility, the Company focuses on product quality, cost reduction, prompt delivery, technical service and innovation.

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

Garden and Irrigation Hose Products

         Tekni-Plex believes that it is the leading producer of garden hose in the United States. The Company has produced garden hose products for fifty years, and produces its primary components internally, including proprietary material formulations and brass couplings. There are two other principal competitors in the United States, and several smaller companies having substantially smaller market shares.

         Garden hose products are sold primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Customers include some of the fastest growing and most widely respected retail chains in North America. The Company's market strategy is to provide a complete line of innovative, high-quality products along with superior customer service. Innovations have included the patented Colorite(R) Evenflow(R) design and the "drinking water safe" product lines that utilize medical-grade plastics. Tekni-Plex also manufactures specialty hose products such as air hose and irrigator "soaker hose".

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

FOOD PACKAGING

         The Food Packaging group produces primarily thermoformed foam polystyrene packaging products such as egg cartons and processor trays that are sold to the poultry and meat industries. The Company believes that it is the leading manufacturer of foam egg cartons in the United States. The Company is also a leading supplier of processor trays to the poultry industry.

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

SPECIALTY RESINS AND COMPOUNDS

Specialty Vinyl Resins

         Tekni-Plex manufactures specialty vinyl resins, with an annual production capacity of 110 million pounds. The Company employs specialized technology to produce dispersion, blending, and copolymer suspension resins for a variety of industries, including floor covering, automotive sealants and adhesives, coil coatings, plastisol compounding and PVC packaging.

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

EMPLOYEES

         As of July 2, 1999, the Company employed approximately 2,950 full-time employees. Approximately 28% of all employees are represented by various collective bargaining agreements that expire between September 30, 1999 and July 31, 2001. The Company believes it has good relations with its employees.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal and state environmental regulations in the ordinary course of business. Management is not aware of any environmental proceedings that are likely to have a material adverse effect on its consolidated financial position or results of operations. Additionally, in management's opinion, no such proceedings nor compliance with Federal, state and local environmental laws and regulations are believed to require any material estimated capital expenditures for environmental control facilities in the foreseeable future.


Item 2.  PROPERTIES

         The Company believes that its facilities are suitable and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of the Company's offices and facilities, all of which are owned unless otherwise indicated.


                                                                                       APPROXIMATE
LOCATION                            FUNCTION                                           SQUARE FEET
--------                            --------                                           -----------
Somerville, New Jersey              Corporate Headquarters; Manufactures                 123,000
                                    food and healthcare packaging

Auburn, Maine (2)                   Specialty resins                                      24,000

Belfast, Northern Ireland           Healthcare materials                                  55,000

Blauvelt, New York (8)              Healthcare packaging                                  56,400

Burlington, New Jersey              Specialty resins                                     107,000

Cambridge, Ontario                  Healthcare packaging                                  25,000

City of Industry,                   Healthcare products                                  110,000
California (6)

Clayton, North Carolina             Healthcare products                                   76,000

Clinton, Illinois                   Consumer packaging                                    62,500

Dallas, Texas (1)                   Food packaging                                       139,000

Dalton, Georgia                     Healthcare products                                   40,000

Decatur, Indiana                    Food packaging                                       187,000

Decatur, Indiana (1)                Warehouse                                              3,750

East Farmingdale, New York (4)      Specialty resins                                      50,000

Erembodegem                         Consumer packaging and                                88,200
(Aalst), Belgium                    healthcare products

Flemington, New Jersey              Healthcare packaging                                 145,000

Lakewood, Colorado (3)              Healthcare products                                   17,300

Lawrenceville, Georgia              Food packaging                                       150,000

Lawrenceville, Georgia (1)          Warehouse                                             31,700

Livonia, Michigan (3)               Specialty resins                                      60,000

McKenzie, Tennessee                 Consumer products                                     20,000

Milan (Gaggiano), Italy (3)         Consumer packaging                                    14,100

Milan (Gaggiano), Italy             Consumer packaging                                    25,800

Milan (Rosate), Italy (5)           Consumer packaging                                    24,000

Mississauga, Ontario (7)            Consumer products                                    100,000

Piscataway, New Jersey (5)          Compounds                                            150,000

Ridgefield, New Jersey              Consumer products and                                328,000
                                    healthcare materials

Ridgefield, New Jersey (5)          Warehouse                                             70,000

Rockaway, New Jersey                Consumer packaging                                    98,600

Schaumburg, Illinois (9)            Consumer packaging                                    58,000

Schiller Park, Illinois             Consumer packaging                                    20,000

Sparks, Nevada (5)                  Consumer products and                                248,000
                                    healthcare materials

Tonawanda, New York (4)             Consumer products                                     32,000

Waco, Texas                         Consumer products                                    104,600

Wenatchee, Washington               Food packaging                                        97,000

Wenatchee, Washington (2)           Warehouse                                             26,200


(Years relate to calendar years)

(1)   Leased on a month-to-month basis.

(2)   Lease expires in 1999.

(3)   Lease expires in 2000.

(4)   Lease expires in 2001.

(5)   Lease expires in 2002.

(6)   Lease expires in 2004.

(7)   Lease expires in 2005.

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


                                                                      YEARS ENDED
                                                                      -----------

                                                 JUN. 30,   JUN. 28,    JUN. 27,     JULY 3,      JULY 2,
                                                   1995       1996        1997        1998          1999
                                                 --------   --------    --------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Net sales                                        $ 44,688   $ 80,917    $144,736    $ 309,597    $ 489,237
Cost of goods sold                                 34,941     62,335     107,007      232,499      358,293
Gross profit                                        9,747     18,582      37,729       77,098      130,944
Selling, general and administrative expenses        4,814     10,339      15,886       39,220       62,534
Income from operations                              4,933      8,243      21,843       37,878       68,410
Interest expense                                    4,322      5,816       8,094       19,682       38,977
Other (income) expense                                234        469         646          415          286
Pre-tax income before extraordinary item              377      1,958      13,103       17,781       29,147
Income tax provision                                  211        982       4,675        9,112       14,150
Income before extraordinary item                      166        976       8,428        8,669       14,997
Extraordinary item (loss)(b)                           --         --     (20,666)          --           --
Net income (loss)                                $    166   $    976    $(12,238)   $   8,669    $  14,997
BALANCE SHEET DATA (at period end):
Working capital                                  $  3,173   $ 11,660    $ 25,950    $  84,897    $ 101,445
Total Assets                                       53,415    121,770     129,029      539,279      559,436
Total debt (including current portion)             35,004     70,436      75,000      401,905      416,394
Stockholders' equity                               11,687     24,162      30,397       38,673       52,297
OTHER FINANCIAL DATA:
EBITDA(a)                                        $  7,922   $ 14,157    $ 30,223    $  54,479    $ 101,681
EBITDA margin(a)                                     17.7%      17.5%       20.9%        17.6%        20.8%
Depreciation and amortization                    $  3,462   $  6,821    $  9,551    $  17,249    $  35,343
Capital expenditures                                  614      2,275       3,934        7,283       12,950
Cash flows:
From operations                                     2,354      6,568      19,537       29,009       38,794
From investing                                       (614)   (49,522)     (6,273)    (310,672)     (58,089)
From financing                                     (1,451)    43,669      (3,217)     299,926       12,057

(a) EBITDA is defined as net income before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of EBITDA may not be comparable to similar measures reported by other companies. EBITDA margin is calculated as the ratio of EBITDA to net sales for the period. For fiscal 1996, amortization included $522 related to the write off of prior unamortized debt costs.

(b) Extraordinary loss is comprised of (i) a prepayment penalty of $1.2 million and the write-off of deferred financing costs and debt discount of $3.4 million, net of the combined tax benefit of $1.8 million, and
         (ii) a loss of $17.8 million on the repurchase of redeemable warrants.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FOR THE YEAR ENDED JULY 2, 1999 COMPARED WITH THE YEAR ENDED JULY 3, 1998

         Net Sales increased to $489.2 million for the year ended July 2, 1999 from $309.6 million for the year ended July 3, 1998. This represents an increase of $179.6 million or 58.0%. The increased sales are primarily attributable to the acquisition of PureTec in March 1998, and to a lesser extent the acquisition of Tri-Seal International in January 1999 and Natvar in April 1999. The year-over-year change related to the impact of these acquisitions amounted to $184.4 million. This increase was partially offset by the elimination in fiscal 1999 of certain low-margin sales related to the restructuring of acquired operations. The level of growth for the year ended July 2, 1999 may not be indicative of future operations.

         Cost of Goods Sold increased to $358.3 million for the year ended July 2, 1999, of which $121.3 million was due to the acquired operations discussed above, from $232.5 million for the year ended July 3, 1998. Expressed as a percentage of net sales, cost of goods sold decreased to 73.2% for the year ended July 2, 1999 from 75.1% for the same period in 1998. The decrease in cost of goods sold as a percentage of net sales was due primarily to efficiencies achieved in operations acquired with the purchase of PureTec, and lower raw material costs.

         Gross Profit as a result, increased to $130.9 million or 26.8% of net sales for the year ended July 2, 1999, from $77.1 million or 24.9% of net sales for the same period in 1998.

         Selling, general and administrative expenses increased to $62.5 million or 12.8% of net sales for the year ended July 2, 1999 from $39.2 million or 12.7% of net sales for the same period in 1998. Selling, general and administrative expenses increased in proportion to the increase in net sales resulting from acquired operations and related compensation increases.

         Operating profit increased to $68.4 million or 14.0% of net sales for the year ended July 2, 1999, from $37.9 million or 12.2% for the same period in 1998, for the reasons discussed above.

         Interest expense increased to $39.0 million or 8.0% of net sales for the year ended July 2, 1999, from $19.7 million or 6.4% of net sales for the same period in 1998 due primarily to an issuance of new bonds and notes to acquire PureTec. The Company also borrowed under its revolving line of credit in fiscal 1999 to fund the purchase of Tri-Seal and Natvar.

         Provision for income taxes increased to $14.2 million or 2.9% of net sales for the year ended July 2, 1999, from $9.1 million or 2.9% for the same period in 1998. The Company's effective tax rate was 48.5% for the year ended July 2, 1999 compared to 51.2% for the same period in 1998. The decrease between periods is due primarily to the use of tax carryover credits.

         Net income increased to $15.0 million or 3.1% of net sales for the year ended July 2, 1999, from $8.7 million or 2.8% of net sales for the same period in 1998, for the reasons discussed above.

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

         Provision for income taxes increased to $9.1 million or 2.9% of net sales for the year ended July 3, 1998, from $4.7 million or 3.2% for the same period in 1997. The Company's effective tax rate was 51% for the year ended July 3, 1998 compared to 36% for the same period in 1997. The increase between periods is due primarily to non-deductible amortization.

         Net income before extraordinary loss increased to $8.7 million or 2.8% of net sales for the year ended July 3, 1998, from $8.4 million or 5.8% of net sales for the same period in 1997, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         For the year ended July 2, 1999, net cash provided by operating activities was $38.8 million compared to $29.0 million for the same period in 1998. This was due primarily to the acquisition of PureTec and to increased earnings in 1999.

         Working capital at July 2, 1999 was $101.4 million compared to $84.9 million at the same period in 1998. The increase in working capital was due primarily to the acquisition of PureTec and to increased earnings in 1999.

         As of July 2, 1999, the Company had an outstanding balance of $22.0 million under the $90 million revolving credit line of the existing credit facility. The proceeds were used primarily to fund the purchase of assets from Tri-Seal International, Inc. and High Voltage Engineering Corporation. At July 3, 1998, there were no outstanding balances under this revolving credit line.

         The Company's capital expenditures for the year ended July 2, 1999 and July 3, 1998 were $13.0 million and $7.3 million, respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

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

Assessment: Tekni-Plex has evaluated the potential impact and remediation costs of Year 2000 issues. The Company believes that, due to the nature of its manufacturing processes and procedures, the Year 2000 issues will not have a material impact on its business.

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

Support Systems: The Company believes that it has identified the major computers, software applications, and other equipment utilized by support systems, primarily the accounting systems, that must be modified, upgraded, or replaced to minimize the possibility of any disruption of business. The Company has commenced the process of modifying, upgrading, and replacing major systems that may be adversely affected, and expects to complete this process before the occurrence of any significant disruption of business. However, to a large extent, this includes replacing systems of acquired businesses as part of the Company's normal integration strategy. As a result, additional costs that will be incurred solely due to Year 2000 issues are difficult to isolate. Nonetheless, the Company estimates such additional costs will be less than $250,000 in the aggregate. In addition, the Company does routine data backup of critical systems during the normal course of business. This backup provides the ability to recover data in the event of a catastrophic computer failure. It is the Company's belief that its customers and suppliers, for the most part, have similar data safeguards in place.

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

Customers: Tekni-Plex is committed to providing uninterrupted service to its customers. In a few cases, the Company has direct interfaces with the computer systems of its customers, primarily for "vendor managed inventory" applications. The Company expects to resolve any significant Year 2000 issues with such customers before the occurrence of any business disruptions, although the Company has no control over the actions of these customers. The Company expects to maintain adequate finished goods inventories to protect customers against the possibility of temporary computer interface interruptions, if any.

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


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

Item 8.  FINANCIAL STATEMENTS

         The financial statements commence on Page F-1.

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


NAME                                AGE                      POSITION
----                                ---                      --------
Dr. F. Patrick Smith                51      Chairman of the Board and Chief Executive Officer
Kenneth W.R.  Baker                 55      President, Chief Operating Officer and Principal
                                            Accounting and Financial Officer
Arthur P. Witt                      69      Corporate Secretary and Director
J.  Andrew McWethy                  58      Director
Barry A. Solomon                    51      Director
Stephen A. Tuttle                   58      Director
Michael F. Cronin                   45      Director

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

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the remuneration paid by Tekni-Plex to the Chief Executive Officer and the next most highly compensated executive officer of Tekni-Plex whose salary and bonus exceeded $100,000 for the years indicated in connection with his position with Tekni-Plex:

                           SUMMARY COMPENSATION TABLE


                                         FISCAL                                       STOCK        OTHER ANNUAL
NAME & PRINCIPAL POSITION                 YEAR            SALARY         BONUS       OPTIONS      COMPENSATION(A)
-------------------------                ------           ------         -----       -------      ---------------
Dr. F. Patrick Smith,                     1999         $1,200,000     $8,981,000          --         $  42,000
Chief Executive Officer                   1998            770,577      5,072,134     9.15041           150,283
                                          1997            490,385      1,921,291          --            15,417

Mr. Kenneth W.R. Baker,                   1999         $  600,000     $4,490,000          --         $   9,000
President, Chief Operating                1998            385,289      2,536,062    13.72562             6,315
  Officer and Principal                   1997            260,096        960,645          --            32,136
  Accounting Officer

(a) Includes amounts reimbursed during the fiscal year for payment of taxes, auto expense, membership fees, relocation expenses, etc.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                            PERCENT OF                                 POTENTIAL          POTENTIAL
                                                 TOTAL                                REALIZABLE   REALIZABLE VALUE
                              NUMBER OF       OPTIONS/                                  VALUE AT         AT ASSUMED
                             SECURITIES   SARS GRANTED   EXERCISE                 ASSUMED ANNUAL    ANNUAL RATES OF
                             UNDERLYING   TO EMPLOYEES   OR BASE                  RATES OF STOCK        STOCK PRICE
                               OPTIONS/      IN FISCAL   PRICE                             PRICE   APPRECIATION FOR
                           SARS GRANTED           YEAR   PER        EXPIRATION      APPRECIATION    OPTION TERM 10%
                                                         SHARE         DATE      FOR OPTION TERM             ($000)
NAME                                                     ($000)                               5%
                                                                                          ($000)
Dr. F. Patrick Smith           ---            ---%        ---           ---              ---                ---
Kenneth W.R. Baker             ---            ---%        ---           ---              ---                ---

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                                   NUMBER OF
                                                                                  SECURITIES       VALUE ($000) OF
                                                                                  UNDERLYING           UNEXERCISED
                                                                                 UNEXERCISED          IN-THE-MONEY
                                                                             OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                                      FY-END                FY-END

                             SHARES ACQUIRED ON                                 EXERCISABLE/          EXERCISABLE/
NAME                                   EXERCISE         VALUE REALIZED         UNEXERCISABLE         UNEXERCISABLE
Dr. F. Patrick Smith                        ---                    ---             3.05/6.10              --- /---
Kenneth W.R. Baker                          ---                    ---            26.31/9.15           $3,356 /---


EMPLOYMENT AGREEMENTS

         Dr. F. Patrick Smith and Mr. Kenneth W.R. Baker have employment agreements with Tekni-Plex. Both Dr. Smith and Mr. Baker's employment agreements expire June 28, 2002 and have renewal provisions. The employment agreements provide, among other things, for (i) payment of a base annual salary in the amount of $1,200,000 in the case of Dr. Smith and $600,000 in the case of Mr. Baker, and that these salaries may be increased (but not decreased) at the sole discretion of Tekni-Plex's Board of Directors, (ii) payment of bonuses based on Tekni-Plex's performance, and (iii) certain fringe benefits. Each employment agreement provides that the executive may be terminated by Tekni-Plex upon the following bases: (i) for cause or (ii) death or disability of the executive. Each of Dr. Smith and Mr. Baker are entitled to severance benefits if he is terminated due to the occurrence of an event specified in the preceding sentence. The employment agreements also contain certain non-compete provisions.

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

         The bonus awards for fiscal 1999 for Dr. Smith and Mr. Baker were based upon their respective employment contracts as amended in March of 1998, and are performance based.

         Compensation levels and bonus awards for all other employees are controlled by Dr. Smith and Mr. Baker.

         In fiscal 1999, Dr. Smith recommended, and the Board approved, stock options to four employees under a stock option plan approved by the Board of Directors effective December 31, 1997.

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

                              CERTAIN TRANSACTIONS

         Tekni-Plex has a management consulting agreement with MST Management Company and MST/TP Holding, Inc., both of whom are affiliated with Tekni-Plex's controlling shareholder. Pursuant to their respective agreements, MST Management Company and MST/TP Holding, Inc. provide regular and customary management consulting services to Tekni-Plex. The terms of each agreement require Tekni-Plex to pay a monthly management fee to MST Management Company and MST/TP Holding, Inc. for a period of ten years from March 18, 1994. Consulting service fees were in the aggregate approximately $400,000 for fiscal year 1999. The Company's policy is not to enter into any significant transaction with an affiliate of the Company unless a majority of the disinterested directors of the board of directors of the Company determines, in such majority's sole discretion (making such assumptions and determinations of fact as such majority sees fit), that the terms of such transaction are, in all material respects or taken as a whole, at least as favorable as the terms that could be obtained by the Company in a comparable transaction made on an arm's-length basis between unaffiliated parties.

         Tekni-Plex has an arrangement with Arthur P. Witt, a director and Secretary of Tekni-Plex, whereby Mr. Witt provides customary management consulting services to Tekni-Plex. Compensation to Mr. Witt for consulting services rendered on behalf of Tekni-Plex was approximately $95,000 for fiscal year 1999.

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

(b)      Reports on Form 8-K

                   None.

                                TEKNI-PLEX, INC.










--------------------------------------------------------------------------------
                                               CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED JULY 2, 1999, JULY 3, 1998 AND JUNE 27, 1997

                                                                TEKNI-PLEX, INC.


                                                                        CONTENTS


INDEPENDENT AUDITORS' REPORT                                               F-3

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                          F-4
   Statements of operations                                                F-5
   Statements of comprehensive income (loss)                               F-6
   Statements of stockholders' equity                                      F-7
   Statements of cash flows                                                F-8
   Notes to financial statements                                    F-9 - F-39

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE                    F- 40

SUPPLEMENTAL SCHEDULE:
   Valuation and qualifying accounts and reserves                        F- 41

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its wholly owned subsidiaries (the "Company") as of July 2, 1999 and July 3, 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended July 2, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its wholly owned subsidiaries as of July 2, 1999 and July 3, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 1999, in conformity with generally accepted accounting principles.







                                BDO Seidman, LLP

Woodbridge, New Jersey

July 30, 1999

                                                                TEKNI-PLEX, INC.


                                                     CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                     JULY 2, 1999     July 3, 1998
                                                                                     ------------     ------------
ASSETS (Note 5)
CURRENT:
   Cash                                                                                 $22,117            $29,363
   Accounts receivable, net of an allowance of $1,662 and $1,326 for
      possible losses                                                                    96,835             88,778
   Inventories (Note 3)                                                                  63,190             57,929
   Deferred income taxes (Note 6)                                                         5,900              5,565
   Prepaid expenses and other current assets                                              3,664              2,089
                                                                                       --------           --------
              TOTAL CURRENT ASSETS                                                      191,706            183,724
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 4)                                             136,953            128,234
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $29,581 AND
   $15,030                                                                              206,140            193,849
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $4,287
   AND $1,768                                                                            19,358             22,791
DEFERRED INCOME TAXES (NOTE 6)                                                            1,346              7,065
OTHER ASSETS                                                                              3,933              3,616
                                                                                       --------           --------
                                                                                       $559,436           $539,279
                                                                                       ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long term debt (Note 5)                                            $5,207             $5,147
   Line of credit (Note 5)                                                                  541                307
   Accounts payable trade                                                                27,612             32,986
   Accrued payroll and benefits                                                          21,581             12,074
   Accrued interest                                                                       7,965              8,884
   Accrued liabilities - other (Note 2)                                                  26,613             36,986
   Income taxes payable                                                                     742              2,443
                                                                                       --------           --------
              TOTAL CURRENT LIABILITIES                                                  90,261             98,827
LONG-TERM DEBT (NOTE 5)                                                                 410,646            396,451
OTHER LIABILITIES                                                                         6,232              5,328
                                                                                       --------           --------
              TOTAL LIABILITIES                                                         507,139            500,606
                                                                                       --------           --------
COMMITMENTS AND CONTINGENCIES (NOTES 6, 7, 8 AND 10)
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, authorized 20,000 shares, issued and
      outstanding 848 at July 2, 1999 and July 3, 1998                                        -                  -
   Additional paid-in capital                                                            41,075             41,075
   Cumulative currency translation adjustment                                            (1,368)                 5
   Retained earnings (deficit)                                                           12,590             (2,407)
                                                                                       --------           --------
              TOTAL STOCKHOLDERS' EQUITY                                                 52,297             38,673
                                                                                       --------           --------
                                                                                       $559,436           $539,279
                                                                                       ========           ========


          See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


Years ended                                                             JULY 2, 1999           July 3, 1998         June 27, 1997
-----------                                                             ------------           ------------         -------------
NET SALES                                                                $489,237                $309,597               $144,736
COST OF SALES                                                             358,293                 232,499                107,007
                                                                          -------                  ------               --------
              GROSS PROFIT                                                130,944                  77,098                 37,729
OPERATING EXPENSES:
   Selling, general and administrative                                     62,534                  39,220                 15,886
                                                                          -------                  ------               --------
              INCOME FROM OPERATIONS                                       68,410                  37,878                 21,843
OTHER EXPENSES:
   Interest, net                                                           38,977                  19,682                  8,094
   Other                                                                      286                     415                    646
                                                                          -------                  ------               --------
              INCOME BEFORE PROVISION FOR INCOME                           29,147                  17,781                 13,103
                TAXES AND EXTRAORDINARY ITEM
PROVISION FOR INCOME TAXES (NOTE 6):
   Current                                                                  7,004                   7,232                  3,675
   Deferred                                                                 7,146                   1,880                  1,000
                                                                          -------                  ------               --------
              INCOME BEFORE EXTRAORDINARY ITEM                             14,997                   8,669                  8,428
EXTRAORDINARY ITEM, NET OF INCOME TAXES                                         -                       -                (20,666)
                                                                          -------                  ------               --------
NET INCOME (LOSS)                                                         $14,997                  $8,669               $(12,238)
                                                                          =======                  ======               ========



          See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         JULY 2, 1999          July 3, 1998        June 27, 1997
                                                                         ------------          ------------        -------------
NET INCOME (LOSS)                                                          $ 14,997             $  8,669              $(12,238)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
   Foreign currency translation adjustment                                   (1,373)                   5                   --
                                                                           --------             --------              --------
COMPREHENSIVE INCOME (LOSS)                                                $ 13,624             $  8,674              $(12,238)
                                                                           ========             ========              ========

          See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                     Cumulative
                                                                  Additional          Currency
                                                  Common            Paid-In         Translation          Retained
                                                   Stock            Capital          Adjustment          Earnings           TOTAL
                                                   -----            -------          ----------          --------           -----
BALANCE, JUNE 28, 1996                            $   --          $ 23,000                 $-           $  1,162           $ 24,162
Issuance of common stock                              --            18,473                 --                 --             18,473
Net loss                                              --                --                 --            (12,238)           (12,238)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 27, 1997                                --            41,473                 --            (11,076)            30,397
Repurchase and cancellation of
   shares                                             --              (398)                --                 --               (398)
Foreign currency translation                          --                --                  5                 --                  5
Net income                                            --                --                 --              8,669              8,669
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 1998                                 --            41,075                  5             (2,407)            38,673
Foreign currency translation                          --                --             (1,373)                --             (1,373)
Net income                                            --                --                 --             14,997             14,997
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 2, 1999                             $   --          $ 41,075           $ (1,368)          $ 12,590           $ 52,297
====================================================================================================================================




          See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 12)
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

Years ended                                                                   JULY 2, 1999         July 3, 1998      June 27, 1997
-----------                                                                   ------------         ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $  14,997           $   8,669           $ (12,238)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation                                                              16,930               8,856               6,051
        Amortization                                                              18,413               8,393               3,500
        Provision for bad debts                                                      370                 705                 200
        Deferred income taxes                                                      7,146               1,880               1,000
        Amortization of redeemable warrants                                           --                  --                 556
        Extraordinary loss on extinguishment of debt                                  --                  --              20,666
        Changes in assets and liabilities, net of acquisitions:
           Accounts receivable                                                    (5,709)            (22,269)                 67
           Inventories                                                            (4,778)             24,730                (360)
           Prepaid expenses and other current assets                              (1,483)              1,918                (292)
           Other assets                                                             (532)                534                  12
           Accounts payable and other current liabilities                         (4,859)             (4,335)                496
           Income taxes                                                           (1,701)              4,262                (121)
           Other liabilities                                                          --              (4,334)                 --
                                                                               ---------           ---------           ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                           38,794              29,009              19,537
                                                                               ---------           ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of net assets including acquisition costs, net
      of cash acquired                                                           (45,139)           (303,389)                 --
   Capital expenditures                                                          (12,950)             (7,283)             (3,934)
   Increase in deposits                                                               --                  --              (2,339)
                                                                               ---------           ---------           ---------
              NET CASH USED IN INVESTING ACTIVITIES                              (58,089)           (310,672)             (6,273)
                                                                               ---------           ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                               22,234                   7              (6,857)
   Proceeds from long-term debt                                                       --             319,156              75,000
   Repayments of long-term debt                                                  (10,177)               (787)            (64,551)
   Proceeds from capital contribution                                                 --                  --              18,473
   Debt financing costs                                                               --             (18,052)             (5,282)
   Redemption of capital                                                              --                (398)                 --
   Redemption of warrants                                                             --                  --             (20,000)
              NET CASH PROVIDED BY (USED IN) FINANCING                         ---------           ---------           ---------
                ACTIVITIES                                                        12,057             299,926              (3,217)
                                                                               ---------           ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (8)                  5                  --
                                                                               ---------           ---------           ---------
NET (DECREASE) INCREASE IN CASH                                                   (7,246)             18,268              10,047
CASH, BEGINNING OF PERIOD                                                         29,363              11,095               1,048
                                                                               ---------           ---------           ---------
CASH, END OF PERIOD                                                            $  22,117           $  29,363           $  11,095
                                                                               =========           =========           =========


          See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


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

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

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

                                    Fiscal Year-End

                                    The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June
                                    30. The year ended July 3, 1998 contained 53 weeks, the years ended July 2, 1999 and June 27, 1997 contained 52 weeks each.

                                    Reclassifications

                                    Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

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

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


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

                                    Long-Lived Assets

                                    Long-lived assets, such as goodwill and
                                    property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value. No impairment losses have been recorded through July 2, 1999.

                                    Stock Based Compensation

                                    The Company applies the provisions of SFAS
                                    No. 123, "Accounting for Stock-Based
                                    Compensation," which allows the Company to apply APB Opinion 25 and related interpretations in accounting for its stock options and present pro forma effects of the fair value of such options.

                                    New Accounting Pronouncements

                                    In June 1998, SFAS 133, "Accounting for
                                    Derivative Instruments and Hedging
                                    Activities," was issued. SFAS 133, as
                                    amended by SFAS 137, is effective for the Company's 2001 fiscal year. SFAS 133 is not applicable to the Company since the client does not currently have hedging activities.

2. ACQUISITIONS   On April 24, 1999, the Company purchased certain assets and assumed certain liabilities of High Voltage Engineering Corp.
                  - Natvar Division ("Natvar"), for approximately $26,000. The acquisition was recorded under the purchase method and Natvar's operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $17,100 has been recorded, which is being amortized over 15 years.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



                  On January 25, 1999, the Company purchased certain assets and assumed certain liabilities of Tri-Seal International, Inc. ("Tri-Seal") for approximately $21,000. The acquisition was recorded under the purchase method and Tri-Seal's operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $13,600 has been recorded, which is being amortized over 15 years.

                  The following table presents the unaudited pro forma results of operations as though the acquisition of Tri-Seal and Natvar occurred on June 28, 1997:

Year ended                                    JULY 2, 1999      July 3, 1998
----------                                    ------------      ------------
Net sales                                         $510,050          $342,910
Income from operations                              70,691            38,477
Income before provision for income taxes            31,211            18,731
============================================================================


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

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------


                  In connection with the acquisition of PureTec, a reserve of $24,000 was established. The reserve was comprised of the costs to close or sell incompatible and duplicate facilities, terminate employees and provide for existing litigation. At July 2, 1999, approximately $8,400 was remaining in this reserve, which is included in accrued expenses. The remaining reserve is primarily to cover pre-existing litigation and lease costs of facilities to be closed which extend for the next four years.


                  The following table presents the unaudited pro forma results of operations as though the acquisition of PureTec occurred on June 29, 1996:

                                                YEAR ENDED        Year ended
                                               JULY 3, 1998      June 27, 1997
                                               ------------      -------------
Net sales                                          $507,482           $460,070
Income from operations                               45,858             40,703
Income before provision for income taxes              3,494             (3,938)
==============================================================================


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


3. INVENTORIES    Inventories are summarized as follows:

                                                       JULY 2, 1999      July 3, 1998
                                                       ------------      ------------
Raw materials                                            $26,663           $ 24,427
Work-in-process                                            5,282              5,136
Finished goods                                            31,245             28,366
-------------------------------------------------------------------------------------
                                                         $63,190           $ 57,929
=====================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


4. PROPERTY, PLANT AND     Property, plant and equipment consists of the
   EQUIPMENT               following:



                                                                      Estimated
                                    JULY 2, 1999   July 3, 1998     useful lives
--------------------------------------------------------------------------------
Land                                 $ 14,611       $ 14,764
Building and improvements              31,043         26,411       30 - 40 years
Machinery and equipment               114,927         97,256        5 - 10 years
Furniture and fixtures                  2,691          2,256        5 - 10 years
Construction in progress
   (primarily machinery and
   equipment)                           8,768          6,885
--------------------------------------------------------------------------------
                                      172,040        147,572
Less: Accumulated depreciation         35,087         19,338
--------------------------------------------------------------------------------
                                     $136,953       $128,234
================================================================================



5. LONG-TERM DEBT          Long-term debt consists of the following:

                                                     JULY 2, 1999     July 3, 1998
--------------------------------------------------------------------------------
Senior Subordinated Notes issued March 3,
   1998 at 9 1/4%, due March 1, 2008. Interest
   payable semi-annually. (a)                            $200,000       $200,000
Senior Subordinated Notes issued April 4,
   1997 at 11 1/4%, due April 1, 2007. Interest
   payable semi-annually (b)                               75,000         75,000
Senior Debt (c):
   Revolving line of credit                                22,000             --
   Term notes                                             111,063        114,213
Other, primarily foreign term loans, with
   interest rates ranging from 4 1/4% to 8.4%
   and maturities from 2000 to 2004                         8,331         12,692
--------------------------------------------------------------------------------
                                                          416,394        401,905
Less: Current maturities                                    5,748          5,454
--------------------------------------------------------------------------------
                                                         $410,646       $396,451
================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



                  (a)      In February 1998, the Company issued $200,000 of
                           9 1/4%, ten year Senior Subordinated Notes, the net proceeds of which were used in connection with the PureTec acquisition (Note 2). Interest is payable semi-annually. The notes are uncollateralized and rank equally to the $75,000 Senior Subordinated Notes discussed below and will be subordinate to all current and future senior indebtedness of the Company. The notes are callable by the Company after March 1, 2003 at a premium of 4 5/8%, which decreases to par after March 2006. Upon a change in control, the Company is required to make an offer to repurchase the Notes at 101% of the principal amount. These notes also contain various covenants including a limitation on future indebtedness; limitation of payments, including prohibiting the payment of dividends; and limitations on mergers, consolidations and sale of assets.

                  (b) In April 1997, the Company issued $75,000 of 11 1/4% ten year notes. Interest on the notes is payable semi-annually. These notes are uncollateralized and rank equally with the $200,000 Senior Subordinated Notes discussed above and will be subordinate to all current and future senior indebtedness of the Company. The notes are callable by the Company after April 1, 2002 at a premium which decreases to par after April 2005. These notes also contain various covenants and change in control similar to those provisions discussed above.

                           The net proceeds of these bonds along with a capital contribution of $18,473 were used to repay the balance of $36,800 on a prior credit facility, repay prior subordinated notes of $25,200, including a prepayment penalty of $1,200 and repurchase all outstanding redeemable warrants for $20,000 with the balance being used for general corporate purposes. These transactions resulted in an extraordinary loss of approximately $20,666. The extraordinary loss was comprised of (i) the prepayment penalty of $1,200 and the write- off of deferred financing costs and debt discount of $3,449 net of the combined tax benefit of $1,757, and (ii) the loss on the repurchase of the warrants of $17,773 and has been reflected in the 1997 statements of operations.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



                  (c) Senior Debt

                  The Company has a Senior Debt agreement, which includes a $90,000 revolving credit agreement, and two term loans in the aggregate amount of $115,000. The proceeds of the term loans were used as part of the financing for the PureTec acquisition (Note 2). These loans are senior to all other indebtedness and are collateralized by substantially all the assets of the Company. The debt agreement includes various covenants including a limitation on capital expenditures and compliance with customary financial ratios. At July 2, 1999, the Company is in compliance with these covenants.

                  Revolving Credit Agreement

                  Borrowings under the agreement may be used for general corporate purposes and at July 2, 1999, $68,000 is available for borrowing. Interest, at the Company's option, is charged at the Prime Rate, plus the Applicable Base Rate (initially 1.25%) or the Adjusted LIBOR Rate, as defined, plus the Applicable Euro-Dollar Margin (initially 2.25%). The Applicable Base Rate and Applicable Euro-Dollar Margin can be reduced by up to 1.25% based on the maintenance of certain leverage ratios. At July 2, 1999, the rate charged is 8.75%. This agreement matures on March 31, 2004.

                  Term Loan A

                  Borrowings under this loan in the amount of $50,000, were used solely in connection with the acquisition of PureTec. Interest is payable quarterly at the same rates discussed above under the Revolving Credit Agreement, 7.125% at July 2, 1999. Principal is payable $625 quarterly, increasing to $5,000 at June 30, 2003 through the maturity date of March 31, 2004.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



                                    Term Loan B

                                    Borrowings under this loan in the amount of $65,000, were used solely in connection with the acquisition of PureTec. Interest is payable quarterly at the same rate discussed above, except the Applicable Base Rate is initially 1.75% and the Applicable Euro-Dollar Margin is initially 2.75%. The rate at July 2, 1999 is 7.625%. In addition, the Applicable Base Rate and Applicable Euro-Dollar Margin was reduced .5% based on the maintenance of certain leverage ratios. Principal is payable $162.5 quarterly, increasing to $7,150 on June 30, 2004 and to $8,125 on June 30, 2005 through the maturity date of March 31, 2006.


                           (d)      PureTec Senior Secured Notes

                                    In November 1993, PST, a subsidiary of
                                    PureTec, issued $125,000 11.25% Senior
                                    Secured Notes which were to mature in 2003.
                                    In connection with the acquisition of
                                    PureTec by the Company, $123,450 of these notes were redeemed. The balance of these notes were redeemed during 1999.

                           Principal payments on long-term debt over the next five years and thereafter are as follows:

2000                                                                     $5,748
2001                                                                      7,021
2002                                                                      8,868
2003                                                                     17,319
2004                                                                     45,058
Thereafter                                                              332,380
--------------------------------------------------------------------------------
                                                                       $416,394
===============================================================================


                           The Company believes the recorded value of long-term debt approximates fair value based on current rates available to the Company for similar debt.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



6. INCOME TAXES   The provision for income taxes is summarized as follows:

                                         JULY 2,         July 3,         June 27,
Years ended                              1999             1998             1997
--------------------------------------------------------------------------------
Current:
   Federal                             $ 3,604          $ 4,492          $ 3,425
   Foreign                               2,900            1,345               --
   State and local                         500            1,395              250
--------------------------------------------------------------------------------
                                         7,004            7,232            3,675
--------------------------------------------------------------------------------

Deferred:
   Federal                               5,918            1,656              932
   Foreign                                 328              182               --
   State and local                         900               42               68
--------------------------------------------------------------------------------
                                         7,146            1,880            1,000
--------------------------------------------------------------------------------
Provision for income                   $14,150          $ 9,112          $ 4,675
   taxes
================================================================================


The components of income before income taxes are as follows:

                                     JULY 2,            July 3,         June 27,
Years ended                           1999              1998              1997
--------------------------------------------------------------------------------
Domestic                             $21,198           $14,754           $13,103
Foreign                                7,949             3,027                --
--------------------------------------------------------------------------------
                                     $29,147           $17,781           $13,103
================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                         JULY 2,           July 3,       June 27,
Years ended                               1999             1998            1997
--------------------------------------------------------------------------------
Provision for Federal income            $  9,910        $  6,046        $  4,455
   taxes at statutory rate
State and local income taxes, net
   of Federal benefit                        330             921             165
Non-deductible goodwill
   amortization                            3,765           1,838              --
Foreign tax rates in excess of
   Federal tax rate                          465             328              --
Other, net                                  (320)            (21)             55
--------------------------------------------------------------------------------
Provision for income taxes              $ 14,150        $  9,112        $  4,675
================================================================================


Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                        JULY 2,          July 3,
                                                         1999            1998
--------------------------------------------------------------------------------
Current deferred taxes:
   Allowance for doubtful accounts                     $    533        $    565
   Inventory                                                934             818
   Accrued expenses                                       4,433           4,182
--------------------------------------------------------------------------------
        Total current deferred tax assets              $  5,900        $  5,565
================================================================================
Long-term deferred taxes:
   Net operating loss carryforwards                    $ 28,863        $ 29,359
   Accrued pension and post-retirement                    1,497           1,375
   Accrued expenses                                         626             464
   Difference in book vs. tax basis of assets            (6,668)         (6,114)
   Excellerated tax vs. book depreciation               (17,972)        (13,019)
--------------------------------------------------------------------------------
        Total long-term net deferred tax assets           6,346          12,065
Valuation allowance                                      (5,000)         (5,000)
--------------------------------------------------------------------------------
Total long-term net deferred tax assets                $  1,346        $  7,065
================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                  The net long-term deferred tax assets have been subjected to a valuation allowance since management believes it is more likely than not that this portion of the net operating loss carryforward ("NOL") balance will not be realized as a result of the various limitations on their usage, discussed below.

                  The domestic net operating losses are subject to matters discussed below and are subject to change due to the restructuring occurring at the subsidiary level, as well as adjustment for the timing of inclusion of expenses and losses in the federal returns as compared to amounts included for financial statement purposes.

                  Net Operating Losses

                  The Company and its U.S. subsidiaries file a consolidated tax return. The NOL carryforwards, as a result of the PureTec acquisition, involve complex issues of federal tax law and are subject to various limitations as follows:

                  - $35,800 - Subject to IRC Section 382 change of ownership annual limitation of approximately $3,900; this includes $4,700 of losses incurred prior to 1992, which are subject to additional limitations; expire 2002-2010.


                  - $19,500 - Subject to IRC Section 382 change of ownership annual limitation of approximately $3,100; expire 2001 - 2010.

                  - $29,500 - Subject to IRC Section 382 change of ownership annual limitation of approximately $5,900; expires 2009.

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

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------



7. EMPLOYEE BENEFIT PLANS  (a) Savings Plans

                           i The Company maintains a discretionary 401(k) plan covering all eligible employees, excluding those employed by its Dolco Division ("Dolco") and PureTec, with at least one year of service. Contributions to the plan are determined annually by the Board of Directors. There were no contributions for years ended July 2, 1999, July 3, 1998 and June 27, 1997.

                           ii The Company has a defined contribution profit sharing plan for the benefit of all employees having completed one year of service with Dolco. The Company contributes 3% of compensation for each participant and a matching contribution of up to 1% when an employee contributes 3% compensation. Contributions totaled approximately $727, $653 and $475 for the years ended July 2, 1999, July 3, 1998 and June 27, 1997, respectively.

                           iii Additionally, the Company has a savings plan for all employees of three wholly-owned subsidiaries who are not covered under a collective bargaining agreement. The three subsidiaries are Plastic Specialties & Technology, Inc. ("PST"); Burlington Resins, Inc. ("Burlington"); and PTI Plastics, Inc. ("PTI"). Under the savings plan, the Company matches each eligible employees' contribution up to 3% of the employees' earnings. Such contribution amounted to approximately $362 for the year ended July 2, 1999 and $215 for the period March 3 through July 3, 1998.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

(b)      Pension Plans

         i The Company maintains a non-contributory defined benefit pension plan that covers substantially all non-collective bargaining unit employees of PST and Burlington, who have completed one year of service and are not participants in any other pension plan. The funding policy of the Company is to make contributions to the plan based on actuarial computations of the minimum required contribution for the plan year. On September 8, 1998, the Company approved a plan to freeze this defined benefit pension plan effective September 30, 1998, resulting in a curtailment gain of $576.

                  The components of net periodic pension costs are as follows:


                                         YEAR ENDED     Period ended
                                        JULY 2, 1999    July 3, 1998
--------------------------------------------------------------------
Service cost                             $    253        $    290
Interest cost on projected benefit
   obligations                                674             202
Expected actual return on plan
   assets                                    (938)           (233)
Amortization of unrecognized net
   gain                                        (8)              -
Recognized curtailment gain                  (576)              -
--------------------------------------------------------------------
      Net pension cost                   $   (595)       $    259
====================================================================

CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation,
   beginning of period                   $ 10,127        $  9,759
Service cost                                  253             290
Interest cost                                 674             202
Curtailments                                 (576)              -
Actuarial gain                               (512)            (24)
Benefits paid                                (411)           (100)
--------------------------------------------------------------------
Projected benefit obligation, end
   of period                             $  9,555        $ 10,127
====================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                          YEAR ENDED    Period ended
                                         JULY 2, 1999   July 3, 1998
--------------------------------------------------------------------
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning
   of period                               $  9,555        $  8,852
Actual return on plan assets                    827             334
Company contributions                         1,142             172
Benefits paid                                  (411)           (100)
--------------------------------------------------------------------
Plan assets at fair value, end of
   period                                  $ 11,113        $  9,258
====================================================================

         The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:


                                          JULY 2, 1999      July 3, 1998
------------------------------------------------------------------------
Funded status of the plan                   $  1,558          $  (869)
Unrecognized net gain                           (467)               -
------------------------------------------------------------------------
Prepaid (accrued) pension cost              $  1,091          $  (869)
========================================================================

         The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7 1/2% at July 2, 1999 and July 3, 1998.

ii The Company's Burlington subsidiary has a non-contributory defined benefit pension plan that covers substantially all hourly compensated employees covered by a collective bargaining agreement, who have completed one year of service. The funding policy of the Company is to make contributions to this plan based on actuarial computations of the minimum required contribution for the plan year.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


         The components of net periodic pension costs are as follows:


                                        YEAR ENDED    Period ended
                                       JULY 2, 1999   July 3, 1998
------------------------------------------------------------------
Service cost                             $   133        $    40
Interest cost on projected benefit
   obligations                               366            136
Expected return on plan assets              (453)          (140)
------------------------------------------------------------------
      Net pension cost                   $    46        $    36
==================================================================
CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation,
   beginning of period                   $ 4,974        $ 4,898
Service cost                                 133             40
Interest cost                                366            136
Actuarial gain                                 -            (52)
Benefits paid                               (181)           (48)
------------------------------------------------------------------
Projected benefit obligation, end
   of period                             $ 5,292        $ 4,974
==================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value,
   beginning of period                   $ 4,978        $ 4,708
Actual return on plan assets                 410            206
Company contributions                        224            112
Benefits paid                               (181)           (48)
------------------------------------------------------------------
Plan assets at fair value, end of
   period                                $ 5,431        $ 4,978
==================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:


                                          JULY 2, 1999      July 3, 1998
------------------------------------------------------------------------
Funded status of the plan                     $ 139              $ 4
Unrecognized net loss                            43                -
------------------------------------------------------------------------
Prepaid pension cost                          $ 182              $ 4
========================================================================

                  The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7 1/2% at July 2, 1999 and July 3, 1998.

         iii The Company also has a defined benefit pension plan for the benefit of all employees having completed one year of service with Dolco. The Company's policy is to fund the minimum amounts required by applicable regulations. Dolco's Board of Directors approved a plan to freeze the pension plan on June 30, 1987, at which time benefits ceased to accrue. The Company has not been required to contribute to the plan since 1990.

(c)      Post-retirement Benefits

         In addition to providing pension benefits, the Company also sponsors the Burlington Retiree Welfare Plan, which provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement healthcare benefits paid for the year ended July 2, 1999 and for the period March 3 through July 3, 1998 amounted to $84 and $139, respectively.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                  Net periodic post-retirement benefit costs are as follows:


                                             YEAR ENDED    Period ended
                                            JULY 2, 1999   July 3, 1998
-----------------------------------------------------------------------
Service cost                                   $    42        $    10
Interest cost                                      146            100
-----------------------------------------------------------------------
        Net post-retirement benefit cost       $   188        $   110
=======================================================================
CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation, beginning        $ 1,997        $ 1,936
   of period
Service cost                                        42             10
Interest cost                                      146             42
Actuarial loss (gain)                                -             37
Benefits paid                                      (84)           (28)
-----------------------------------------------------------------------
Projected benefit obligation, end of           $ 2,101        $ 1,997
   period
=======================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of      $       -      $       -
   period
Company contributions                               84            139
Benefits paid                                      (84)          (139)
-----------------------------------------------------------------------
Plan assets at fair value, end of period     $       -      $       -
=======================================================================

                  The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:


                                         JULY 2, 1999      July 3, 1998
-----------------------------------------------------------------------
Funded status of the plan                  $(2,101)           $(1,997)
-----------------------------------------------------------------------
Accrued post retirement cost               $(2,101)           $(1,997)
-----------------------------------------------------------------------

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                    The accumulated post-retirement benefit
                                    obligation was determined using a 7 1/2% discount rate for the periods presented. The healthcare cost trend rate for medical benefits was assumed to be 6%, gradually declining until it reaches a constant annual rate of 5% in 2002. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $239 and $214 and increase the service and interest components by $6 and $5 at July 2, 1999 and July 3, 1998.

8. RELATED PARTY           The Company has a management consulting agreement
   TRANSACTIONS            with an affiliate of a stockholder. The terms of the
                           agreement require the Company to pay a fee of approximately $30 per month for a period of ten years. Consulting service fees were approximately
                           $400, $400 and $390 for the years ending July 2, 1999, July 3, 1998 and June 27, 1997, respectively.

9. STOCK OPTIONS           In April 1994, the Company granted options to an
                           employee to acquire 2 1/2% of the outstanding common stock for $13.5 per share, with anti-dilution provisions. The options are exercisable as to 33 1/3% of the shares on the first, second and third anniversary dates of the original grant and expire fifteen years from the date of the grant.

                           In January 1998, the Company adopted an incentive stock plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, 45.75206 shares are available for awards to employees of the Company. Options will be granted at fair market value on the date of grant. During 1999 and 1998, options were granted to purchase 7.32 and 28.37 shares of common stock at an exercise price of $222.4 and $154.5 per share, respectively. The options are subject to vesting provisions, as determined by the Board of Directors, at date of grant and expire 10 years from date of grant.

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                           In addition, an option to purchase 2.288 shares of common stock was granted to a member of the Board of Directors, in April 1998, at an exercise price of $154.5 per share. The options are subject to vesting provisions, as determined by the Board of Directors, at date of grant and expire 10 years from date of grant.

                           At July 2, 1999, options for 30.12 shares are exercisable and no options have been exercised or forfeited as of July 2, 1999.

                           The Company applies APB Opinion 25 and related interpretations in accounting for these options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS Statement 123, the Company's net income would have been reduced to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 4.75%, 5.28% and 6 3/4% in 1999, 1998 and 1997, respectively, expected volatility of zero, a dividend yield of zero and expected lives of 8 years.


                                               JULY 2,    July 3,   June 27,
Years ended                                     1999       1998       1997
----------------------------------------------------------------------------
Income before extraordinary item:
   As reported                                $ 14,997   $  8,669   $  8,428
============================================================================
   Pro forma                                  $ 14,868   $  8,618   $  8,324
============================================================================

10. COMMITMENTS AND
    CONTINGENCIES          Commitments

                           (a) The Company leases building space and certain equipment in 20 locations throughout the United States, Canada and Europe. At July 2, 1999, the Company's future minimum lease payments are as follows:


--------------------------------------------------------------------------------
2000                                                                     $ 4,141
2001                                                                       3,933
2002                                                                       3,710
2003                                                                       2,198
2004                                                                       1,491
Thereafter                                                                 7,852
--------------------------------------------------------------------------------
                                                                         $23,325
================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                           Rent expense, including escalation charges, amounted to approximately $3,756, $2,802 and $676 for the years ended July 2, 1999, July 3, 1998 and June 27, 1997, respectively.

                  (b) The Company has employment contracts with two employees, which provide for minimum salaries of $1,800 and bonuses based on performance and expire in June 2002. Salaries and bonuses for the years ended July 2, 1999 and July 3, 1998 under these contracts were $1,800 and $13,471, and $1,157 and $7,608, respectively. These contracts provide aggregate minimum annual compensation of $1,800 for each of the fiscal years in the period ended 2002.

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

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


11. CONCENTRATIONS OF      Financial instruments that potentially subject the
    CREDIT RISKS           Company to significant concentrations of credit risk
                           consist principally of cash deposits and trade accounts receivable.

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

12. SUPPLEMENTAL CASH      (a)     Cash Paid
    FLOW INFORMATION


                                  JULY 2,             July 3,           June 27,
Years ended                        1999                1998              1997
---------------------------------------------------------------------------------
Interest                         $ 37,376            $ 15,776            $  5,317
=================================================================================
Income taxes                     $ 10,185            $  5,832            $  3,747
=================================================================================

                           (b)      Non-Cash Financing and Investing Activities

                                    The Company purchased certain assets and assumed certain liabilities of Natvar, effective April 24, 1999, for approximately $26,169 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


---------------------------------------------------------------------------------
Fair value of assets acquired                                           $  10,192
Goodwill                                                                   17,107
Cash paid                                                                 (26,169)
---------------------------------------------------------------------------------
Liabilities assumed                                                     $   1,130
=================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                    The Company purchased certain assets and assumed certain liabilities of Tri-Seal, effective January 25, 1999, for approximately $21,272 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


---------------------------------------------------------------------------------
Fair value of assets acquired                                            $ 11,400
Goodwill                                                                   13,584
Cash paid                                                                 (21,272)
---------------------------------------------------------------------------------
Liabilities assumed                                                      $  3,712
=================================================================================

                                    The Company purchased the outstanding stock of PureTec Corporation on March 3, 1998 for approximately $312,047. In conjunction with the acquisition, liabilities were assumed as follows:

---------------------------------------------------------------------------------
Fair value of assets acquired                                          $  246,160
Goodwill                                                                  161,722
Cash paid                                                                (312,047)
---------------------------------------------------------------------------------
Liabilities assumed                                                    $   95,835
=================================================================================

                                    The Company purchased certain assets and assumed certain liabilities of PurePlast, Inc., effective July 3, 1997, for approximately $2,292 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


---------------------------------------------------------------------------------
Fair value of assets acquired                                           $   1,802
Goodwill                                                                    1,734
Cash paid                                                                  (2,292)
---------------------------------------------------------------------------------
Liabilities assumed                                                     $   1,244
=================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

13. SEGMENT INFORMATION    The Company operates in four industry segments:
                           healthcare packaging, products, and materials;
                           consumer packaging and products; food packaging;
                           and specialty resins and compounds. The healthcare packaging, products, and materials segment principally produces pharmaceutical packaging, medical tubing and medical device materials. The consumer packaging and products segment principally produces precision tubing and gaskets, and garden and irrigation hose products. The food packaging segment produces foamed polystyrene packaging products for the poultry, meat and egg industries.
                           The specialty resins and compounds segment produces specialty PVC resins, recycled PET resins, and general purpose PVC compounds. The healthcare packaging, products, and materials and consumer packaging and products segments have operations in the United States, Europe and Canada. Prior to 1998, the Company operated principally in the food packaging segment.

                           Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:


                              Healthcare
                              Packaging,    Consumer
                               Products     Packaging                Specialty
                                 and           and        Food      Resins and
July 2, 1999                  Materials     Products    Packaging    Compounds    TOTALS
-----------------------------------------------------------------------------------------
Revenues from external
   customers                   $137,309     $184,684    $100,258     $66,986     $489,237
Interest expense                 11,818       13,254       8,014       5,891       38,977
Depreciation and
   amortization                   7,327       13,072       9,640       5,086       35,125
Segment income from
   operations                    25,027       37,848      18,777       6,810       88,462
Segment assets                  173,704      216,067      73,351      83,601      546,723
Expenditures for segment
   assets                         3,761        3,540       4,567       1,082       12,950
=========================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                              Healthcare
                              Packaging,    Consumer
                               Products     Packaging                Specialty
                                 and           and        Food      Resins and
July 3, 1998                  Materials     Products    Packaging    Compounds    TOTALS
-----------------------------------------------------------------------------------------
Revenues from external
   customers                    $90,708     $103,744    $ 99,336     $15,809     $309,597
Interest expense                  4,844        6,395       6,346       2,097       19,682
Depreciation and
   amortization                   1,705        3,854       9,320       1,952       16,831
Segment income from
   operations                    13,563       14,866      18,321       2,955       49,705
Segment assets                  134,053      224,754      73,261      87,105      519,173
Expenditures for segment
   assets                         1,347        1,387       4,316         233        7,283
-----------------------------------------------------------------------------------------

                                                     JULY 2, 1999     July 3, 1998
----------------------------------------------------------------------------------
PROFIT OR LOSS
Total operating profit for reportable segments         $  88,462        $  49,705
   before income taxes
Corporate and eliminations                               (20,052)         (11,827)
----------------------------------------------------------------------------------
                                                       $  68,410        $  37,878
==================================================================================
ASSETS
Total assets from reportable segments                  $ 546,723        $ 519,173
Other unallocated amounts                                 12,713           20,106
----------------------------------------------------------------------------------
      Consolidated total                               $ 559,436        $ 539,279
==================================================================================
DEPRECIATION AND AMORTIZATION
Segment totals                                         $  35,125        $  16,831
Corporate                                                    218              418
----------------------------------------------------------------------------------
      Consolidated total                               $  35,343        $  17,249
==================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                               LONG-LIVED
July 2, 1999                                                REVENUES             ASSETS
-----------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                                               $445,603            $339,409
Canada                                                         4,996               2,542
Europe                                                        38,638              25,779
-----------------------------------------------------------------------------------------
      Total                                                 $489,237            $367,730
=========================================================================================

                                                                               Long-lived
July 3, 1998                                                Revenues             assets
-----------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                                               $288,520            $325,292
Canada                                                         5,868               2,302
Europe                                                        15,209              27,961
-----------------------------------------------------------------------------------------
      Total                                                 $309,597            $355,555
=========================================================================================

                           Income from operations is total net sales less cost of goods sold and operating expenses of each segment before deductions for general corporate expenses not directly related to an individual segment and interest. Identifiable assets by industry are those assets that are used in the Company's operation in each industry segment, including assigned value of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses, deferred income taxes and fixed assets.

                           For the year ended July 2, 1999, one customer represented 11% of sales and two customers each represented 10% of accounts receivable at July 3, 1999.

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

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)



14. SUPPLEMENTAL CONDENSED
    CONSOLIDATING
    FINANCIAL STATEMENTS            Tekni-Plex, Inc. issued 11 1/4% Senior
                                    Subordinated Notes in April 1997 and 9 1/4%
                                    Series B Senior Subordinated Notes in
                                    February 1998. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. At
                                    June 27, 1997, there were no non-guarantor subsidiaries. The following condensed consolidating financial statements present separate information for Tekni-Plex (the
                                    "Issuer") and its domestic subsidiaries (the
                                    "Guarantors") and the foreign subsidiaries
                                    (the "Non-Guarantors").

                                    Condensed Consolidating Statement of
                                    Operations - For the year ended July 2, 1999

                                                                    Non-
                                    Issuer       Guarantors      Guarantors      TOTAL
-----------------------------------------------------------------------------------------
Sales, net                         $150,564       $295,039        $43,634       $489,237
Cost of sales                       110,057        218,428         29,808        358,293
-----------------------------------------------------------------------------------------
Gross profit                         40,507         76,611         13,826        130,944
Selling, general and
   administrative                    44,815         13,243          4,476         62,534
-----------------------------------------------------------------------------------------
Income from operations               (4,308)        63,368          9,350         68,410
Interest expense, net                39,487           (739)           229         38,977
Other expense (income)                  294         (1,180)         1,172            286
-----------------------------------------------------------------------------------------
Income (loss) before provi-
   sion for income taxes            (44,089)        65,287          7,949         29,147
Provision for income taxes          (23,682)        34,604          3,228         14,150
-----------------------------------------------------------------------------------------
Net income (loss)                  $(20,407)      $ 30,683        $ 4,721       $ 14,997
-----------------------------------------------------------------------------------------

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                  Condensed Consolidating Balance Sheet - at July 2, 1999:


                                                                  Non-
                                Issuer        Guarantors       Guarantors      Eliminations       TOTAL
----------------------------------------------------------------------------------------------------------
CURRENT ASSETS                $  45,967         117,689        $  28,050                -        $ 191,706
Property, plant and
   equipment, net                44,507          77,132           15,314                -          136,953
Intangible assets                68,073         136,639            1,428                -          206,140
Investment in
   subsidiaries                 367,167               -                -         (367,167)               -
Deferred financing
   costs, net                    19,257            (128)             229                -           19,358
Deferred taxes                    1,346               -                -                -            1,346
Other long-term
   assets                        89,222          36,046           11,350         (132,685)           3,933
----------------------------------------------------------------------------------------------------------
      TOTAL ASSETS            $ 635,539       $ 367,378        $  56,371        $(499,852)       $ 559,436
==========================================================================================================
CURRENT LIABILITIES           $  52,551        $  26,868       $  10,842                -        $  90,261
Long-term debt                  404,288               -            6,358                -          410,646
Other long-term
   liabilities                  119,759               -           19,158         (132,685)           6,232
----------------------------------------------------------------------------------------------------------
      Total liabilities         576,598          26,868           36,358         (132,685)         507,139
==========================================================================================================
Additional paid-in
   capital                       41,095         296,747           15,641         (312,408)          41,075
Retained earnings
   (deficit)                     17,846          43,763            5,740          (54,759)          12,590
Cumulative currency
   translation
   adjustment                         -               -           (1,368)               -           (1,368)
----------------------------------------------------------------------------------------------------------
      Total equity               58,941         340,510           20,013         (367,167)          52,297
----------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
   EQUITY                     $ 635,539       $ 367,378        $  56,371        $(499,852)       $ 559,436
==========================================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                  Condensed Consolidating Statement of Operations - For the year ended July 3, 1998


                                                                   Non-
                                     Issuer      Guarantors     Guarantors       Total
----------------------------------------------------------------------------------------
Sales, net                         $151,507       $137,013        $21,077       $309,597
Cost of sales                       110,886        106,543         15,070        232,499
----------------------------------------------------------------------------------------
Gross profit                         40,621         30,470          6,007         77,098
Selling, general and
   administrative                    24,218         12,581          2,421         39,220
----------------------------------------------------------------------------------------
Income from operations               16,403         17,889          3,586         37,878
Interest expense, net                18,996            477            209         19,682
Other expense (income)                  346           (281)           350            415
----------------------------------------------------------------------------------------
Income (loss) before provi-
   sion for income taxes             (2,939)        17,693          3,027         17,781
Provision for income taxes           (1,447)         9,023          1,536          9,112
----------------------------------------------------------------------------------------
Net income (loss)                  $ (1,492)      $  8,670        $ 1,491       $  8,669
========================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                  Condensed Consolidating Balance Sheet - at July 3, 1998:


                                                                  Non-
                                Issuer         Guarantors      Guarantors      Eliminations        Total
----------------------------------------------------------------------------------------------------------
Current assets                $  18,510        $ 100,147        $  24,621        $  40,446       $ 183,724
Property, plant and
   equipment, net                40,535           71,304           16,395               -          128,234
Goodwill                         30,624          151,055           12,170               -          193,849
Investment in
   subsidiaries                 333,498                -                -        (333,498)               -
Deferred financing
   costs, net                    22,277              396              118               -           22,791
Other long-term
   assets                         7,041            2,060            1,580               -           10,681
----------------------------------------------------------------------------------------------------------
      Total assets            $ 452,485        $ 324,962        $  54,884       $(293,052)       $ 539,279
==========================================================================================================
Current liabilities           $  28,855        $  57,395        $  12,577       $       -        $  98,827
Long-term debt                  386,063            6,755            3,633               -          396,451
Other long-term
   liabilities                   (6,377)         (48,273)          21,266          38,712            5,328
----------------------------------------------------------------------------------------------------------
      Total liabilities         408,541           15,877           37,476          38,712          500,606
==========================================================================================================
Additional paid-in
   capital                       41,095          296,747           15,641        (312,408)          41,075
Retained earnings
   (deficit)                      2,849           12,611            1,489         (19,356)          (2,407)
Cumulative currency
   translation
   adjustment                         -             (273)             278               -                5
----------------------------------------------------------------------------------------------------------
      Total equity               43,944          309,085           17,408        (331,764)          38,673
----------------------------------------------------------------------------------------------------------
Total liabilities and
   equity                     $ 452,485        $ 324,962        $  54,884       $(293,052)       $ 539,279
==========================================================================================================

                                                                TEKNI-PLEX, INC.


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


15. QUARTERLY RESULTS OF
    OPERATIONS
    (UNAUDITED)


                                     First         Second          Third         Fourth
1999                                Quarter        Quarter        Quarter        Quarter
----------------------------------------------------------------------------------------
Net sales                          $108,069        $94,004       $129,754       $157,410
Gross profit                         27,091         24,878         37,680         41,295
Income from operations               13,131         10,320         21,273         23,686
Net income                            1,543            505          5,849          7,100
========================================================================================

                                     First         Second          Third         Fourth
1998                                Quarter        Quarter        Quarter        Quarter
----------------------------------------------------------------------------------------
Net sales                           $37,791        $37,831        $68,388       $165,587
Gross profit                          9,934         10,464         17,152         39,548
Income from operations                5,886          6,257          7,438         18,297
Net income                            2,305          2,436          1,635          2,293
========================================================================================

                                     First         Second          Third         Fourth
1997                                Quarter        Quarter        Quarter       Quarter
----------------------------------------------------------------------------------------
Net sales                           $35,167        $36,428        $38,233       $ 34,908
Gross profit                          8,621          9,514         10,454          9,140
Income from operations                4,207          6,778          5,609          5,249
Income before
   extraordinary item                 1,277          2,884          2,266          2,001
Loss on extinguishment
   of debt                                -              -              -        (20,666)
----------------------------------------------------------------------------------------
Net income (loss)                   $ 1,277        $ 2,884        $ 2,266       $(18,665)
========================================================================================

                  Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products.

INDEPENDENT AUDITORS' REPORT
    ON SUPPLEMENTAL SCHEDULE



Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated July 30, 1999 relating to the consolidated financial statements of Tekni-Plex, Inc. and Subsidiaries, which are contained in this Form 10-K, included the audits of the financial statement schedule for the years ended July 2, 1999, July 3, 1998 and June 27, 1997 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





Woodbridge, New Jersey

July 30, 1999

                                                                TEKNI-PLEX, INC.
                                                                  AND SUBSIDIARY

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                       Balance at          Charged to           Charged to                               Balance at
                                      Beginning of          Costs and             Other                                    End of
                                         Period           Expenses (1)           Accounts          Deductions (2)          Period
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JUNE 28, 1997
   Accounts receivable allowance        $   565              $ 200               $     -              $   452              $   313
===================================================================================================================================
YEAR ENDED JULY 3, 1998
   Accounts receivable allowance        $   313              $ 705               $ 1,592 (3)          $ 1,284              $ 1,326
===================================================================================================================================
YEAR ENDED JULY 2, 1999
   Accounts receivable allowance        $ 1,326              $ 370               $    68 (3)          $   102              $ 1,662
===================================================================================================================================


(1)     To increase accounts receivable allowance.

(2)     Uncollectible accounts written off, net of recoveries.

(3)     Balances related to acquisitions.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TEKNI-PLEX, INC.

                                                    By: /s/ F. PATRICK SMITH

                                                    F. Patrick Smith
                                                    Chairman of the Board and
                                                    Chief Executive Officer
Dated: September 3, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on September 3, 1999.


                       SIGNATURE                                      TITLE
                       ---------                                      -----
                /s/ F. PATRICK SMITH                  Chairman of the Board and Chief Executive
                    F. Patrick Smith                  Officer

                /s/ KENNETH W.R. BAKER                President and Chief Operating Officer
                    Kenneth W.R. Baker                Principal Accounting and Financial Officer

                /s/ ARTHUR P. WITT
                    Arthur P. Witt                    Corporate Secretary and Director

                /s/ J. ANDREW MCWETHY
                    J. Andrew McWethy                 Director


                    Barry A. Solomon                  Director

                /s/ STEPHEN A. TUTTLE
                    Stephen A. Tuttle                 Director

                /s/ MICHAEL F. CRONIN
                    Michael F. Cronin                 Director

Exhibit Index

Exhibit
Number   Document Description
-------  --------------------
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

10.6.1 Amendment No. 1 to Employment Agreement, dated as of January 30, 1997, between Dr. F. Patrick Smith and Tekni-Plex, Inc., made effective as of March 2, 1998.*

10.7     Employment Agreement, dated as of April 4, 1997, between Mr. Kenneth
         W.R. Baker and Tekni-Plex, Inc. (Filed as Exhibit 10.7 to Registrant's
         Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

10.7.1 Amendment No. 1 to Employment Agreement, dated as of April 4, 1997, between Mr. Kenneth W.R. Baker and Tekni-Plex, Inc., made effective as of March 2, 1998.*

10.8     Form of Amended and Restated Option Agreement, dated as of April 4,
         1997, among Tekni-Plex, Inc., Tekni-Plex Partners L.P. and F. Patrick
         Smith (Filed as Exhibit 10.8 to Registrant's Amendment No. 2 to
         Registration Statement on Form S-4, Commission File No. 333-28157, and incorporated herein by reference).

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

10.16    Senior Subordinated Note and Guarantee (original not included; form of
         Note and Guarantee included in Exhibit 4.1).

10.17    Tekni-Plex, Inc. Stock Incentive Plan. (Filed as Exhibit 10.17 to
         Registrant's Annual Report on Form 10-K for the fiscal year ended July
         3, 1998, and incorporated herein by reference.)

21.0     List of Subsidiaries.*

27.0     Financial Data Schedule.*


* Filed herewith.