Form 10-Q
period 1999-10-01
TEKNI PLEX INC
filed 1999-11-15
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 1999

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

                                TEKNI-PLEX, INC.

                                                                                         Page #
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of October 1, 1999
               and July 2, 1999 .....................................................       3

           Consolidated Statements of Operations for the three months
               ended October 1, 1999 and October 2, 1998 ............................       4

           Consolidated Statements of Comprehensive Income for the three months
               ended October 1, 1999 and October 2, 1998 ............................       4

           Consolidated Statements of Cash Flows for the three months
               ended October 1, 1999 and October 2, 1998 ............................       5

           Notes to Consolidated Financial Statements ...............................    6-14

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS .......................................   15-17

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........      17

PART II. OTHER INFORMATION

      Item 1.     Legal proceedings .................................................      18

      Item 2.     Changes in securities .............................................      18

      Item 3.     Defaults upon senior securities ...................................      18

      Item 4.     Submission of matters to a vote of securities holders .............      18

      Item 5.     Other information .................................................      18

      Item 6.     Exhibits and reports on Form 8-K ..................................      18

                       TEKNI-PLEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      OCTOBER 1, 1999    July 2, 1999
                                                        (UNAUDITED)
                                                      ---------------    ------------
ASSETS
CURRENT:
   Cash                                                  $  20,630        $  22,117
   Accounts receivable, net of an allowance of
     $1,174 and $1,662 for possible losses                  64,632           96,835
   Inventories                                              68,226           63,190
   Deferred income taxes                                     5,600            5,900
   Prepaid expenses and other current assets                 8,930            3,664
                                                         ---------        ---------
         Total current assets                              168,018          191,706
                                                         ---------        ---------

PROPERTY, PLANT AND EQUIPMENT, NET                         133,635          136,953
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $33,574 AND $29,581                                  204,956          206,140
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $4,922 AND $4,287                        18,746           19,358
DEFERRED INCOME TAXES                                        1,036            1,346
OTHER ASSETS                                                 4,019            3,933
                                                         ---------        ---------

                                                         $ 530,410        $ 559,436
                                                         =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                     $   5,619        $   5,207
   Line of credit                                             --                541
   Accounts payable - trade                                 26,018           27,612
   Accrued payroll and benefits                              7,004           21,581
   Accrued interest                                          2,615            7,965
   Accrued liabilities - other                              22,038           26,613
   Income taxes payable                                        696              742
                                                         ---------        ---------
         TOTAL CURRENT LIABILITIES                          63,990           90,261
                                                         ---------        ---------

LONG-TERM DEBT                                             407,279          410,646
OTHER LIABILITIES                                            4,931            6,232
                                                         ---------        ---------
         TOTAL LIABILITIES                                 476,200          507,139
                                                         ---------        ---------

STOCKHOLDER'S EQUITY:
   Common stock                                               --               --
   Additional paid-in capital                               41,075           41,075
   Cumulative currency translation adjustment               (2,011)          (1,368)
   Retained earnings                                        15,146           12,590
                                                         ---------        ---------
         TOTAL STOCKHOLDER'S EQUITY                         54,210           52,297
                                                         ---------        ---------

                                                         $ 530,410        $ 559,436
                                                         =========        =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three months ended
                                                                       OCTOBER 1, 1999     October 2, 1998
                                                                       ---------------     ---------------
NET SALES                                                                 $ 109,926           $ 108,069
COST OF SALES                                                                80,921              80,978
                                                                          ---------           ---------
      GROSS PROFIT                                                           29,005              27,091
OPERATING EXPENSES:
   Selling, general and administrative                                       14,142              13,960
                                                                          ---------           ---------
      INCOME FROM OPERATIONS                                                 14,863              13,131
OTHER EXPENSES:
   Interest, net                                                              9,625               9,607
   Other                                                                        182                 375
                                                                          ---------           ---------
      INCOME BEFORE PROVISION FOR INCOME TAXES                                5,056               3,149

PROVISION FOR INCOME TAXES                                                    2,500               1,606
                                                                          ---------           ---------
NET INCOME                                                                $   2,556           $   1,543
                                                                          =========           =========

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME                                                                $   2,556           $   1,543
OTHER COMPREHENSIVE INCOME (LOSS), NET OF                                     (643)             (1,571)
                                                                          ---------           ---------
COMPREHENSIVE INCOME (LOSS)                                               $   1,913           $     (28)
                                                                          =========           =========


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                               Three months ended
                                                                        OCTOBER 1, 1999   October 2, 1998
                                                                        ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $  2,556         $  1,547

   Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
        Depreciation and amortization                                          8,432            8,239
        Deferred income taxes                                                    599             --
   Changes in operating assets and liabilities:
        Accounts receivable                                                   32,178           31,530
        Inventories                                                           (5,064)         (10,451)
        Prepaid expenses and other current assets                             (5,284)          (3,940)
        Income taxes                                                             (46)            (769)
        Accounts payable                                                      (1,649)          (4,130)
        Accrued interest                                                      (5,401)          (6,935)
        Accrued expenses and other liabilities                               (20,711)          (6,972)
                                                                            --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                      5,610            8,119
                                                                            --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                 (3,190)          (1,578)
         Acquisition costs                                                      (274)             (42)
         Deposits and other assets                                               (90)             943
                                                                            --------         --------
               NET CASH USED IN INVESTING ACTIVITIES                          (3,554)            (677)
                                                                            --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments/borrowings of long-term debt                               (2,976)            (378)
        Repayments/borrowings under line of credit                              (544)              33
        Debt financing costs                                                     (23)            --
                                                                            --------         --------
                NET CASH USED IN FINANCING ACTIVITIES                         (3,543)            (345)
                                                                            --------         --------

NET INCREASE (DECREASE) IN CASH                                               (1,487)           7,097
CASH, BEGINNING OF PERIOD                                                     22,117           29,363
                                                                            --------         --------
CASH, END OF PERIOD                                                         $ 20,630         $ 36,460
                                                                            --------         --------

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                         $ 16,120         $ 15,983
                                                                            --------         --------
           Income taxes                                                        2,546              433
                                                                            --------         --------


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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 2, 1999.



NOTE 2 - INVENTORIES

Inventories as of October 1, 1999 and July 2, 1999 are summarized as follows:


                                               OCTOBER 1, 1999        July 2, 1999
                                               ---------------        ------------
Raw materials                                      $24,255               $26,663
Work-in-process                                      5,867                 5,282
Finished goods                                      38,104                31,245
                                                   -------               -------
                                                   $68,226               $63,190
                                                   -------               -------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                        OCTOBER 1, 1999  July 2, 1999
                                                        ---------------  ------------
Senior Subordinated Notes issued March 3, 1998 at
9-1/4% due March 1, 2008                                   $200,000        $200,000

Senior Subordinated Notes issued April 4, 1997 at
11 -1/4% due April 1, 2007                                   75,000          75,000

Senior Debt:

   Revolving line of credit, expiring March 31,
   2004.  At October 1, 1999, the interest rate was          20,000          22,000
   9.00%

   Term notes due March 31, 2004 and March 31,
   2006, with interest rates at October 1, 1999 of          110,275         111,063
   7.25% and 7.75%

Other, primarily foreign term loans, with interest
rates ranging from 4 -1/4% to 8.4% and maturities             7,623           8,331
from 2000 to 2004
                                                           --------        --------
                                                            412,898         416,394
Less: Current maturities                                      5,619           5,748
                                                           --------        --------
                                                           $407,279        $410,646
                                                           --------        --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 4 - CONTINGENCIES

       (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $2,002 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $853 (32,083 Belgian francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

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

Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                               Healthcare
                               Packaging,       Consumer                       Specialty
                                Products,       Packaging        Food         Resins and
                             and Materials    and Products     Packaging       Compounds         TOTAL
                             -------------    ------------     ---------      ----------         -----
October 1, 1999

Revenues from external
    customers                   $ 37,270        $ 32,426        $ 25,116        $ 15,114        $109,926

Interest expense                   2,857           3,212           2,101           1,455           9,625

Depreciation and
    amortization                   2,583           2,726           1,889           1,127           8,325

Segment income from
    operations                     7,102           4,513           4,673           1,469          17,757

Segment assets                   169,997         194,019          73,394          82,539         519,949

Expenditures for segment
    assets                           879             904           1,178             180           3,141
                                --------        --------        --------        --------        --------


October 2, 1998

Revenues from external
    customers                   $ 32,266        $ 32,448        $ 23,732        $ 19,623        $108,069

Interest expense                   3,201           3,503           1,669           1,234           9,607

Depreciation and
    amortization                   1,410           2,374           2,772           1,335           7,891

Segment income from
    operations                     5,281           6,187           2,791           1,910          16,169

Expenditures for segment
    assets                           573             326             590              71           1,560
                                --------        --------        --------        --------        --------
July 2, 1999
Segment assets                   173,704         216,067          73,351          83,601         546,723
                                --------        --------        --------        --------        --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                                                           OCTOBER 1, 1999   October 2, 1998
                                                           ---------------   ---------------
PROFIT OR LOSS
Total operating profit for reportable segments before
     income taxes                                             $17,757           $ 16,169
Corporate and eliminations                                     (2,894)            (3,038)
                                                              -------           --------
                                                              $14,863           $ 13,131
                                                              =======           ========

DEPRECIATION AND AMORTIZATION
Segment totals                                                $ 8,325           $  7,891
Corporate                                                         107                348
                                                              =======           ========
     Consolidated total                                       $ 8,432           $  8,239
                                                              =======           ========

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments                   $ 3,141           $  1,560
Other unallocated expenditures                                     49                 18
                                                              -------           --------
     Consolidated total                                       $ 3,190           $  1,578
                                                              =======           ========


                                                          OCTOBER 1, 1999     July 2, 1999
                                                          ---------------     ------------
ASSETS
Total assets from reportable segments                        $519,949           $546,723
Other unallocated amounts                                      10,461             12,713
                                                             --------           --------
     Consolidated total                                      $530,410           $559,436
                                                             ========           ========


GEOGRAPHIC INFORMATION

                                                          OCTOBER 1, 1999    October 2, 1998
                                                          ---------------    ---------------
REVENUES
United States                                                $100,039           $ 97,431
International                                                   9,887             10,638
                                                             --------           --------
   Total                                                     $109,926           $108,069
                                                             ========           ========


                                                          OCTOBER 1, 1999    July 2, 1999
                                                          ---------------    ------------
LONG-LIVED ASSETS
United States                                                $333,707           $339,409
International                                                  28,685             28,321
                                                             --------           --------
   Total                                                     $362,392           $367,730
                                                             ========           ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)



                   For the three months ended October 1, 1999


                                                                                                 Non-
                                                 TOTAL          Issuer        Guarantors      Guarantors
                                                 -----          ------        ----------      ----------
Net sales                                       $109,926       $ 40,614        $ 59,425        $  9,887

Cost of sales                                     80,921         27,879          46,334           6,708
                                                --------       --------        --------        --------

Gross profit                                      29,005         12,735          13,091           3,179

Operating expenses:
   Selling, General and administrative            14,142          9,065           3,954           1,123
                                                --------       --------        --------        --------

Income from operations                            14,863          3,670           9,137           2,056

Interest expense, net                              9,625          9,704             (84)              5

Other expense (income)                               182             94            (286)            374
                                                --------       --------        --------        --------

Income (loss) before provision for income
taxes                                              5,056         (6,128)          9,507           1,677

Provision for income taxes                         2,500         (3,035)          4,705             830
                                                --------       --------        --------        --------

Net income(loss)                                $  2,556       $ (3,093)       $  4,802        $    847
                                                ========       ========        ========        ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



                   For the three months ended October 2, 1998

                                                                                                 Non-
                                                 Total          Issuer        Guarantors      Guarantors
                                                 -----          ------        ----------      ----------
Net sales                                       $108,069       $ 36,026        $ 61,405        $ 10,638

Cost of sales                                     80,978         27,149          46,534           7,295
                                                --------       --------        --------        --------

Gross profit                                      27,091          8,877          14,871           3,343

Operating expenses:
   Selling, General and administrative            13,960          6,467           6,575             918
                                                --------       --------        --------        --------

Income from operations                            13,131          2,410           8,296           2,425

Interest expense, net                              9,607          9,509              52              46

Other expense (income)                               375             80            (325)            620
                                                --------       --------        --------        --------

Income (loss) before provision for income
taxes                                              3,149         (7,179)          8,569           1,759

Provision for income taxes                         1,606         (3,590)          4,446             750
                                                --------       --------        --------        --------

Net income(loss)                                $  1,543       $ (3,589)       $  4,123        $  1,009
                                                ========       ========        ========        ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


            Condensed Consolidated Balance Sheet - at October 1, 1999
                                   (Unaudited)


                                                                                                                      Non-
                                                   TOTAL         Eliminations        Issuer       Guarantors       Guarantors
                                                   -----         ------------        ------       ----------       ----------
Current assets                                   $ 168,018        $    --          $  46,659       $  91,855        $  29,504
Property, plant and equipment, net                 133,635             --             44,964          72,985           15,686
Intangible assets                                  204,956             --             49,675         153,878            1,403
Investment in subsidiaries                            --           (372,816)         372,816            --               --
Deferred financing costs, net                       18,746             --             18,357             175              214
Other long-term assets                               5,055         (122,437)          53,170          62,940           11,382
                                                 ---------        ---------        ---------       ---------        ---------

   Total assets                                  $ 530,410        $(495,253)       $ 585,641       $ 381,833        $  58,189
                                                 =========        =========        =========       =========        =========


Current liabilities                              $  63,990        $    --          $  18,825       $  32,209        $  12,956
Long-term debt                                     407,279             --            400,875            --              6,404
Other long-term liabilities                          4,931         (122,437)         104,463           4,293           18,612
                                                 ---------        ---------        ---------       ---------        ---------
   Total liabilities                               476,200         (122,437)         524,163          36,502           37,972
                                                 ---------        ---------        ---------       ---------        ---------

Additional paid-in capital                          41,075         (312,408)          41,076         296,766           15,641
Retained earnings                                   15,146          (60,408)          20,402          48,565            6,587
Cumulative currency translation adjustment          (2,011)            --               --              --             (2,011)
                                                 ---------        ---------        ---------       ---------        ---------
   Total equity                                     54,210         (372,816)          61,478         345,331           20,217
                                                 ---------        ---------        ---------       ---------        ---------

Total liabilities and equity                     $ 530,410        $(495,253)       $ 585,641       $ 381,833        $  58,189
                                                 =========        =========        =========       =========        =========


                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


             Condensed Consolidated Balance Sheet - at July 2, 1999


                                                                                                                      Non-
                                                   Total         Eliminations        Issuer       Guarantors       Guarantors
                                                   -----         ------------        ------       ----------       ----------
Current assets                                   $ 191,706        $    --          $  45,967       $ 117,689        $  28,050
Property, plant and equipment, net                 136,953             --             44,507          77,132           15,314
Intangible assets                                  206,140             --             68,073         136,639            1,428
Investment in subsidiaries                            --           (367,167)         367,167            --               --
Deferred financing costs, net                       19,358             --             19,257            (128)             229
Deferred taxes                                       1,346             --              1,346            --               --
Other long-term assets                               3,933         (132,685)          89,222          36,046           11,350
                                                 ---------        ---------        ---------       ---------        ---------

   Total assets                                  $ 559,436        $(499,852)       $ 635,539       $ 367,378        $  56,371
                                                 =========        =========        =========       =========        =========


Current liabilities                              $  90,261        $    --          $  52,551       $  26,868        $  10,842
Long-term debt                                     410,646             --            404,288            --              6,358
Other long-term liabilities                          6,232         (132,685)         119,759            --             19,158
                                                 ---------        ---------        ---------       ---------        ---------
   Total liabilities                               507,139         (132,685)         576,598          26,868           36,358
                                                 ---------        ---------        ---------       ---------        ---------

Additional paid-in capital                          41,075         (312,408)          41,095         296,747           15,641
Retained earnings                                   12,590          (54,759)          17,846          43,763            5,740
Cumulative currency translation adjustment
                                                    (1,368)            --               --              --             (1,368)
                                                 ---------        ---------        ---------       ---------        ---------
   Total equity                                     52,297         (367,167)          58,941         340,510           20,013
                                                 ---------        ---------        ---------       ---------        ---------

Total liabilities and equity                     $ 559,436        $(499,852)       $ 635,539       $ 367,378        $  56,371
                                                 =========        =========        =========       =========        =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2000 COMPARED WITH THE FIRST QUARTER OF FISCAL 1999

Net Sales increased to $109.9 million for the three months ended October 1, 1999 from $108.1 million for the three months ended October 2, 1998. This represents an increase of $1.86 million or 1.7%. The increase in sales over the same period in the prior year is due primarily to the acquisition of Tri-Seal International in January 1999 and Natvar in April 1999, offset by factors related to the restructuring of acquired operations. These factors include primarily the elimination in fiscal 2000 of low-margin sales in certain acquired businesses, and to a lesser extent the elimination of sales to Natvar, which became intercompany transfers after the acquisition. The level of growth for the first quarter of fiscal 2000 may not be indicative of future operations.

Cost of Sales decreased slightly to $80.9 million for the three months ended October 1, 1999 from $81.0 million for the three months ended October 2, 1998. Expressed as a percentage of net sales, cost of sales decreased to 73.6% for the three months ended October 1, 1999 from 74.9% for the three months ended October 2, 1998. The decrease in cost of sales as a percentage of net sales was due primarily to efficiencies achieved in operations acquired with the purchase of PureTec, partially offset by higher raw material costs.

Gross Profit as a result, increased to $29.0 million or 26.4% of net sales for the three months ended October 1, 1999, from $27.1 million or 25.1% of net sales for the three months ended October 2, 1998.

Selling, general and administrative expense, at $14.1 million or 12.9% of net sales, was essentially unchanged from the prior year's first quarter. Additional selling, general and administrative expenses incurred with the acquisitions of Tri-Seal International and Natvar were offset by reductions related to the restructuring of other acquired operations.

Operating profit increased to $14.9 million or 13.5% of net sales for the three months ended October 1, 1999, from $13.1 million or 12.2% of net sales for the three months ended October 2, 1998, for the reasons discussed above.

Interest expense, at $9.6 million, was essentially unchanged from the prior year's first quarter. As a percent of sales, interest expense decreased slightly to 8.8% from 8.9% in the prior year.

Provision for income taxes increased to $2.5 million or 2.3% of net sales for the three months ended October 1, 1999, from $1.6 million or 1.5% of net sales for the same period in the prior year. The Company's effective tax rate was 49.5% for the three months ended October 1, 1999 compared to 51.0% for the same period in the prior year. The decrease in the effective tax rate is the result of the decrease in non-deductible expenses in relation to pretax income.

Net income increased to $2.6 million or 2.3% of net sales for the three months ended October 1, 1999, from $1.5 million or 1.4% of net sales for the same period in the prior year, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended October 1, 1999, net cash provided by operating activities was $5.6 million compared to $8.1 million for the same period in the prior year. This was due primarily to the timing of accrued payroll and benefit payments.

Working capital at October 1, 1999 was $104.0 million compared to $101.4 million at July 2, 1999. The increase in working capital was due primarily to the decrease in accrued expenses offset by normal seasonal decreases in accounts receivable.

As of October 1, 1999 the Company had an outstanding balance of $20.0 million under the $90 million revolving credit line of the existing credit facility. This is a reduction of $2.0 million from the outstanding balance as of July 2, 1999.

The Company's capital expenditures for the three months ended October 1, 1999 and October 2, 1998 were $3.2 million, and $1.6 million respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

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


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At October 1, 1999, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $130.3 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.5 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows, in a similar proportion.

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

        None

Item 3.  Defaults Upon Senior Securities

        None

Item 4.  Submission of Matters to a Vote of Securities holders

        Not applicable

Item 5.  Other Information

        In order to provide liquidity to certain investors in the Company's sole stockholder, the Company has decided to pursue a recapitalization of the Company. The Company currently anticipates completing the recapitalization in the first quarter of calendar year 2000. The recapitalization is subject to various contingencies, including the availability of sufficient debt and equity financing on terms acceptable to the Company and certain of its principle investors, and approval by various investors in the Company. Although there can be no assurance that the proposed recapitalization will be consummated at all or without delay, the Company currently contemplates that substantially all of the Company's current outstanding indebtness will be refinanced as part of the proposed recapitalization of the Company.

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


November 15, 1999

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