Form 10-Q
period 1999-12-31
TEKNI PLEX INC
filed 2000-02-10
CIK 1039542

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to

Commission file number 333-28157

TEKNI-PLEX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3286312 (IRS Employer Identification Number)

201 Industrial Parkway Somerville, New Jersey (Address of principal executive office)	08876 (Zip Code)

(908) 722-4800

(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes       [ ]  No

TEKNI-PLEX, INC.

		Page #

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Balance Sheets as of December 31, 1999 and July 2, 1999	3

	Consolidated Statements of Operations for the six months and three months ended December 31, 1999 and January 1, 1999	4

	Consolidated Statements of Comprehensive Income for the six months and three months ended December 31, 1999 and January 1, 1999	4

	Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and January 1, 1999	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II. OTHER INFORMATION

Item 1.	Legal proceedings	15

Item 2.	Changes in securities	15

Item 3.	Defaults upon senior securities	15

Item 4.	Submission of matters to a vote of securities holders	15

Item 5.	Other information	15

Item 6.	Exhibits and reports on Form 8-K	15

TEKNI-PLEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	July 2,
	1999	1999

	(Unaudited)

ASSETS

Current:

Cash	$23,345	$22,117

Accounts receivable, net of an allowance of $1,574 and $1,662 for possible losses	60,253	96,835

Inventories	90,251	63,190

Deferred income taxes	5,700	5,900

Prepaid expenses and other current assets	9,492	3,664

Total current assets	189,041	191,706

Property, plant and equipment, net	132,498	136,953

Intangible assets, net of accumulated amortization of $37,600 and $29,581	200,945	206,140

Deferred financing costs, net of accumulated amortization of $5,556 and $4,287	18,112	19,358

Deferred income taxes	1,054	1,346

Other assets	4,070	3,933

	$545,720	$559,436

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:

Current portion of long-term debt	$6,173	$5,207

Line of credit	456	541

Accounts payable — trade	28,808	27,612

Accrued payroll and benefits	11,192	21,581

Accrued interest	9,099	7,965

Accrued liabilities — other	19,418	26,613

Income taxes payable	156	742

Total current liabilities	75,302	90,261

Long-term debt	411,474	410,646

Other liabilities	4,900	6,232

Total liabilities	491,676	507,139

Stockholder’s equity:

Common stock	—	—

Additional paid-in capital	41,075	41,075

Cumulative currency translation adjustment	(3,373)	(1,368)

Retained earnings	16,342	12,590

Total stockholder’s equity	54,044	52,297

	$545,720	$559,436

      See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited — in thousands)

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	1999	1999	1999	1999

Net sales	$102,381	$94,004	$212,307	$202,073

Cost of sales	74,883	69,126	155,804	150,104

Gross profit	27,498	24,878	56,503	51,969

Operating expenses:

Selling, general and administrative	14,846	14,558	28,988	28,518

Income from Operations	12,652	10,320	27,515	23,451

Other expenses:

Interest, net	9,914	9,399	19,539	19,006

Other	441	122	623	497

Income before provision for income taxes	2,297	799	7,353	3,948

Provision for income taxes	1,100	294	3,600	1,900

Net income	$1,197	$505	$3,753	$2,048

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net income	$1,197	$505	$3,753	$2,048
Other comprehensive income (loss), net of taxes

Foreign currency translation adjustment	(1,362)	(495)	(2,005)	1,076

Comprehensive income (loss)	$(165)	$10	$1,748	$3,124

      See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited — in thousands)

	Six Months Ended

	December 31,	January
	1999	1, 1999

Cash flows from Operating Activities:

Net income	$3,753	$2,048

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	16,712	16,294

Deferred income taxes	478	—

Changes in operating assets and liabilities:

Accounts receivable	36,499	35,301

Inventories	(27,168)	(21,617)

Prepaid expenses and other current assets	(5,960)	(593)

Income taxes	(486)	(2,436)

Accounts payable	912	(5,649)

Accrued interest	1,102	332

Accrued expenses and other liabilities	(19,556)	(17,879)

Net cash provided by Operating Activities	6,286	5,801

Cash flows from Investing Activities:

Capital expenditures	(6,212)	(4,838)

Acquisition costs	(144)	(88)

Deposits and other assets	(145)	1,924

Net cash used in Investing Activities	(6,501)	(3,002)

Cash flows from Financing Activities:

Borrowings (repayments) of long-term debt	1,551	(4,261)

Net borrowings (repayments) under line of credit	(85)	54

Debt financing costs	(23)	—

Net cash provided by (used in) Financing Activities	1,443	(4,207)

Net increase (decrease) in Cash	1,228	(1,408)

Cash, beginning of period	22,117	29,363

Cash, end of period	$23,345	$27,955

Supplemental cash flow information:

Cash paid for:
Interest	$19,978	$18,580

Income taxes	5,139	5,822

      See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

Note 1 — General

      Tekni-Plex is a global, diversified manufacturer of packaging, products, and materials for the healthcare, consumer, and food packaging industries. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company’s operations are aligned under four primary business groups: Healthcare Packaging, Products, and Materials; Consumer Packaging and Products; Food Packaging; and Specialty Resins and Compounds.

      In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 1999.

Note 2 — Inventories

      Inventories as of December 31, 1999 and July 2, 1999 are summarized as follows:

	December 31,	July 2,
	1999	1999

Raw materials	$29,763	$26,663

Work-in-process	6,414	5,282

Finished goods	54,074	31,245

	$90,251	$63,190

Note 3 — Long-Term Debt

      Long-term debt consists of the following:

	December 31,	July 2,
	1999	1999

Senior Subordinated Notes issued March 3, 1998 at 9 1/4% due March 1, 2008	$200,000	$200,000

Senior Subordinated Notes issued April 4, 1997 at 11 1/4% due April 1, 2007	75,000	75,000

Senior Debt:

Revolving line of credit, expiring March 31, 2004. At December 31, 1999, the interest rate was 9.25%	26,000	22,000

Term notes due March 31, 2004 and March 31, 2006, with interest rates at December 31, 1999 of 7.5625% and 8.0625%	109,488	111,063

Other, primarily foreign term loans, with interest rates ranging from 4 1/4% to 8.4% and maturities from 2000 to 2004	7,615	8,331

	418,103	416,394

Less: Current maturities	6,629	5,748

	$411,474	$410,646

Note 4 — Contingencies

(a)	In January 1993 and 1994, the Company’s Belgian subsidiary received income tax assessments aggregating approximately $1,874 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991.

TEKNI-PLEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $799 (32,083 Belgian francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

(b)	The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s financial position.

Note 5 — Segment Information

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

      Financial information concerning the Company’s business segments and the geographic areas in which it operates are as follows:

	Healthcare
	Packaging,	Consumer		Specialty
	Products,	Packaging	Food	Resins and
	and Materials	and Products	Packaging	Compounds	Total

Three months ended December 31, 1999

Revenues from external customers	$34,619	$28,376	$25,951	$13,435	$102,381

Interest expense	2,974	3,319	2,122	1,499	9,914

Depreciation and amortization	2,679	2,427	1,928	1,136	8,170

Income from operations	5,396	4,472	6,900	(370)	16,398

Expenditures for segment assets	202	759	1,586	374	2,921

Three months ended January 1, 1999

Revenues from external customers	$28,666	$24,393	$24,422	$16,523	$94,004

Interest expense	2,717	3,339	1,858	1,485	9,399

Depreciation and amortization	1,819	4,302	875	1,261	8,257

Income from operations	5,100	2,268	4,149	2,367	13,884

Expenditures for segment assets	513	915	1,465	311	3,204

TEKNI-PLEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

	Healthcare
	Packaging,	Consumer		Specialty
	Products,	Packaging	Food	Resins and
	and Materials	and Products	Packaging	Compounds	Total

Six months ended December 31, 1999

Revenues from external customers	$71,889	$60,802	$51,067	$28,549	$212,307

Interest expense	5,831	6,531	4,223	2,954	19,539

Depreciation and amortization	5,262	5,153	3,817	2,263	16,495

Income from operations	12,498	8,985	11,573	1,099	34,155

Expenditures for segment assets	1,081	1,663	2,764	554	6,062

Six months ended January 1, 1999

Revenues from external customers	$60,932	$56,841	$48,154	$36,146	$202,073

Interest expense	5,495	6,752	3,757	3,002	19,006

Depreciation and amortization	3,229	6,676	3,647	2,596	16,148

Income from operations	10,381	8,455	6,940	4,277	30,053

Expenditures for segment assets	1,086	1,241	2,055	382	4,764

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	1999	1999	1999	1999

Profit or Loss

Total operating profit for reportable segments before income taxes	$16,398	$13,884	$34,155	$30,053

Corporate and eliminations	(3,746)	(3,564)	(6,640)	(6,602)

	$12,652	$10,320	$27,515	$23,451

Depreciation and amortization

Segment totals	$8,170	$8,257	$16,495	$16,148

Corporate	110	(202)	217	146

Consolidated total	$8,280	$8,055	$16,712	$16,294

Expenditures for Segment Assets

Total reportable-segment expenditures	$2,921	$3,204	$6,062	$4,764

Other unallocated expenditures	101	56	150	74

Consolidated total	$3,022	$3,260	$6,212	$4,838

TEKNI-PLEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

Segment assets

	Healthcare
	Packaging,	Consumer		Specialty
	Products,	Packaging	Food	Resins and
	and Materials	and Products	Packaging	Compounds	Total

December 31, 1999	166,742	214,467	71,984	82,594	535,787

July 2, 1999	173,704	216,067	73,351	83,601	546,723

	December 31,	July 2,
	1999	1999

Total Assets

Total assets from reportable segments	$535,787	$546,723

Other unallocated amounts	9,933	12,713

Consolidated total	$545,720	$559,436

Geographic information

	Three Months Ended		Six Months Ended

	December 31,	January 1,	December 31,	January 1,
	1999	1999	1999	1999

Revenues

United States	$91,904	$84,533	$191,943	$182,074

International	10,477	9,471	20,364	19,999

Total	$102,381	$94,004	$212,307	$202,073

	December 31,	July 2,
	1999	1999

Long-lived Assets

United States	$329,004	$339,409

International	27,675	28,321

Total	$356,679	$367,730

TEKNI-PLEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

Note 6 — Supplemental Condensed Consolidating Financial Statements

CONSOLIDATED STATEMENT OF EARNINGS

(Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999

				Non-
	Total	Issuer	Guarantors	Guarantors

Net sales	$102,381	$32,045	$59,859	$10,477

Cost of sales	74,883	23,523	43,951	7,409

Gross profit	27,498	8,522	15,908	3,068

Operating expenses:

Selling, General and administrative	14,846	11,693	1,828	1,325

Income from operations	12,652	(3,171)	14,080	1,743

Interest expense (income), net	9,914	9,951	120	(157)

Other expense (income)	441	20	(294)	715

Income (loss) before provision for income taxes	2,297	(13,142)	14,254	1,185

Provision for income taxes	1,100	(6,465)	6,995	570

Net income (loss)	$1,197	$(6,677)	$7,259	$615

FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

				Non-
	Total	Issuer	Guarantors	Guarantors

Net sales	$212,307	$72,659	$119,284	$20,364

Cost of sales	155,804	51,402	90,285	14,117

Gross profit	56,503	21,257	28,999	6,247

Operating expenses:

Selling, General and administrative	28,988	20,758	5,782	2,448

Income from operations	27,515	499	23,217	3,799

Interest expense (income), net	19,539	19,655	36	(152)

Other expense (income)	623	114	(580)	1,089

Income (loss) before provision for income taxes	7,353	(19,270)	23,761	2,862

Provision for income taxes	3,600	(9,500)	11,700	1,400

Net income (loss)	$3,753	$(9,770)	$12,061	$1,462

TEKNI-PLEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands)

CONDENSED CONSOLIDATED BALANCE SHEET — AT DECEMBER 31, 1999

(Unaudited)

					Non-
	Total	Eliminations	Issuer	Guarantors	Guarantors

Current assets	$189,041	$—	$39,522	$119,192	$30,327

Property, plant and equipment, net	132,498	—	40,148	77,654	14,696

Intangible assets	200,945	—	45,395	154,147	1,403

Investment in subsidiaries	—	(380,690)	380,690	—	—

Deferred financing costs, net	18,112	—	17,713	170	229

Other long-term assets	5,124	(116,796)	67,647	42,926	11,347

Total assets	$545,720	$(497,486)	$591,115	$394,089	$58,002

Current liabilities	$75,302	$—	$26,185	$35,784	$13,333

Long-term debt	411,474	—	405,463	—	6,011

Other long-term liabilities	4,900	(116,796)	98,021	4,487	19,188

Total liabilities	491,676	(116,796)	529,669	40,271	38,532

Additional paid-in capital	41,075	(312,408)	41,076	296,766	15,641

Retained earnings	16,342	(68,282)	20,370	57,052	7,202

Cumulative currency translation adjustment	(3,373)	—	—	—	(3,373)

Total equity	54,044	(380,690)	61,446	353,818	19,470

Total liabilities and equity	$545,720	$(497,486)	$591,115	$394,089	$58,002

CONDENSED CONSOLIDATED BALANCE SHEET — AT JULY 2, 1999

					Non-
	Total	Eliminations	Issuer	Guarantors	Guarantors

Current assets	$191,706	$—	$45,967	$117,689	$28,050

Property, plant and equipment, net	136,953	—	44,507	77,132	15,314

Intangible assets	206,140	—	68,073	136,639	1,428

Investment in subsidiaries	—	(367,167)	367,167	—	—

Deferred financing costs, net	19,358	—	19,257	(128)	229

Deferred taxes	1,346	—	1,346	—	—

Other long-term assets	3,933	(132,685)	89,222	36,046	11,350

Total assets	$559,436	$(499,852)	$635,539	$367,378	$56,371

Current liabilities	$90,261	$—	$52,551	$26,868	$10,842

Long-term debt	410,646	—	404,288	—	6,358

Other long-term liabilities	6,232	(132,685)	119,759	—	19,158

Total liabilities	507,139	(132,685)	576,598	26,868	36,358

Additional paid-in capital	41,075	(312,408)	41,095	296,747	15,641

Retained earnings	12,590	(54,759)	17,846	43,763	5,740

Cumulative currency translation adjustment	(1,368)	—	—	—	(1,368)

Total equity	52,297	(367,167)	58,941	340,510	20,013

Total liabilities and equity	$559,436	$(499,852)	$635,539	$367,378	$56,371

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Second quarter of Fiscal 2000 Compared with the second quarter of Fiscal 1999

      Net Sales increased to $102.4 million for the three months ended December 31, 1999 from $94.0 million for the three months ended January 1, 1999. This represents an increase of $8.4 million or 8.9%. The increase in sales over the same period in the prior year is due primarily to the acquisition of Tri-Seal International in January 1999 and Natvar in April 1999, increases in selling prices, and growth in the Healthcare Packaging, Products, and Materials and the Consumer Packaging and Products segments, offset by factors related to the restructuring of acquired operations. These factors include primarily the elimination in fiscal 2000 of low-margin sales in certain acquired businesses, and to a lesser extent the elimination of sales to Natvar, which became intercompany transfers after the acquisition. The level of growth for the second quarter of fiscal 2000 may not be indicative of future operations.

      Cost of Sales increased to $74.9 million for the three months ended December 31, 1999 from $69.1 million for the three months ended January 1, 1999. Expressed as a percentage of net sales, cost of sales decreased to 73.1% for the three months ended December 31, 1999 from 73.5% for the three months ended January 1, 1999. The decrease in cost of sales as a percentage of net sales was due primarily to efficiencies achieved in operations acquired with the purchase of PureTec, partially offset by higher raw material costs.

      Gross Profit as a result, increased to $27.5 million or 26.9% of net sales for the three months ended December 31, 1999, from $24.9 million or 26.5% of net sales for the three months ended January 1, 1999.

      Selling, general and administrative expense increased slightly to $14.8 million or 14.5% of net sales for the three months ended December 31, 1999, from $14.6 million or 15.5% of net sales for the three months ended January 1, 1999. The decrease in selling, general and administrative expense as a percentage of net sales was due primarily to higher net sales for the current quarter.

      Operating profit increased to $12.7 million or 12.4% of net sales for the three months ended December 31, 1999, from $10.3 million or 11.0% of net sales for the three months ended January 1, 1999, for the reasons discussed above.

      Interest expense increased to $9.9 million or 9.7% of net sales for the three months ended December 31, 1999, from $9.4 million or 10.0% of net sales for the same period in the prior year. This is due primarily to an increase in the revolving line of credit incurred to acquire Tri-Seal International and Natvar, as well as higher interest rates.

      Provision for income taxes increased to $1.1 million or 1.1% of net sales for the three months ended December 31, 1999, from $0.3 million or 0.3% of net sales for the same period in the prior year. The Company’s effective tax rate was 47.9% for the three months ended December 31, 1999 compared to 36.8% for the same period in the prior year. The increase in the effective tax rate between periods is due primarily to adjustments made in the prior year’s quarter that were intended to more accurately reflect the annualized rate of income tax.

      Net income increased to $1.2 million or 1.2% of net sales for the three months ended December 31, 1999, from $0.5 million or 0.5% of net sales for the same period in the prior year, for the reasons discussed above.

  First six months of Fiscal 2000 Compared with the first six months of Fiscal 1999

      Net Sales increased to $212.3 million for the six months ended December 31, 1999 from $202.1 million for the six months ended January 1, 1999. This represents an increase of $10.2 million or 5.1%. The increase in sales over the same period in the prior year is due primarily to the acquisition of Tri-Seal International in January 1999 and Natvar in April 1999, increases in selling prices, and growth in the Healthcare Packaging, Products, and Materials and the Consumer Packaging and Products segments, offset by factors related to the restructuring of acquired operations. These factors include primarily the elimination in fiscal 2000 of low-margin sales in certain acquired businesses, and to a lesser extent the elimination of sales to Natvar, which became intercompany transfers after the acquisition. The level of growth for the first six months of fiscal 2000 may not be indicative of future operations.

      Cost of Sales increased to $155.8 million for the six months ended December 31, 1999 from $150.1 million for the six months ended January 1, 1999. Expressed as a percentage of net sales, cost of sales decreased to 73.4% for the six months ended December 31, 1999 from 74.3% for the six months ended January 1, 1999. The decrease in cost of sales as a percentage of net sales was due primarily to efficiencies achieved in operations acquired with the purchase of PureTec, partially offset by higher raw material costs.

      Gross Profit as a result, increased to $56.5 million or 26.6% of net sales for the six months ended December 31, 1999, from $52.0 million or 25.7% of net sales for the six months ended January 1, 1999.

      Selling, general and administrative expense increased slightly to $29.0 million or 13.7% of net sales for the six months ended December 31, 1999, from $28.5 million or 14.1% of net sales for the six months ended January 1, 1999. The decrease in selling, general and administrative expense as a percentage of net sales was due primarily to higher net sales for the current period.

      Operating profit increased to $27.5 million or 13.0% of net sales for the six months ended December 31, 1999, from $23.5 million or 11.6% of net sales for the six months ended January 1, 1999, for the reasons discussed above.

      Interest expense increased to $19.5 million or 9.2% of net sales for the six months ended December 31, 1999, from $19.0 million or 9.4% of net sales for the same period in the prior year. This is due primarily to an increase in the revolving line of credit incurred to acquire Tri-Seal International and Natvar, as well as higher interest rates.

      Provision for income taxes increased to $3.6 million or 1.7% of net sales for the six months ended December 31, 1999, from $1.9 million or 0.9% of net sales for the same period in the prior year. The Company’s effective tax rate was 49.0% for the six months ended December 31, 1999 compared to 48.1% for the same period in the prior year.

      Net income increased to $3.8 million or 1.8% of net sales for the six months ended December 31, 1999, from $2.0 million or 1.0% of net sales for the same period in the prior year, for the reasons discussed above.

Liquidity and Capital Resources

      For the six months ended December 31, 1999, net cash provided by operating activities was $6.3 million compared to $5.8 million for the same period in the prior year. This was due primarily to an increase in net income. Various year-over-year changes in operating assets and liabilities are due to generally offsetting timing differences.

      Working capital at December 31, 1999 was $113.7 million compared to $101.4 million at July 2, 1999. The increase in working capital was due primarily to decreases in accrued expenses. Offsetting changes in accounts receivable and inventories are normal seasonal differences related primarily to the Consumer Packaging and Products segment.

      As of December 31, 1999 the Company had an outstanding balance of $26.0 million under the $90 million revolving credit line of the existing credit facility. This is an increase of $4.0 million from the outstanding balance as of July 2, 1999, due primarily to normal seasonal requirements of the Consumer Packaging and Products segment.

      The Company’s capital expenditures for the six months ended December 31, 1999 and January 1, 1999 were $6.2 million, and $4.8 million respectively. Management expects that annual capital expenditures will increase from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

      Apart from acquisitions, the Company’s principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds from the credit facility will be sufficient to meet the Company’s expected debt service requirements, planned capital expenditures, and operating needs. However, there can be no assurance that sufficient funds will be available from operations or borrowings under the credit facility to meet the

Company’s cash needs to the extent management anticipates. The credit facility will provide the Company with the increased flexibility to make capital expenditures and acquisitions that management believes will provide an attractive return on investment. To the extent the Company pursues future acquisitions, the Company may be required to obtain additional financing. There can be no assurance that it will be able to obtain such financing in amounts and on terms acceptable to it.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

      The Company is subject to market risk inherent in certain debt instruments. At December 31, 1999, the principal amount of the Company’s aggregate outstanding variable rate indebtedness was $136.0 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.6 million on the Company’s after-tax earnings and cash flows, assuming the Company’s current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company’s after-tax earnings and cash flows, in a similar proportion.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Securities holders

      Not applicable

Item 5. Other Information

      In order to provide liquidity to certain investors in the Company’s sole stockholder, the Company has decided to pursue a recapitalization of the Company. The Company currently anticipates completing the recapitalization before the end of fiscal year 2000. The recapitalization is subject to various contingencies, including the availability of sufficient debt and equity financing on terms acceptable to the Company and certain of its principal investors, and approval by various investors in the Company. Although there can be no assurance that the proposed recapitalization will be consummated at all or without delay, the Company currently contemplates that substantially all of the Company’s current outstanding indebtedness will be refinanced as part of the proposed recapitalization of the Company.

Item 6. Exhibits and Reports on Form 8-K

      (a)  Exhibit 27 — Financial Data Schedule

      (b)  Reports on Form 8-K

           None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNI-PLEX, INC.

February 9, 2000

By:	/s/ F. PATRICK SMITH

_______________________________________ F. Patrick Smith
Chairman of the Board and
Chief Executive Officer

By:	/s/ KENNETH W.R. BAKER

_______________________________________ Kenneth W. R. Baker
President and Chief Operating Officer
and Principal Accounting and Financial Officer