Form 10-Q
period 2000-03-31
TEKNI PLEX INC
filed 2000-05-12
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

                                TEKNI-PLEX, INC.


                                                                                             Page #
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 31, 2000
                and July 2, 1999...........................................................      3

           Consolidated Statements of Operations for the nine months and three
               months ended March 31, 2000 and April 2, 1999...............................      4

           Consolidated Statements of Comprehensive Income for the nine months
               and three months ended March 31, 2000 and April 2, 1999.....................      4

           Consolidated Statements of Cash Flows for the nine months
           ended March 31, 2000 and April 2, 1999..........................................      5

         Notes to Consolidated Financial Statements........................................      6-13

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF Operations..............................................     14-16

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................     16

PART II. OTHER INFORMATION

               Item 1.     Legal proceedings...............................................     17

               Item 2.     Changes in securities...........................................     17

               Item 3.     Defaults upon senior securities.................................     17

               Item 4.     Submission of matters to a vote of securities holders...........     17

               Item 5.     Other information...............................................     17

               Item 6.     Exhibits and reports on Form 8-K................................     17

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      MARCH 31, 2000    July 2, 1999
                                                        (UNAUDITED)
                                                      --------------    ------------
ASSETS
CURRENT:
   Cash                                                  $  17,960        $  22,117
   Accounts receivable, net of an allowance of
     $1,691 and $1,662 for possible losses                  90,740           96,835
   Inventories                                             102,019           63,190
   Deferred income taxes                                     5,700            5,900
   Prepaid expenses and other current assets                 8,866            3,664
                                                         ---------        ---------
         TOTAL CURRENT ASSETS                              225,285          191,706

PROPERTY, PLANT AND EQUIPMENT, NET                         134,245          136,953
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $41,570 AND $29,581                                  197,044          206,140
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $6,192 AND $4,287                        17,495           19,358
DEFERRED INCOME TAXES                                        1,139            1,346
OTHER ASSETS                                                 3,945            3,933
                                                         ---------        ---------

                                                         $ 579,153        $ 559,436
                                                         =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                     $   6,549        $   5,207
   Line of credit                                              375              541
   Accounts payable - trade                                 29,085           27,612
   Accrued payroll and benefits                             12,495           21,581
   Accrued interest                                          6,557            7,965
   Accrued liabilities - other                              17,253           26,613
   Income taxes payable                                      4,168              742
                                                         ---------        ---------
         TOTAL CURRENT LIABILITIES                          76,482           90,261

LONG-TERM DEBT                                             437,812          410,646
OTHER LIABILITIES                                            4,844            6,232
                                                         ---------        ---------
         TOTAL LIABILITIES                                 519,138          507,139
                                                         ---------        ---------

STOCKHOLDER'S EQUITY:
   Common stock                                                 --               --
   Additional paid-in capital                               41,075           41,075
   Cumulative currency translation adjustment               (4,424)          (1,368)
   Retained earnings                                        23,364           12,590
                                                         ---------        ---------
         TOTAL STOCKHOLDER'S EQUITY                         60,015           52,297
                                                         ---------        ---------

                                                         $ 579,153        $ 559,436
                                                         =========        =========


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three months ended                 Nine months ended
                                                                MARCH 31,       April 2,         MARCH 31,         April 2,
                                                                 2000             1999             2000             1999
                                                               ---------        ---------        ---------        ---------


NET SALES                                                      $ 138,872        $ 129,754        $ 351,179        $ 331,827
COST OF SALES                                                    100,878           92,074          256,682          242,178
                                                               ---------        ---------        ---------        ---------
      GROSS PROFIT                                                37,994           37,680           94,497           89,649
OPERATING EXPENSES:
   Selling, general and administrative                            14,006           16,407           42,994           44,925
                                                               ---------        ---------        ---------        ---------
      INCOME FROM OPERATIONS                                      23,988           21,273           51,503           44,724
OTHER EXPENSES:
   Interest, net                                                 (10,184)          (9,860)         (29,723)         (28,866)
   Other                                                             (84)            (164)            (707)            (661)
                                                               ---------        ---------        ---------        ---------

 INCOME BEFORE PROVISION FOR INCOME TAXES                         13,720           11,249           21,073           15,197
PROVISION FOR INCOME TAXES                                         6,700            5,400           10,300            7,300
                                                               ---------        ---------        ---------        ---------
NET INCOME                                                     $   7,020        $   5,849        $  10,773        $   7,897
                                                               =========        =========        =========        =========

                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME                                                     $   7,020        $   5,849        $  10,773        $   7,897
OTHER COMPREHENSIVE INCOME (LOSS), NET OF
   TAXES
   Foreign currency translation adjustment                        (1,051)          (1,509)          (3,056)            (433)
                                                               ---------        ---------        ---------        ---------
COMPREHENSIVE INCOME (LOSS)                                    $   5,969        $   4,340        $   7,717        $   7,464
                                                               =========        =========        =========        =========



          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                              Nine months ended
                                                                        MARCH 31, 2000    April 2, 1999
                                                                        --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $ 10,773          $  7,897
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
        Depreciation and amortization                                       24,735            24,966
        Deferred income taxes                                                  386               177
   Changes in operating assets and liabilities:
         Accounts receivable                                                 5,742             5,948
         Inventories                                                       (39,403)          (23,208)
         Prepaid expenses and other current assets                          (5,278)            2,013
         Income taxes                                                        3,426            (1,729)
         Accounts payable                                                    1,019            (9,379)
         Accrued interest                                                   (1,410)           (6,400)
         Accrued expenses and other liabilities                            (20,546)          (11,429)
                                                                          --------          --------
                NET CASH USED IN OPERATING ACTIVITIES                      (20,556)          (11,144)
                                                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                              (11,176)           (9,976)
         Acquisition costs                                                    (193)          (17,571)
         Deposits and other assets                                            (336)            1,746
                                                                          --------          --------
           NET CASH USED IN INVESTING ACTIVITIES                           (11,705)          (25,801)
                                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings (repayments) of long-term debt                           28,312            19,754
        Net borrowings (repayments) under line of credit                      (166)               53
        Debt financing costs                                                   (42)               --
                                                                          --------          --------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                   28,104            19,807
                                                                          --------          --------

NET DECREASE IN CASH                                                        (4,157)          (17,138)
CASH, BEGINNING OF PERIOD                                                   22,117            29,363
                                                                          --------          --------
CASH, END OF PERIOD                                                       $ 17,960          $ 12,225
                                                                          --------          --------

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                       $ 32,859          $ 28,191
                                                                          --------          --------
           Income taxes                                                      6,624             7,119
                                                                          --------          --------

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



NOTE 2 - INVENTORIES

Inventories as of March 31, 2000 and July 2, 1999 are summarized as follows:


                                                 MARCH 31, 2000            July 2, 1999
                                                 ---------------           -------------
                Raw materials                          $ 33,963                $ 26,663
                Work-in-process                           7,404                   5,282
                Finished goods                           60,652                  31,245
                                                      ---------                --------
                                                      $ 102,019                $ 63,190
                                                      ---------                --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                        MARCH 31, 2000             July 2, 1999
                                                        --------------             ------------
Senior Subordinated Notes issued March 3, 1998 at
9-1/4% due March 1, 2008                                  $200,000                    $200,000
Senior Subordinated Notes issued April 4, 1997 at
11-1/4% due April 1, 2007                                   75,000                      75,000
Senior Debt:
   Revolving line of credit, expiring March 31,
   2004.  At March 31, 2000, the interest rate was          54,000                      22,000
   7.75% and 9.75%
   Term notes due March 31, 2004 and March 31,
   2006, with interest rates at December 31, 1999          108,700                     111,063
   of 7.75% and 8.25%

Other, primarily foreign term loans, with interest
rates ranging from 4 -1/4% to 8.4% and maturities            7,036                       8,331
from 2000 to 2004
                                                          --------                    --------
                                                           444,736                     416,394
Less: Current maturities                                     6,924                       5,748
                                                          --------                    --------
                                                          $437,812                    $410,646
                                                          --------                    --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 4 - CONTINGENCIES

       (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,782 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $760 (32,083 Belgian Francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

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

Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                         Healthcare
                                         Packaging,         Consumer                              Specialty
                                         Products,          Packaging                             Resins and
                                       and Materials       and Products      Food Packaging        Compounds            TOTAL
                                       -------------       ------------      --------------       ----------           --------
Three months ended
March 31, 2000
Revenues from external
    customers                             $ 41,805           $ 54,964           $ 27,582            $ 14,521           $138,872
Interest expense                             2,864              3,608              2,160               1,552             10,184
Depreciation and
    amortization                             2,578              2,597              1,560               1,173              7,908
Income from operations                       8,631             11,175              6,217                 187             26,210
Expenditures for segment
    assets                                   1,907                852              1,263                 642              4,664
                                          --------           --------           --------            --------           --------

Three months ended
April 2, 1999
Revenues from external
    customers                             $ 36,083           $ 51,424           $ 26,784            $ 15,463           $129,754
Interest expense                             2,958              3,303              2,110               1,489              9,860
Depreciation and
    amortization                             2,198              3,014              2,313               1,337              8,862
Income from operations                       7,586             10,495              7,295               1,376             26,752
Expenditures for segment
    assets                                   2,146              1,495                925                 293              4,859
                                          --------           --------           --------            --------           --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                                        Healthcare
                                        Packaging,           Consumer                              Specialty
                                         Products,          Packaging                             Resins and
                                       and Materials       and Products      Food Packaging        Compounds            TOTAL
                                       -------------       ------------      --------------       ----------           --------

Nine months ended
March 31, 2000
Revenues from external
    customers                            $ 113,694          $ 115,766           $ 78,649            $ 43,070           $351,179
Interest expense                             8,695             10,139              6,383               4,506             29,723
Depreciation and
    amortization                             7,840              7,750              5,377               3,436             24,403
Income from operations                      21,129             20,160             17,790               1,286             60,365
Expenditures for segment
    assets                                   2,988              2,515              4,027               1,196             10,726
                                          --------           --------           --------            --------           --------

Nine months ended
April 2, 1999
Revenues from external
    customers                             $ 97,015          $ 108,265           $ 74,938            $ 51,609           $331,827
Interest expense                             8,453             10,055              5,867               4,491             28,866
Depreciation and
    amortization                             5,398              9,486              5,960               3,933             24,777
Income from operations                      17,967             18,950             14,235               5,653             56,805
Expenditures for segment
    assets                                   3,247              2,906              2,980                 675              9,808
                                          --------           --------           --------            --------           --------

                                               Three months ended               Nine months ended
                                            MARCH 31,       April 2,        MARCH 31,       April 2,
                                              2000            1999            2000            1999
                                            --------        --------        --------        --------
PROFIT OR LOSS
Total operating profit for reportable
     segments before income taxes           $ 26,210        $ 26,752        $ 60,365        $ 56,805
Corporate and eliminations                    (2,222)         (5,479)         (8,862)        (12,081)
                                            --------        --------        --------        --------
                                            $ 23,988        $ 21,273        $ 51,503        $ 44,724
                                            ========        ========        ========        ========

DEPRECIATION AND AMORTIZATION
Segment totals                              $  7,908        $  8,862        $ 24,403        $ 24,777
Corporate                                        115              43             332             189
                                            ========        ========        ========        ========
     Consolidated total                     $  8,023        $  8,905        $ 24,735        $ 24,966
                                            ========        ========        ========        ========

EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures       $  4,664        $  4,859        $ 10,726        $  9,808
Other unallocated expenditures                   300              94             450             168
                                            --------        --------        --------        --------
     Consolidated total                     $  4,964        $  4,953        $ 11,176        $  9,976
                                            ========        ========        ========        ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


SEGMENT ASSETS

                                        Healthcare
                                        Packaging,           Consumer                              Specialty
                                         Products,          Packaging                              Resins and
                                      and Materials       and Products     Food Packaging           Compounds           TOTAL
                                      -------------       ------------     --------------          -----------         --------

March 31, 2000                             170,340            237,618             74,627              88,450            571,035

July 2, 1999                               173,704            216,067             73,351              83,601            546,723
                                           -------            -------             ------              ------            -------



                                                                                          MARCH 31, 2000              July 2, 1999
                                                                                          --------------              ------------
TOTAL ASSETS
Total assets from reportable segments                                                        $ 571,035                 $ 546,723
Other unallocated amounts                                                                        8,118                    12,713
                                                                                             ---------                 ---------
     Consolidated total                                                                      $ 579,153                 $ 559,436
                                                                                             =========                 =========


GEOGRAPHIC INFORMATION

                     Three months ended              Nine months ended
                    MARCH 31,      April 2,       MARCH 31,      April 2,
                      2000           1999           2000           1999
                    --------       --------       --------       --------
REVENUES
United States       $124,912       $117,590       $316,855       $299,664
International         13,960         12,164         34,324         32,163
                    --------       --------       --------       --------
   Total            $138,872       $129,754       $351,179       $331,827
                    ========       ========       ========       ========



                                                    MARCH 31, 2000              July 2, 1999
                                                    --------------              ------------
LONG-LIVED ASSETS
United States                                          $ 326,465                 $ 339,409
International                                             27,403                    28,321
                                                       =========                 =========
   Total                                               $ 353,868                 $ 367,730
                                                       =========                 =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)

                    For the three months ended March 31, 2000

                                                                                                  Non-
                                                 TOTAL            Issuer        Guarantors      Guarantors
                                                ---------        --------       ----------      ----------
Net sales                                       $ 138,872        $ 38,233        $ 86,679        $ 13,960
Cost of sales                                     100,878          27,180          64,490           9,208
                                                ---------        --------        --------        --------
Gross profit                                       37,994          11,053          22,189           4,752
Operating expenses:
   Selling, general and administrative             14,006           7,589           5,294           1,123
                                                ---------        --------        --------        --------
Income from operations                             23,988           3,464          16,895           3,629
Interest income (expense), net                    (10,184)        (10,269)             (8)             93
Other income (expense)                                (84)           (232)            288            (140)
                                                ---------        --------        --------        --------
Income (loss) before provision for income
  taxes                                            13,720          (7,037)         17,175           3,582
Provision for income taxes                          6,700          (3,400)          8,300           1,800
                                                ---------        --------        --------        --------
Net income (loss)                               $   7,020        $ (3,637)       $  8,875        $  1,782
                                                =========        ========        ========        ========



                    For the nine months ended March 31, 2000

                                                                                                     Non-
                                                 TOTAL            Issuer         Guarantors       Guarantors
                                                ---------        ---------       -----------      ----------
Net sales                                       $ 351,179        $ 110,892        $ 205,963        $ 34,324
Cost of sales                                     256,682           78,582          154,775          23,325
                                                ---------        ---------        ---------        --------
Gross profit                                       94,497           32,310           51,188          10,999
Operating expenses:
   Selling, general and administrative             42,994           28,347           11,076           3,571
                                                ---------        ---------        ---------        --------
Income from operations                             51,503            3,963           40,112           7,428
Interest income (expense), net                    (29,723)         (29,924)             (44)            245
Other income (expense)                               (707)            (346)             868          (1,229)
                                                ---------        ---------        ---------        --------
Income (loss) before provision for income
  taxes                                            21,073          (26,307)          40,936           6,444
Provision for income taxes                         10,300          (12,900)          20,000           3,200
                                                ---------        ---------        ---------        --------
Net income (loss)                               $  10,773        $ (13,407)       $  20,936        $  3,244
                                                =========        =========        =========        ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


            Condensed Consolidated Balance Sheet - at March 31, 2000
                                   (Unaudited)

                                                                                                                   Non-
                                                   TOTAL         Eliminations       Issuer       Guarantors     Guarantors
                                                 ---------       ------------      --------      ----------     -----------
Current assets                                   $ 225,285        $      --        $ 48,813       $141,358       $ 35,114
Property, plant and equipment, net                 134,245               --          41,395         78,364         14,486
Intangible assets                                  197,044               --          41,499        154,142          1,403
Investment in subsidiaries                              --         (391,347)        391,347             --             --
Deferred financing costs, net                       17,495               --          17,096            212            187
Other long-term assets                               5,084         (112,819)         81,748         24,828         11,327
                                                 ---------        ---------        --------       --------       --------
   Total assets                                  $ 579,153        $(504,166)       $621,898       $398,904       $ 62,517
                                                 =========        =========        ========       ========       ========


Current liabilities                              $  76,482        $      --        $ 28,960       $ 31,753       $ 15,769
Long-term debt                                     437,812               --         432,050             --          5,762
Other long-term liabilities                          4,844         (112,819)         92,422          4,456         20,785
                                                 ---------        ---------        --------       --------       --------
   Total liabilities                               519,138         (112,819)        553,432         36,209         42,316
                                                 ---------        ---------        --------       --------       --------

Additional paid-in capital                          41,075         (312,408)         41,076        296,766         15,641
Retained earnings                                   23,364          (78,939)         27,390         65,929          8,984
Cumulative currency translation adjustment          (4,424)              --              --             --         (4,424)
                                                 ---------        ---------        --------       --------       --------
   Total equity                                     60,015         (391,347)         68,466        362,695         20,201
                                                 ---------        ---------        --------       --------       --------

Total liabilities and equity                     $ 579,153        $(504,166)       $621,898       $398,904       $ 62,517
                                                 =========        =========        ========       ========       ========


             Condensed Consolidated Balance Sheet - at July 2, 1999

                                                                                                                   Non-
                                                   Total         Eliminations       Issuer       Guarantors     Guarantors
                                                 ---------       ------------      --------      ----------     -----------

Current assets                                   $ 191,706        $      --        $ 45,967       $ 117,689        $ 28,050
Property, plant and equipment, net                 136,953               --          44,507          77,132          15,314
Intangible assets                                  206,140               --          68,073         136,639           1,428
Investment in subsidiaries                              --         (367,167)        367,167              --              --
Deferred financing costs, net                       19,358               --          19,257            (128)            229
Deferred taxes                                       1,346               --           1,346              --              --
Other long-term assets                               3,933         (132,685)         89,222          36,046          11,350
                                                 ---------        ---------        --------       ---------        --------
   Total assets                                  $ 559,436        $(499,852)       $635,539       $ 367,378        $ 56,371
                                                 =========        =========        ========       =========        ========


Current liabilities                              $  90,261        $      --        $ 52,551       $  26,868        $ 10,842
Long-term debt                                     410,646               --         404,288              --           6,358
Other long-term liabilities                          6,232         (132,685)        119,759              --          19,158
                                                 ---------        ---------        --------       ---------        --------
   Total liabilities                               507,139         (132,685)        576,598          26,868          36,358
                                                 ---------        ---------        --------       ---------        --------

Additional paid-in capital                          41,075         (312,408)         41,095         296,747          15,641
Retained earnings                                   12,590          (54,759)         17,846          43,763           5,740
Cumulative currency translation adjustment          (1,368)              --              --              --          (1,368)
                                                 ---------        ---------        --------       ---------        --------
   Total equity                                     52,297         (367,167)         58,941         340,510          20,013
                                                 ---------        ---------        --------       ---------        --------

Total liabilities and equity                     $ 559,436        $(499,852)       $635,539       $ 367,378        $ 56,371
                                                 =========        =========        ========       =========        ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2000 COMPARED WITH THE THIRD  QUARTER OF FISCAL 1999

Net Sales increased to $138.9 million for the three months ended March 31, 2000 from $129.8 million for the three months ended April 2, 1999. This represents an increase of $9.1 million or 7.0%. The increase was due primarily to the acquisition of Tri-Seal International in January 1999 and Natvar in April 1999, and growth in the Consumer Packaging and Products business segment. The increase from these factors was partially offset by actions related to the restructuring of acquired operations such as the elimination in fiscal 2000 of low-margin sales in certain acquired businesses.

Cost of Sales increased to $100.9 million for the three months ended March 31, 2000 from $92.1 million for the three months ended April 2, 1999. Expressed as a percentage of net sales, cost of sales increased to 72.6% for the three months ended March 31, 2000 from 71.0% for the three months ended April 2, 1999. The primary cause of the increase was higher raw material costs. While the Company passes on most of these cost increases to its customers, there is usually a time lag between receiving a material cost increase and passing this cost through in the form of higher selling prices. The time lag problem is aggravated in the Consumer Packaging and Products segment where prices to customers in garden hose, which is the largest business unit in that segment, are set in the fall of the year for the following twelve months.

Gross Profit, as a result, increased to $38.0 million for the three months ended March 31, 2000 from $37.7 million for the three months ended April 2, 1999. Expressed as a ratio to net sales, gross profit declined from 29.0% in the three months ended April 2, 1999 to 27.4% in the three months ended March 31, 2000.

Selling, general, and administrative expense declined to $14.0 million or 10.1% of net sales for the three months ended March 31, 2000 from $16.4 million or 12.6% of net sales for the three months ended April 2, 1999 due to efficiencies realized from integration of the Tri-Seal and Natvar operations, and to adjustments to certain benefits accruals.

Operating profit increased to $24.0 million or 17.3% of net sales for the three months ended March 31, 2000 from $21.3 million or 16.4% of net sales for the three months ended April 2, 1999, for the reasons discussed above.

Interest expense increased moderately to $10.2 million or 7.3% of net sales for the three months ended March 31, 2000 from $9.9 million or 7.6% of net sales for the same period in the prior year. This was due primarily to an increase in the revolving line of credit incurred to acquire Tri-Seal International and Natvar, higher interest rates, and an increase in inventories in Consumer Packaging and Products to support the higher sales in that business segment.

Provision for income taxes increased to $6.7 million or 4.8% of net sales for the three months ended March 31, 2000 from $5.4 million or 4.2% of net sales for the same period in the prior year. The Company's effective tax rate was 48.8% for the three months ended March 31, 2000 compared to 48.0% for the same period in the prior year.

Net income increased to $7.0 million or 5.1% of net sales for the three months ended March 31, 2000 from $5.8 million or 4.5% of net sales for the same period in the prior year, for the reasons discussed above.

FIRST NINE MONTHS OF FISCAL 2000 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 1999

Net Sales increased to $351.2 million for the nine months ended March 31, 2000 from $331.8 million for the nine months ended April 2, 1999. This represented an increase of $19.4 million or 5.8%. The increase was due primarily to the acquisition of Tri-Seal International in January 1999 and Natvar in April 1999, and growth in the Consumer, Healthcare, and Food business segments. The increase from these factors was partially offset by actions related to the restructuring of acquired operations such as the elimination in fiscal 2000 of low-margin sales in certain acquired businesses.

Cost of Sales increased to $256.7 million for the nine months ended March 31, 2000 from $242.2 million for the nine months ended April 2, 1999. Expressed as a percentage of net sales, cost of sales was stable at 73.1% for the nine months ended March 31, 2000 versus 73.0% for the first nine months ended April 2, 1999. The primary cause of the increase was higher raw materials costs in the nine months ended March 31, 2000 from the nine months ended April 2, 1999.

Gross Profit, as a result, increased to $94.5 million for the nine months ended March 31, 2000 from $89.6 million for the nine months ended April 2, 1999, and the ratio of gross profit to net sales remained stable at 26.9% of net sales for the nine months ended March 31, 2000 compared with 27.0% for the nine months ended April 2, 1999.

Selling, general, and administrative expense declined to $43.0 million for the nine months ended March 31, 2000 from $44.9 million for the nine months ended April 2,1999. As a ratio to net sales, selling, general, and administrative expense declined to 12.2% for the nine months ended March 31, 2000 from 13.5% for the nine months ended April 2, 1999 due to higher sales for the current period and efficiencies realized from integration of the Tri-Seal and Natvar operations.

Operating profit increased to $51.5 million or 14.7% of net sales for the nine months ended March 31, 2000 from $44.7 million or 13.5% for the nine months ended April 2, 1999 for the reasons discussed above.

Interest expense increased to $29.7 million or 8.5% of net sales for the nine months ended March 31, 2000 from $28.9 million or 8.7% of net sales for the same period in the prior year due primarily to an increase in the revolving line of credit incurred to acquire Tri-Seal International and Natvar and to higher interest rates.

Provision for income taxes increased to $10.3 million or 2.9% of net sales for the nine months ended March 31, 2000 from $7.3 million or 2.2% of net sales for the same period in the prior year. The Company's effective tax rate was 48.9% for the nine months ended March 31, 2000 compared to 48.0% for the same period in the prior year.

Net income increased to $10.8 million or 3.1% of net sales for the nine months ended March 31, 2000 from $7.9 million or 2.4% of net sales for the same period in the prior year, for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2000, net cash used by operating activities was $20.6 million compared to $11.1 million for the same period in the prior year for an increased usage of $9.4 million. The increase was due to higher inventories in Consumer Packaging and Products to accommodate a higher sales level in that business segment, and a reduction in accrued expenses and liabilities. Various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

Working capital at March 31, 2000 was $148.8 million compared to $101.4 million at July 2, 1999. The increase was due primarily to higher inventories in Consumer Packaging and Products to support the increased level of sales and the highly seasonal nature of that business segment. Approximately 75% of the annual sales in garden hose, which is the largest business unit in that segment, occur in the spring and early summer months.

As of March 31, 2000, the Company had an outstanding balance of $54.0 million under the $90 million revolving credit line of the existing credit facility. This was an increase of $32.0 million from the outstanding balance as of July 2, 1999, and was due primarily to normal seasonal requirements of the Consumer Packaging and Products business segment.

The Company's capital expenditures for the nine months ended March 31, 2000 and April 2, 1999 were $11.2 million, and $10.0 million, respectively. Management expects that annual capital expenditures will increase somewhat from historical levels during the next few years as the Company makes improvements in the recently acquired operations.

Apart from acquisitions, the Company's principal uses of cash will be debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds from the credit facility will be sufficient to meet the Company's expected debt service requirements, planned capital expenditures, and operating needs. However, there can be no assurance that sufficient funds will be available from operations or borrowings under the credit facility to meet the Company's cash needs to the extent management anticipates. The credit facility will provide the Company with the increased flexibility to make capital expenditures and acquisitions that management believes will provide an attractive return on investment. To the extent the Company pursues future acquisitions, the Company may be required to obtain additional financing. There can be no assurance that it will be able to obtain such financing in amounts and on terms acceptable to it.



ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At March 31, 2000, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $162.7 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.9 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows, in a similar proportion.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holders

         Not applicable

Item 5.  Other Information

         In order to provide liquidity to certain investors in the Company's sole stockholder, the Company has agreed to pursue a recapitalization of the Company. The Company currently anticipates completing the recapitalization before the end of fiscal year 2000. The recapitalization is subject to various contingencies, including the availability of sufficient debt and equity financing on terms acceptable to the Company and certain of its principal investors, and approval by various investors in the Company. Although there can be no assurance that the proposed recapitalization will be consummated at all or without delay, the Company currently contemplates that substantially all of the Company's current outstanding indebtedness will be refinanced as part of the proposed recapitalization of the Company.

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


May 12, 2000

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