Form 10-K
period 2000-06-30
TEKNI PLEX INC
filed 2000-09-28
CIK 1039542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                         -----------------------------

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                        Commission File Number 333-28157


                                Tekni-Plex, Inc.
                                ----------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                     22-3286312
------------------------------                         -------------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of stock as of the latest practicable date. None
                                         ----

Documents Incorporated by Reference: See Index to Exhibits.

Item 1. BUSINESS

INTRODUCTION

       We were founded as a Delaware corporation in 1967 to acquire the General Felt Products division of Standard Packaging Corporation. At that time, we were located in Brooklyn, NY, where we produced laminated closure (cap) liners primarily for the pharmaceutical and food industries. Over the years, we have built a reputation for solving difficult packaging problems and providing customers with high quality, advanced packaging materials. In 1970, we built an additional manufacturing facility in Somerville, New Jersey, diversifying into the business of producing polystyrene foam trays for the poultry processing industry. The Somerville facility serves as the current headquarters of the Company.

       In March 1994, Tekni-Plex was acquired by Dr. F. Patrick Smith and MST/TP Partners, our controlling shareholder at that time Dr. Smith was elected Chief Executive Officer. In April 1994, Mr. Kenneth W.R. Baker was appointed Chief Operating Officer. At that time, the principal product lines consisted of clear, high-barrier laminations for pharmaceutical blister packaging (which we refer to as clear blister packaging); closure liners, primarily for pharmaceutical end-uses; and foam processor trays primarily for the poultry industry.

       In December 1995, Tekni-Plex acquired the Flemington, NJ, plant and business of Hargro Flexible Packaging Corporation. At that time, the Flemington plant produced packaging materials primarily for pharmaceutical products such as transdermal patches, sutures, iodine and alcohol swabs, aspirin and other physician samples. We relocated the Brooklyn equipment and business into the Flemington facility during 1996. The synergistic result of having complementary technologies in one location created a combined operation with considerably higher efficiencies and lower costs than the sum of the stand-alone operations.

       In February 1996, we expanded our food packaging business by completing our acquisition of Dolco Packaging Corp., a publicly-traded $81 million foam products company that was nearly twice the size of Tekni-Plex. Dolco had been in the business of producing foam packaging products, primarily egg cartons, since the 1960s. In August 1997, Dolco, which had been a wholly owned subsidiary of Tekni-Plex, was merged into Tekni-Plex.

       In July 1997, we acquired the business and operating facility of PurePlast Inc. of Cambridge, Ontario, Canada. PurePlast produced calendered polyvinyl chloride (vinyl) sheet primarily for food and electronics packaging applications. Following the acquisition, we developed proprietary formulations of vinyl sheet for vertical integration into our clear blister packaging business and for sale directly to our global pharmaceutical customers.

       In March 1998, we acquired PureTec Corporation, a publicly-traded company with annual sales of $315 million. PureTec is a leading manufacturer of plastic packaging, products, and materials primarily for the healthcare and consumer markets. PureTec's core products include garden and irrigation hose, precision tubing and gaskets primarily for the aerosol packaging industry, vinyl medical tubing, and vinyl compounds for the production of medical devices. PureTec is a wholly owned subsidiary of Tekni-Plex.

       In January 1999, we acquired substantially all the assets of Tri-Seal International, Inc., a leading manufacturer of sophisticated extruded and coextruded cap liners and seals. The Tri-Seal operations have been integrated with our closure liner business.

       In April 1999, we acquired substantially all the assets of Natvar, Inc., a leading producer of disposable medical tubing. As with Tri-Seal, the Natvar acquisition was intended to strengthen our existing core business and expand our product offerings. The Natvar operation has been integrated into our medical tubing business.

       In June 2000, we completed a recapitalization of Tekni-Plex. As part of the recapitalization, MST/TP Partners (the holders of a majority of our common stock prior to the recapitalization) and certain other investors sold most of their interests, and a group of new investors contributed an aggregate of $167 million in new equity, and agreed to contribute up to $103 million in additional equity over the next five years. All members of management maintained 100% of their interests in the Company. Also, Tekni-Plex entered into a new credit agreement, issued $275 million in new senior subordinated notes, and repaid the debt that existed prior to the recapitalization.

DESCRIPTION OF BUSINESS

       We are a global, diversified manufacturer of packaging, products, and materials for the healthcare, consumer, and food packaging industries. We have built a leadership position in our core markets, and focus on vertically integrated production of highly specialized products. Our operations are aligned under four primary business groups: Healthcare Packaging, Products, and Materials; Consumer Packaging and Products; Food Packaging; and Specialty Resins and Compounds. Our end market and product line diversity has the effect of reducing overall risk related to any single product or customer. Representative product lines in each group are listed below:

-----------------------------------------------------------------------------------------------
    HEALTHCARE PACKAGING,       CONSUMER PACKAGING     FOOD PACKAGING       SPECIALTY RESINS
   PRODUCTS, AND MATERIALS         AND PRODUCTS                              AND COMPOUNDS
-----------------------------------------------------------------------------------------------
Pharmaceutical packaging        Precision tubing     Foamed egg cartons   Specialty PVC
                                and gaskets                               resins

Medical tubing                  Garden and           Poultry and meat     Recycled PET resins
                                irrigation hose      processor trays
                                products

Medical device materials        Pool hose products   Agricultural foam    General purpose PVC
                                                     packaging            compounds
-----------------------------------------------------------------------------------------------


HEALTHCARE PACKAGING, PRODUCTS, AND MATERIALS

Pharmaceutical Packaging

       Our pharmaceutical packaging product line includes flexible, semi-rigid, and rigid packaging films, coated films, co-extrusions, and laminations.

       We believe that we are a market leader for clear, high-barrier laminations for pharmaceutical blister packaging. These packaging materials are used for fast-acting pharmaceuticals that are generally highly reactive to moisture. Transparent, high-barrier blister packaging is primarily used to protect drugs from moisture vapor infiltration or desiccation. Blister packaging is the preferred packaging form when dispenser handling can affect shelf life or drug efficacy, or when unit dose packaging is needed. Unit dose packaging is being used to improve patient compliance with regard to dosage regimen, and has been identified as the packaging form of choice in addressing child safety aspects of drug packaging. The advantages of transparent blisters, as opposed to opaque foil-based materials manufactured by various competitors, include the ability to visually inspect the contents of the blister and to present the product with maximum confidence.

       We believe the flexible and semi-rigid plastic packaging segment of the pharmaceutical packaging industry is growing at a faster rate than the non-plastics segments because of the generally lower package cost and broader range of functional characteristics of plastic packaging. As a result, the technologies used to manufacture plastic packaging materials continue to develop at a faster pace than those used in the more mature paper, glass, and metal products.

       Our high-barrier, blister packaging is sold to major pharmaceutical companies (or their designated contract packagers). We market our full pharmaceutical product line directly on a worldwide basis, and have assembled a global network of sales and marketing personnel on six continents.

       In the clear blister packaging market, we have two principal competitors worldwide with resources equal to or greater than ours. However, we believe that neither of these competitors has the breadth of product offering to match ours, and that this differentiation is significant as viewed by the pharmaceutical industry. Also, the high manufacturing and audit compliance standards imposed by the pharmaceutical companies on their suppliers provide a significant barrier to the entry of new competitors. Entry barriers also arise due to the lengthy and stringent approval process required by pharmaceutical companies. Since approval requires that the drug be tested while packaged in the same packaging materials intended for commercial use, changing materials after approval risks renewed scrutiny by the FDA. The packaging materials for pharmaceutical applications also require special documentation of material sources and uses within the manufacturing process as well as heightened quality assurance measures.

       Tekni-Plex is also a leading producer of sophisticated extruded, coextruded and laminated cap liners and seals, known as closure liners, for glass and plastic bottles. Closure liners perfect the seal between a container and its closure, for example, between a bottle and its cap. The liner material has become an integral part of the container/closure package. Without the gasketing effect of the liner, most container/closure packages would not be secure enough to protect the contents from contamination or loss of product efficacy.

       We sell these products through our direct sales force primarily to packagers of pharmaceutical, healthcare and food products. We have two principal competitors in North America but also compete with several smaller companies having substantially smaller market shares. However, as a result of the Tri-Seal acquisition, we believe that we offer the widest range of liner materials in the industry. We remain competitive by focusing on product quality and performance and prompt delivery.

Medical Tubing

       We are a leading non-captive supplier of vinyl medical tubing in North America and Europe. We specialize in high-quality, close tolerance tubing for various surgical procedures and related medical applications. These applications include intravenous ("IV") therapy, hemodialysis therapy, cardio-vascular procedures such as coronary bypass surgery, suction and aspiration products, and urinary drainage and catheter products. New medical tubing products we have developed include microbore tubing and silicone substitute formulations. Microbore tubing can be used to regulate the delivery of critical intravenous fluids without the need for more expensive drip control devices. Medical professionals can precisely control the drug delivery speed simply by selecting the proper (color-coded) diameter tube, thereby improving accuracy and reducing cost. More importantly, as home healthcare trends continue, the use of microbore tubing will help eliminate critical dosage errors on the part of the non-professional caregiver or the patient.

       We manufacture medical tubing using proprietary plastic extrusion processes. The primary raw materials are proprietary compounds, which we produce. Our medical tubing is sold primarily to manufacturers of medical devices that are packaged specifically for specific surgical procedures and related medical applications. We sell our products through direct salespeople. We remain competitive by focusing on product quality and performance and prompt delivery.

Medical Device Materials

       We believe that we are a leading non-captive producer of high quality vinyl compounds for use in the medical industry. Our chemists work closely with customers to develop compounds that address their specific requirements. Through this custom work, we have introduced a number of breakthroughs to the medical device industry by developing formulations with unique physical characteristics. For example, we recently developed a new family of flexible vinyl compounds designed to replace silicone rubber in a variety of medical tubing and commercial applications.

       These medical-grade materials are sold to leading manufacturers of medical devices and equipment. They are also sold to producers of tubing and, to some extent, to producers of closures for the food and beverage industry. We sell these compounds in worldwide markets directly through our salespeople.

       The market for medical-grade vinyl compounds is highly specialized, and we have two smaller, but significant competitors. For more than 30 years, we have been supplying these specialized vinyl compounds for FDA-regulated applications. We believe that we compete effectively based on product quality and performance and prompt delivery.

CONSUMER PACKAGING AND PRODUCTS

Precision Tubing and Gaskets


       Our precision tubing and gaskets product line is sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments. Sales to the aerosol valve and dispenser pump industries consist primarily of dip tubes, which transmit the contents of a dispenser can to the nozzle, and specialized molded or punched rubber-based valve gaskets that serve to control the release of the product from the container. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens. These products are sold throughout the United States and Europe, as well as selected worldwide markets. Sales are made through our direct sales force. We believe that we are a leading precision tubing extruder in North America and the leading supplier of aerosol valve and dispenser pump gaskets worldwide.

       Our precision tubing products are manufactured at extremely high speeds while holding to precise tolerances. The process enhancements that allow simultaneous high speed and precision are proprietary to us. The precision gasket products, which we have manufactured for over fifty years, are produced using proprietary formulations. These formulations are designed to provide consistent functional performance throughout the entire shelf life of the product by incorporating chemical resistance characteristics appropriate to the fluid being packaged. For example, we have developed unique formulations that virtually eliminate contamination of the products packaged in spray dispensers. This has greatly expanded the use of these dispensers for personal hygiene products, foods, and fragrances. We have also developed proprietary methods for achieving extremely accurate thickness control, superior surface finish, and the elimination of internal imperfections prevalent in other processing methods.

       The principal competitive pressure in this product line is the possibility of customers switching to internal production, i.e., vertical integration. To counteract this possibility, the Company focuses on product quality, cost reduction, prompt delivery, technical service and functional innovation.

Garden and Irrigation Hose Products

       We believe that we are a leading producer of garden hose in the United States. We have produced garden hose and related products for fifty years. We are vertically integrated and produce the primary components of our garden hoses ourselves, including proprietary material formulations and brass couplings. Innovations have included the patented Colorite(R) Evenflow(R) design and ultra high quality product lines that utilize medical-grade plastics. We also manufacture specialty hose products such as air hose and irrigation, or "soaker" hose.

       We sell these products primarily through our direct salespeople and also through independent representatives. Both private label and brand-name products are sold to the retail market, primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Our customers include some of the fastest growing and the most widely respected retail chains in North America. Our market strategy is to provide a complete line of innovative, high-quality products along with superior customer service.

       The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality tends to have an impact on the Company's financial results from quarter to quarter.


FOOD PACKAGING

       The Food Packaging group produces primarily thermoformed foam polystyrene packaging products such as egg cartons and processor trays for the poultry and meat industries. We believe that we are the leading manufacturer of foam egg cartons in the United States and also a leading supplier of processor trays to the poultry industry.

       Thermoformed foam polystyrene packaging has been the material of choice for food packaging cartons and trays for many years. In terms of economic and functional characteristics, foamed polystyrene products offer a combination of high strength, minimum material content and superior moisture barrier performance. Foamed polystyrene products also offer greater dimensional consistency that enhances the high speed mechanical feeding of cartons and trays into automated package filling operations. We sell these products through our direct sales force.

       Within the polystyrene foam processor tray market, we compete principally with two large competitors, both of whom have financial resources greater than ours, and who, together, control the largest share of this market. In the egg packaging market, our primary competitor manufactures pulp-based egg cartons. We believe, that we compete effectively based on product quality and performance and prompt delivery.


SPECIALTY RESINS AND COMPOUNDS

Specialty Vinyl Resins

       Tekni-Plex manufactures specialty vinyl resins, with an annual production capacity of approximately 100 million pounds. We employ specialized technology to produce dispersion, blending, and copolymer suspension resins for use by suppliers to a variety of industries, including floor covering, automotive sealants and adhesives, coil coatings, plastisol and medical device compounding, and vinyl packaging.

       We sell these products through our direct sales force as well as through independent sales representatives. We compete with a number of large chemical companies offering greater breadth of products. However, we believe that we are building a relatively unique position in the specialty resins market by offering customized products for niche markets that the larger producers do not serve. We provide individual customer service and the highest standards of quality.

PATENTS AND TRADEMARKS

       The Company seeks to protect its proprietary know-how through the application of patent and trademark laws. However, in the opinion of management, none of its patents or trademarks are material to its operations.

RESEARCH AND DEVELOPMENT

       The Company employs certain professionals who, along with other responsibilities, are engaged in research relating to the development of new products and to the improvement of existing products and processes. The Company works closely with certain clients to develop and improve certain products and product lines. Our product development efforts are typically either funded by clients or such costs are absorbed in the Company's manufacturing cost of sales, and therefore are not reflected as research and development expense.

SALES, MARKETING AND CUSTOMERS

       Excluding customer service representatives, as of June 30, 2000, we had a total of approximately 51 direct sales and marketing personnel covering both our domestic and international businesses. There were also approximately 153 commissioned independent sales representatives (not direct employees of Tekni-Plex) providing additional coverage.

       Overall customer concentration is low, with our largest single customer, Wal-Mart, acccounting for approximately 10% of total sales and no other customer accounting for 10% or more of total sales.

MANUFACTURING

       As of June 30, 2000 we had 32 strategically located manufacturing facilities throughout North America and Europe, totaling over 3,000,000 square feet of floor space.

       We utilize many proprietary material formulations throughout our operations. These formulations provide superior processing and end-product performance characteristics, giving us a competitive edge across many of our businesses. Typically, these proprietary material formulations are protected by trade secret rather than through patents. We believe this is a more effective approach to maintaining our competitive edge.

       We utilize many proprietary, highly efficient manufacturing processes, developed by our own engineering staffs throughout our operations. These processes allow us to make products with superior dimensional tolerances at higher speeds with lower waste factors than our competitors.

       Our various business units share technological information regarding process and material formulation improvements routinely, and actively seek new synergistic applications for newly developed technologies throughout our company.

RAW MATERIALS

       We purchase raw materials from several sources that differ for each product line. We use commodity petrochemicals, primarily polyvinyl chloride, polystyrene, vinyl chloride monomer, polypropylene and polyethylene. All of these materials are widely available from numerous sources and we currently purchase them from multiple suppliers. This diversity of raw material suppliers, as well as the availability of alternative suppliers, has the effect of reducing our overall risk related to any one supplier. One exception is Aclar(R), a key raw material used in manufacturing our clear blister packaging materials. We currently have a long-term contract for Aclar(R) with Honeywell, the sole manufacturer and supplier of Aclar(R). To the extent that our supply of this raw material is hindered, we would substitute alternative materials. There has never been a significant disruption of the supply of this material in our 32 years of manufacturing this product line.

       In the past we have generally been able to pass on raw materials cost increases to customers on a relatively timely basis. The exception has been our garden hose products, the prices for which are typically set annually in advance of each season. To the extent that raw material costs increase more than anticipated, these additional costs generally cannot be passed on until the following season.

INTELLECTUAL PROPERTY

       We primarily rely on confidentiality agreements contained in our employment applications and the restriction of access to our plants and confidential information to safeguard our proprietary technology. Although we also file and register patents and trademarks, we do not believe that any of our patents or trademarks is material to our operations.

EMPLOYEES

       As of June 30, 2000, the Company employed approximately 2,900 full-time employees. Approximately 30% of all employees are represented by various collective bargaining agreements that expire between October 18, 2000 and July 31, 2003. Of these, 35 employees at one of our facilities are represented by an agreement that expires October 18, 2000. We do not anticipate any difficulties with extending that agreement.

Item 2. FACILITIES

       We believe that our facilities are suitable and have sufficient productive capacity for our current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of our offices and facilities, all of which are owned unless otherwise indicated.



                                                                                 APPROXIMATE
LOCATION                       FUNCTION                                          SQUARE FEET
--------                       --------                                          -----------
Somerville, New Jersey         Corporate Headquarters; Manufactures                 172,000
                               food packaging and healthcare packaging

Auburn, Maine (5)              Specialty resins                                      24,000

Belfast, Northern Ireland      Healthcare materials                                  55,000

Blauvelt, New York (8)         Healthcare packaging                                  56,400

Burlington, New Jersey         Specialty resins                                     107,000

Cambridge, Ontario             Healthcare packaging                                  25,000

City of Industry,              Healthcare products                                  110,000
California (5)

Clayton, North Carolina        Healthcare products                                   76,000

Clinton, Illinois              Consumer packaging                                    62,500

Dallas, Texas  (1)             Food packaging                                       139,000

Dalton, Georgia                Healthcare products                                   40,000

Decatur, Indiana               Food packaging                                       187,000

Decatur, Indiana  (1)          Warehouse                                              3,750

East Farmingdale, New York (2) Specialty resins                                      50,000

Erembodegem                    Consumer packaging and                                99,100
(Aalst), Belgium               healthcare products

Flemington, New Jersey         Healthcare packaging                                 145,000

Lakewood, Colorado (2)         Healthcare products                                   17,300

Lawrenceville, Georgia         Food packaging                                       150,000

Lawrenceville, Georgia  (1)    Warehouse                                             31,700

Livonia, Michigan (4)          Specialty resins                                      60,000

McKenzie, Tennessee            Consumer products                                     20,000

Milan (Gaggiano), Italy (7)    Consumer packaging                                    14,100

Milan (Gaggiano), Italy        Consumer packaging                                    25,800

Milan (Rosate), Italy  (3)     Consumer packaging                                    24,000

Mississauga, Ontario (6)       Consumer products                                    100,000

Piscataway, New Jersey (3)     Compounds                                            150,000

Ridgefield, New Jersey         Consumer products and                                328,000
                               healthcare materials

Ridgefield, New Jersey (3)     Warehouse                                             70,000

Rockaway, New Jersey           Consumer packaging                                    98,600

Schaumburg, Illinois (9)       Consumer packaging                                    58,000

Schiller Park, Illinois        Consumer packaging                                    20,000

Sparks, Nevada (3)             Consumer products and                                248,000
                               healthcare materials

Tonawanda, New York (2)        Consumer products                                     32,000

Waco, Texas                    Consumer products                                    104,600

Wenatchee, Washington          Food packaging                                        97,000

Wenatchee, Washington  (4)     Warehouse                                             26,200


(Years relate to calendar years)
    (1) Leased on a month-to-month basis.
    (2) Lease expires in 2001.
    (3) Lease expires in 2002.
    (4) Lease expires in 2003.
    (5) Lease expires in 2004.
    (6) Lease expires in 2005.
    (7) Lease expires in 2006.
    (8) Lease expires in 2008.
    (9) Lease expires in 2019.


Item 3. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

       We are regularly involved in legal proceedings arising in the ordinary course of business, none of which are currently expected to have a material adverse effect on our businesses, financial condition or results of operation.

       Like similar companies, our facilities, operations and properties are subject to foreign, federal, state, provincial and local laws and regulations relating to, among other things, emissions to air, discharges to water, the generation, handling, storage, transportation and disposal of hazardous and nonhazardous materials and wastes and the health and safety of employees. We maintain a primary commitment to employee health and safety, and environmental responsibility. Our intention and policy are to be at all times a responsible corporate citizen.

       We are not aware of any environmental proceedings that are likely to have a material adverse effect on our consolidated financial position or results of operations. Also, in our opinion, no such proceedings nor compliance with federal, state and local environmental laws and regulations will require material capital expenditures for environmental control facilities in the foreseeable future.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        Not Applicable.


Item 6. SELECTED FINANCIAL DATA

                             (Dollars in thousands)

       The following table sets forth our selected historical consolidated financial information and has been derived from and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, which appear elsewhere herein.

                                                                                YEARS ENDED
                                                                                -----------
                                                   JUN. 28,       JUN. 27,         JULY 3,        JULY 2,         JUN. 30,
                                                     1996           1997            1998           1999            2000
                                                     ----           ----            ----           ----            ----
INCOME STATEMENT DATA:
Net sales                                          $  80,917     $ 144,736      $ 309,597      $ 489,237       $ 506,828
Cost of goods sold                                    62,335       107,007        232,499        358,293         376,491
Gross profit                                          18,582        37,729         77,098        130,944         130,337
Selling, general and administrative expenses          10,339        15,886         39,220         62,534          58,343
Income from operations                                 8,243        21,843         37,878         68,410          71,994
Interest expense, net                                  5,816         8,094         19,682         38,977          38,447
Other  expense                                           469           646            415            286           4,705
Pre-tax income before extraordinary item               1,958        13,103         17,781         29,147          28,842
Income tax provision                                     982         4,675          9,112         14,150          14,436
Income before extraordinary item                         976         8,428          8,669         14,997          14,406
Extraordinary item (loss) (c) (d)                         --       (20,666)            --             --         (35,374)
Net income (loss)                                  $     976     $ (12,238)     $   8,669      $  14,997       $ (20,968)
BALANCE SHEET DATA (at period end):
Working capital                                    $  11,660     $  25,950      $  84,897      $ 101,445       $ 145,879
Total Assets                                         121,770       129,029        539,279        559,436         574,789
Total debt (including current portion)                70,436        75,000        401,905        416,394         651,593
Stockholders' equity (deficit)                        24,162        30,397         38,673         52,297        (149,150)
OTHER FINANCIAL DATA:
EBITDA (a) (b)                                     $  14,157     $  30,223      $  54,479      $ 101,681       $ 104,595
EBITDA margin (a)                                       17.5%         20.9%          17.6%          20.8%           20.6%
Depreciation and amortization                      $   6,821     $   9,551      $  17,249      $  35,343       $  34,748
Capital expenditures                                   2,275         3,934          7,283         12,950          16,258
Cash flows:
From operations                                        6,568        19,537         29,009         38,794           9,485
From investing                                       (49,522)       (6,273)      (310,672)       (58,089)        (16,905)
From financing                                        43,669        (3,217)       299,926         12,057          (1,687)


       (a) EBITDA is defined as net income before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of EBITDA may not be comparable to similar measures reported by other companies. EBITDA margin is calculated as the ratio of EBITDA to net sales for the period. For fiscal 1996, amortization included $522 related to the write off of prior unamortized debt costs.

       (b) EBITDA for fiscal 2000 includes $4.1 million of non-recurring costs associated with our recapitalization.

       (c) Net loss for the year ended June 27, 1997, includes an extraordinary loss comprised of (i) a prepayment penalty of $1.2 million and the write-off of deferred financing costs and debt discount of $3.4 million, net of the combined tax benefit of $1.8 million, and (ii) a loss of $17.8 million on the repurchase of redeemable warrants.

       (d) Net loss for the year ended June 30, 2000 includes an extraordinary loss of approximately $35.4 million. The extraordinary loss is comprised of prepayment penalties and other interest costs of $39.3 million, the write-off of deferred financing costs of $16.7 million and other fees of $1.3 million, net of a tax benefit of $21.9 million.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

       You should read the following discussion and analysis in conjunction with the "Selected Historical Financial Information" and the Financial Statements included elsewhere in this Annual Report. The table below sets forth, for the periods indicated, selected operating data as a percentage of net sales.

                         SELECTED FINANCIAL INFORMATION
                            (Percentage of net sales)

                                                                         YEAR ENDED
                                                       ------------------------------------------------
                                                       JULY 3, 1998     JULY 2, 1999     JUNE 30, 2000
                                                       ------------------------------------------------
Net sales.............................................    100.0%          100.0%             100.0%
Cost of sales.........................................     75.1            73.2               74.3
Gross profit..........................................     24.9            26.8               25.7
Selling, general and administrative expenses..........     12.7            12.8               11.5
Income from operations................................     12.2            14.0               14.2
Interest expense......................................      6.4             8.0                7.6
Provision for income taxes............................      2.9             2.9                2.8
Income before extraordinary item......................      2.8             3.1                2.8
Extraordinary item (loss).............................      ---             ---               (7.0)
Net income (loss).....................................      2.8             3.1               (4.1)
Depreciation and amortization.........................      5.6             7.2                6.9
EBITDA................................................     17.6            20.8               20.6

       EBITDA is defined as net income before interest, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. In addition, this measure of EBITDA may not be comparable to similar measures reported by other companies. EBITDA margin is calculated as the ratio of EBITDA to net sales for the period.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JULY 2, 1999

       Net Sales, increased to $506.8 million for the year ended June 30, 2000 from $489.2 million for the year ended July 2, 1999, representing an increase of $17.6 million or 3.6%. The increased sales occurred primarily in our Healthcare and Food business segments and in our European Consumer operations. These increases were partially offset by decreases in the Specialty Resins and Compounding business segment, which continues its restructuring process of developing new, differentiated product lines. Fiscal 2000 sales were also negatively affected by the impact of an unusually wet spring and early summer on our garden hose business.

       Cost of Goods Sold, increased to $376.5 million for the year ended June 30, 2000 from $358.3 million for the year ended July 2, 1999. Expressed as a percentage of net sales, cost of goods sold increased to 74.3% for the year ended June 30, 2000 from 73.2% for the year ended July 2, 1999. The increase in cost of goods sold as a percentage of net sales was primarily due to higher resin costs, which escalated rapidly throughout fiscal year 2000. Our garden hose business competes in the seasonal retail marketplace, where prices are negotiated well in advance of the selling season. As such, we are unable to pass through unanticipated resin cost increases affecting our garden hose business during that season, and the timing of any pass through of cost increases falls to the following selling season.

       Gross Profit, as a result, was virtually unchanged for the fiscal year ended June 30, 2000 at $130.3 million compared to $130.9 million in the fiscal year ended July 2, 1999. The ratio of gross profit to net sales, therefore, decreased to 25.7% for fiscal year 2000 from 26.8% in fiscal year 1999.

       Selling, General and Administrative Expenses, decreased to $58.3 million in the fiscal year ended June 30, 2000 from $62.5 million in the fiscal year July 2, 1999. The resultant ratios to net sales decreased to 11.5% from 12.8%, respectively. Primary reasons for the reduction were a decrease in administrative costs and completion of our programs to integrate prior year acquisitions into our operations.

       Income from Operations, as a result of the above, increased to $72.0 million or 14.2% of sales in the fiscal year ended June 30, 2000 from $68.4 million or 14.0% for the fiscal year ended July 2, 1999.

       Other Expenses, in the fiscal year ended June 30, 2000 included about $4.1 million of non-recurring costs as a result of our recapitalization program completed near the end of June 2000.

       Interest Expense, was $38.4 million for the fiscal year ended June 30, 2000, down slightly from $39.0 million in the prior year. Average monthly usage and interest rates were roughly the same in both years. Interest expense as a ratio to net sales declined in fiscal year 2000 to 7.6% from 8.0% in the prior year. The large increase in total debt at the end of fiscal year 2000 compared to the end of fiscal year 1999, result from our recapitalization completed
June 21, 2000, had little impact on interest expense for the year ending June 30, 2000, but will increase in the future.

       Provision for Income Taxes increased slightly to $14.4 million in the fiscal year ended June 30, 2000, from $14.2 million in the fiscal year ended July 2, 1999. Accordingly, the ratio of the provision for income taxes to net sales fell to 2.8% from 2.9%, respectively. Our effective tax rate was 50.1% for the fiscal year ended June 30, 2000 compared with 48.5% for the fiscal year ended July 2, 1999. The difference between the two years was primarily a function of tax carryover credits in the fiscal year ending July 2, 1999, and a greater contribution to pretax income by our European operations in fiscal year 2000 than in fiscal year 1999.

       Extraordinary Expense Net of Income Tax, of $35.4 million in the fiscal year ended June 30, 2000 represented the costs of refinancing the old Senior Subordinated Notes and bank debt with new Senior Subordinated Notes and bank debt as part of our recapitalization in June 2000.

       Net Income (loss), for the fiscal year ending June 30, 2000 showed a loss of ($21.0) million or (4.1)% of net sales due to the extraordinary loss net of applicable taxes and non-recurring costs of the recapitalization which totaled about $39.5 million. We showed a net profit in the fiscal year ending July 2, 1999 of $15.0 million or 3.1% of net sales.

       Depreciation and Amortization decreased slightly to $34.7 million for the year ended June 30, 2000 from $35.3 million for the year ended July 2, 1999. Expressed as a percentage of net sales, depreciation and amortization decreased to 6.9% for the year ended June 30, 2000 from 7.2% for the same period in 1999.

       EBITDA, adjusted for $4.1 million in non-recurring costs of the recapitalization, increased to $104.6 million or 20.6% of net sales for the year ended June 30, 2000, from $101.7 million or 20.8% of net sales for the same period in 1999 for the same reasons discussed above.

FOR THE YEAR ENDED JULY 2, 1999 COMPARED WITH THE YEAR ENDED JULY 3, 1998

       Net Sales for the year ended July 2, 1999 were $489.2 million, a 58.0% increase over net sales of $309.6 million for the year ended July 3, 1998. The increase was due primarily to our acquisition of PureTec in March 1998, and, to a lesser extent, our acquisition of Tri-Seal in January, 1999 and Natvar in April, 1999. The year-over-year change related to the impact of these acquisitions amounted to $184.4 million. This increase was partially offset by the elimination in fiscal 1999 of certain low-margin sales related to the restructuring of acquired operations.

       Cost of Sales, increased to $358.3 million for the year ended July 2, 1999, of which $121.3 million was due to the acquired operations discussed above, from $232.5 million for the year ended July 3, 1998. Expressed as a percentage of net sales, cost of goods sold decreased to 73.2% for the year ended July 2, 1999 from 75.1% for the same period in 1998. The decrease in cost of goods sold as a percentage of net sales was due primarily to efficiencies achieved in operations acquired with the purchase of PureTec, and lower raw material costs.

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

       Income from Operations increased to $68.4 million or 14.0% of net sales for the year ended July 2, 1999, from $37.9 million or 12.2% for the same period in 1998, for the reasons discussed above.

       Interest expense increased to $39.0 million or 8.0% of net sales for the year ended July 2, 1999, from $19.7 million or 6.4% of net sales for the same period in 1998 due primarily to an issuance of new bonds and notes to acquire PureTec. We also borrowed under our revolving line of credit in fiscal 1999 to fund the purchase of Tri-Seal and Natvar.

       Provision for income taxes increased to $14.2 million or 2.9% of net sales for the year ended July 2, 1999, from $9.1 million or 2.9% for the same period in 1998. Our effective tax rate was 48.5% for the year ended July 2, 1999 compared to 51.2% for the same period in 1998. The decrease between periods is due primarily to the use of tax carryover credits.

       Net income increased to $15.0 million or 3.1% of net sales for the year ended July 2, 1999, from $8.7 million or 2.8% of net sales for the same period in 1998, for the reasons discussed above.

       Depreciation and Amortization increased to $35.3 million for the year ended July 2, 1999 from $17.2 million for the year ended July 3, 1998. Expressed as a percentage of net sales, depreciation and amortization increased to 7.2% for the year ended July 2, 1999 from 5.6% for the same period in 1998. The increase in depreciation and amortization as a percentage of net sales was due to the effect of the full year of the PureTec acquisition and the acquisition of Natvar and Tri-Seal during 1999.

LIQUIDITY AND CAPITAL RESOURCES

       For the year ended June 30, 2000, net cash provided by operating activities was $9.5 million compared to $38.8 million for the same period in the prior year for an increased usage of $29.3 million. The increase was due to higher inventories in Consumer Packaging and Products to accommodate a higher anticipated sales level in that business segment, a reduction in accrued expenses and liabilities, and the effect of non-recurring costs associated with our recapitalization. Various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

       Working capital at June 30, 2000 was $145.9 million compared to $101.4 million at July 2, 1999. The increase was primarily due to higher inventory levels in our Consumer Packaging and Products business segment and higher refundable income taxes for the year ended June 30, 2000. Approximately 75% of the annual sales in garden hose, which is the largest business unit in the Consumer Packaging and Products segment, normally occur in the spring and early summer months.

       As of June 30, 2000, we had an outstanding balance of $30.0 million under the $100.0 million revolving credit line of the existing credit facility. This was an increase of $8.0 million from the outstanding balance as of July 2, 1999, and was due primarily to higher inventory levels of our Consumer Packaging and Products business segment.

       The aggregate amount of funds required to be paid by us for the recapitalization was $693.2 million. The financing for the recapitalization was provided by the offering of the new Senior Subordinated Notes, the new credit facility and new equity contributions by Tekni-Plex Partners.

       In April 1997, we issued $75.0 million aggregate principal amount of 11 1/4% notes, and in March 1998, we issued $200.0 million aggregate principal amount of 9 1/4% notes. As part of the recapitalization, we purchased all of the outstanding 9 1/4% notes and 99.97% of the outstanding principal amount of the 11 1/4% notes.

       In addition, as part of the recapitalization, we entered into a new credit facility consisting of a $100.0 million A term loan maturing in 2006, a $244.0 million B term loan maturing in 2008 and a $100.0 million revolving credit facility maturing in 2006. The new revolving credit facility replaced our $90.0 million prior revolving credit facility. As of June 30, 2000 and July 2, 1999, there were outstanding balances of $30.0 million and $22.0 million, respectively, under the respective credit facility. Borrowings under the term loan will be subject to annual amortization, payable in quarterly installments.

       As of June 30, 2000, there was $70 million undrawn and available under the new revolving credit facility to fund ongoing general corporate and working capital requirements. In addition, as part of the recapitalization, our new equity investors agreed to contribute to Tekni-Plex Partners $269.4 million in the aggregate, of which $167 million has been contributed and used to purchase interests of certain previous Tekni-Plex investors, Tekni-Plex Management LLC. The managing member of Tekni-Plex Partners, may for at least five years call upon the remainder of the commitment, $102.4 million, for our future use for general corporate purposes, including acquisitions.

       Apart from acquisitions, our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the year ended June 30, 2000 and July 2, 1999 were $16.3 million and $13.0 million, respectively.

       Management believes that cash generated from operations plus funds from the new credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we cannot assure you that sufficient funds will be available from operations or borrowings under the new credit facility to meet our anticipated cash needs. To the extent we pursue future acquisitions, we may be required to obtain additional financing. We cannot assure you that we will be able to obtain such financing in amounts and on terms acceptable to us. The terms of the notes and the new credit facility each include various covenants that limit our ability to incur additional debt.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, SFAS 133, as amended by SFAS 137, is effective for our 2001 fiscal year. SFAS 133 does not apply to us since we do not currently have hedging activities.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. We are in the process of evaluating the accounting requirements of SAB 101 and do not expect that this standard will have an effect on our financial position, results of operations or cash flows.

INFLATION

       During fiscal year 2000, we have contended with rising raw material prices. We believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not Applicable

Item 8. FINANCIAL STATEMENTS

        The financial statements commence on Page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


       Our current directors and executive officers are listed below. Each director is elected at the annual meeting of the stockholders of Tekni-Plex to serve a one year term until the next annual meeting or until a successor is elected and qualified, or until his earlier resignation. Each executive officer holds his office until a successor is chosen and qualified or until his earlier resignation or removal. Pursuant to our by-laws, we indemnify our officers and directors to the fullest extent permitted by the General Corporation Law of the State of Delaware and our certificate of incorporation.

       The board of directors is composed of six directors. A nominating committee composed of Dr. Smith and Mr. Cronin designate two directors, Dr. Smith designates three members of management as directors, and the last director is designated by Mr. Cronin. Directors may only be removed for cause or at the request of the person entitled to designate that director.

NAME                         AGE                  POSITION
----                         ---                  --------
Dr. F. Patrick Smith         52     Chairman of the Board and Chief Executive Officer
Kenneth W.R.  Baker          56     President, Chief Operating Officer and Principal
                                    Accounting and Financial Officer
Arthur P. Witt               70     Corporate Secretary and Director
John S. Geer                 54     Director
J.  Andrew McWethy           59     Director
Michael F. Cronin            46     Director

       Dr. F. Patrick Smith has been Chairman of the Board and Chief Executive Officer of Tekni-Plex since March 1994. He received his doctorate degree in chemical engineering from Texas A&M University in 1975. He served as Senior Chemical Engineer to Texas Eastman Company, a wholly owned chemical and plastics subsidiary of Eastman Kodak, where he developed new grades of polyolefin resins and hot melt and pressure sensitive adhesives. In 1979, he became Technical Manager of the Petrochemicals and Plastics Division of Cities Service Company, and a Member of the Business Steering Committee of that division. From 1982 to 1984, Dr. Smith was Vice President of R&D and Marketing for Guardian Packaging Corporation, a diversified flexible packaging company. Thereafter, he joined Lily-Tulip, Inc. and managed their research and marketing functions before becoming Senior Vice President of Manufacturing and Technology. Following the acquisition of Lily-Tulip by Fort Howard Corporation in 1986, he became the Corporate Vice President of Fort Howard, responsible for the manufacturing and technical functions of the combined Sweetheart Products and Lily-Tulip operations. From 1987 to 1990, Dr. Smith was Chairman and Chief Executive Officer of WFP Corporation. Since 1990, Dr. Smith has been a principal of Brazos Financial Group, a business consulting firm. Dr. Smith is the managing member of Tekni-Plex Management, which is the controlling member of both Tekni-Plex Partners and MST/TP Partners, the limited liability companies that together own 100% of the issued and outstanding stock of Tekni-Plex. Dr. Smith is also a member of Tekni-Plex Partners and MST/TP Partners.

       Kenneth W.R. Baker has served as Tekni-Plex Chief Operating Officer since April 1994 and as President since July 1995. Mr. Baker served in various management roles including systems development, finance, industrial engineering, research and development, and manufacturing operations at Owens-Illinois, Inc. and Lily-Tulip, Inc. from 1965 to 1985. From 1986 to 1987, he served as Vice President, Operations at Fort Howard Cup Corporation. In 1987, Mr. Baker joined WFP Corporation, Inc. as Senior Vice President, Operations and eventually became the company's President and CEO before leaving the company in 1992. Thereafter, Mr. Baker became Vice President, Research and Development at the Molded Products Division of Carlisle Plastics, Inc. until joining Tekni-Plex. Mr. Baker is a member of Tekni-Plex Management, Tekni-Plex Partners and MST/TP Partners.

       Arthur P. Witt has been a director of Tekni-Plex since March 1994 and was appointed Secretary in January 1997. Since July 1989, he has been president of PAJ Investments which is involved in financial consulting and property management. Over the same period, Mr. Witt also served as a temporary chief financial officer for WFP Corporation and Flexible Technology. Prior to 1989, Mr. Witt served in a number of senior management positions for companies such as Lily-Tulip, Inc., BMC Industries and Fort Howard Paper Co. Mr. Witt is a member of Tekni-Plex Partners and MST/TP Partners.

       John S. Geer has served as a director of Tekni-Plex since June 2000. He is a partner of Mellon Ventures, Inc., having joined Mellon in 1997. Previously, Mr. Geer was senior vice president of Security Pacific Capital Corp. He has served on 20 boards of directors of emerging growth and middle market companies. Mellon Ventures, Inc. is a member of Tekni-Plex Partners.

       J. Andrew McWethy has served as a director of Tekni-Plex since March 1994. He is a co-founder of Eastport Operating Partners L.P., a private equity investment fund formed in January 2000. He was co-founder and General Partner of MST Partners L.P. from 1989 to 2000. Prior to 1989, Mr. McWethy was employed by Irving Trust Company for twelve years. Mr. McWethy is a member of MST/TP Partners.

       Michael F. Cronin has served as a director of Tekni-Plex since March 1994. He has invested in emerging growth companies and various industrial and service businesses since 1978. Since June 1991, Mr. Cronin has been a general partner of Weston Presidio Capital, which is a member of Tekni-Plex Partners.


COMPENSATION OF DIRECTORS

       Tekni-Plex reimburses directors for any reasonable out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, each director is paid an annual fee of $50,000.



Item 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

       The following table sets forth the remuneration paid by Tekni-Plex to the Chief Executive Officer and the next most highly compensated executive officer of Tekni-Plex whose salary and bonus exceeded $100,000 for the years indicated in connection with his position with Tekni-Plex:


                           SUMMARY COMPENSATION TABLE


                                 FISCAL                                            STOCK     OTHER ANNUAL
NAME & PRINCIPAL POSITION        YEAR          SALARY           BONUS             OPTIONS   COMPENSATION(a)
-------------------------        ----          ------           -----             -------   ---------------
Dr. F. Patrick Smith             2000       $1,200,000       $4,622,100                 --   $   16,000
Chief Executive Officer          1999        1,200,000        8,981,000                 --       42,000
                                 1998          770,577        5,072,134            9.15041      150,283

Mr. Kenneth W.R. Baker,          2000       $  600,000       $2,311,050                 --   $    9,000
President, Chief Operating       1999          600,000        4,490,000                 --        9,000
  Officer and Principal          1998          385,289        2,536,062           13.72562        6,315
  Accounting Officer

(a) Includes amounts reimbursed during the fiscal year for payment of taxes, auto expense, membership fees, etc.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL          POTENTIAL
                                                                                  REALIZABLE         REALIZABLE
                                       PERCENT                                      VALUE AT           VALUE AT
                          NUMBER      OF TOTAL                                       ASSUMED            ASSUMED
                              OF      OPTIONS/        EXER-                     ANNUAL RATES       ANNUAL RATES
                      SECURITIES          SARS      CISE OR                         OF STOCK           OF STOCK
                          UNDER-       GRANTED         BASE                            PRICE              PRICE
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

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                   NUMBER OF
                                                                  SECURITIES   VALUE ($000) OF
                                                                  UNDERLYING       UNEXERCISED
                                                                 UNEXERCISED      IN-THE-MONEY
                                                             OPTIONS/SARS AT   OPTIONS/SARS AT
                                                                      FY-END            FY-END

                        SHARES ACQUIRED                         EXERCISABLE/      EXERCISABLE/
NAME                        ON EXERCISE    VALUE REALIZED      UNEXERCISABLE     UNEXERCISABLE
                                    ---               ---          --- / ---         --- / ---
Dr. F. Patrick Smith
                                                                                     --- / ---
Kenneth W.R. Baker                  ---               ---          --- / ---


EMPLOYMENT AGREEMENTS

       As part of the recapitalization, Dr. Smith and Mr. Baker entered into amended and restated employment agreements that expire June 27, 2003 and contain renewal provisions.

       Each employment agreement provides that the executive may be terminated by us for cause or upon death or disability of the executive. Each of Dr. Smith and Mr. Baker is entitled to severance benefits if he is terminated due to death or disability. The employment agreements also contain certain non-compete provisions.

       The amended and restated employment agreement annual salaries of Dr. Smith and Mr. Baker are $5 million and $2.5 million, respectively. Neither Dr. Smith's nor Mr. Baker's amended and restated employment agreement provides for any mandatory bonus compensation. No other provisions of the employment agreements changed materially.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

       The board of directors maintains a three-member compensation committee comprised of Dr. Smith, Mr. Witt and Mr. Cronin. The compensation committee's duties include the annual review and approval of the compensation for each of our Chief Executive Officer and President, as well as the administration of our stock incentive plan. No member of the compensation committee is allowed to vote on issues pertaining to that member's compensation (including option grants). The board may also delegate additional duties to the compensation committee in the future.

       The bonus awards for fiscal 2000 for Dr. Smith and Mr. Baker were based upon their respective employment contracts as amended in March of 1998, and are performance based.

       Compensation levels and bonus awards for all other employees are controlled by Dr. Smith and Mr. Baker.

       In fiscal 2000, Dr. Smith recommended, and the Board approved, stock options to seven employees under a stock option plan approved by the Board of Directors effective December 31, 1997.

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



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Tekni-Plex Partners holds approximately 95.6% (approximately 93.0% on a fully diluted basis) and MST/TP Partners holds approximately 4.4% (approximately 4.2% on a fully diluted basis) of Tekni-Plex's outstanding common stock.

       Tekni-Plex Management, controlled by Dr. Smith, is the sole managing member of both Tekni-Plex Partners and MST/TP Partners, and is entitled to receive the first 20% of profits from each of these companies regardless of its capital contribution to each. Dr. Smith and Messrs. Baker and Witt are members of Tekni-Plex Partners and MST/TP Partners.

       In connection with the recapitalization, Dr. Smith and Messrs. Baker and Witt acquired a class of membership interest in Tekni-Plex Partners and MST/TP Partners entitling them to receive priority capital account allocations in the aggregate equal to the first $25.6 million in profits of Tekni-Plex Partners and MST/TP Partners.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTOR'S AGREEMENT

       MST/TP Partners and Tekni-Plex Partners are parties to an investor's agreement that provides as follows:

       - Board of directors. The board of directors is composed of six directors. A nominating committee composed of Dr. Smith and Mr. Cronin has the right to designate two directors, Dr. Smith has the right to designate three members of management as directors and the last director is designated by Mr. Cronin. Each stockholder of Tekni-Plex has agreed to vote its shares of common stock for these designees. Each director is paid an annual fee of $50,000. Directors may only be removed for cause or at the request of the person entitled to designate that director. The board of directors must maintain a compensation committee and an audit committee. All actions of the board require the affirmative vote of at least a majority of the directors present; a quorum of the board consists of four directors. If either Dr. Smith or Mr. Cronin ceases to own at least 20% of the outstanding Tekni-Plex common stock and to be actively involved in the management of Tekni-Plex, he will lose his right to designate directors and to participate on the nominating committee.

       - Employment agreements. We may not further amend the employment agreements with Dr. Smith or Mr. Baker unless a majority of the board of directors (including at least one director not designated by Dr. Smith) determines that the amendment is desirable for Tekni-Plex. This restriction shall terminate at any time Dr. Smith is entitled to designate two-thirds or more of the directors pursuant to the investor's agreement.

       - Capital contributions. Tekni-Plex Partners and MST/TP Partners, in connection with any capital contribution they make to Tekni-Plex, will receive a number of shares of Tekni-Plex common stock equal to the amount of its respective capital contribution divided by an amount equal to:

              - The enterprise value of Tekni-Plex on the date the shares are issued to Tekni-Plex Partners; minus

              -      Tekni-Plex's funded debt as of such date; plus

              - Cash held by Tekni-Plex, outstanding loans to Tekni-Plex shareholders and aggregate option

                     Exercise prices for all options on Tekni-Plex stock outstanding on such date; divided by

              - The aggregate number of shares (on a fully diluted basis) issued by Tekni-Plex before such date.

       - Transfer restrictions. A stockholder may only transfer its common stock to third parties with the approval of Tekni-Plex Management or, after an initial public offering, to its members as a distribution in kind with the approval of Tekni-Plex Management.

       - Registration rights. Beginning nine months after an initial public offering of our stock, stockholders holding 51% of our common stock may require us to file a registration statement registering at least 51% of their common stock with the SEC. We refer to this as a demand registration. We are only required to file two completed demand registration statements and only one in any 12-month period. Stockholders also have rights to be included in three other registrations of our common stock. We may delay or withdraw a registration if we determine that the registration would be significantly disadvantageous to us. In the event of a withdrawal, we must file a new registration statement within 120 days of the withdrawal. Stockholders will also agree not to sell their common stock during a period of seven days prior to and up to 180 days in the case of the initial public offering and 90 days in the event of any other public offering after the effectiveness of a registration statement. The registration rights provisions of the investors' agreement will terminate when we have satisfied our demand registration and incidental registration obligations.

       - Purchase right. Stockholders will have the right of first offer on all newly issued common stock or securities convertible into common stock (other than stock issued pursuant to an employee benefit plan, an acquisition by Tekni-Plex, a capital contribution by Tekni-Plex Partners or the conversion of securities for which the right of first offer has already been extended). If the stockholders do not purchase 100% of the securities to be issued, however, we may sell the entire new issuance to one or more third parties.

       - Termination. Except for the registration rights provisions, the transfer restrictions on the common stock, certain miscellaneous provisions and as otherwise noted above, the provisions of the investors' agreement will terminate upon an initial public offering of our common stock.

CONSULTING ARRANGEMENTS

              We had a Management consulting agreement with MST Management Company. Pursuant to this agreement, MST Management Company provided us with regular and customary management consulting services. The terms of the agreement required us to pay a monthly management fee to MST Management Company for a period of ten years from March 18, 1994 with certain renewal provisions. In June 2000, we agreed to terminate the consulting agreement for $3,651.

              We also have an arrangement with Arthur P. Witt, one of our directors and our corporate secretary, under which Mr. Witt provides us with customary management consulting services. Mr. Witt's compensation for consulting services rendered on our behalf was approximately $66,500 and $95,000 for fiscal years 2000 and 1999, respectively.

              Our policy is not to enter into any significant transaction with one of our affiliates unless a majority of the disinterested directors of the board of directors determines that the terms of the transaction are at least as favorable as those we could obtain in a comparable transaction made on an arm's-length basis with unaffiliated parties. This determination is made in the board's sole discretion.




GOVERNANCE OF TEKNI-PLEX

              Tekni-Plex Management is the sole managing member of Tekni-Plex partners. As the sole managing member, Tekni-Plex Management has the power and authority to conduct the affairs of Tekni-Plex Partners without requiring the consent or vote of any other member (except as described below). Tekni-Plex Management is the only member with the power and authority to act on behalf of or to bind Tekni-Plex Partners, unless Tekni-Plex Management expressly grants another member the authority to do so. Tekni-Plex Management, as sole managing member, has the authority to approve any merger or consolidation of Tekni-Plex Partners without approval or consent of any other member. Tekni-Plex Management will delegate the right to approve or disapprove any transaction between Tekni-Plex (or any of its subsidiaries) and Tekni-Plex Management (or any of its affiliates) to the disinterested directors on the Tekni-Plex board. Substantially similar arrangements exist with respect to Tekni-Plex Management's control of MST/TP Partners.

              Tekni-Plex Partners owns approximately 95.6% and MST/TP Partners owns approximately 4.4% of the outstanding common stock of Tekni-Plex. Tekni-Plex Management, which is controlled by Dr. F. Patrick Smith, our chairman of the board and chief executive officer, is the sole managing member of both Tekni-Plex Partners and MST/TP Partners and as a result controls both Tekni-Plex Partners and MST/TP Partners. Therefore, Tekni-Plex Management also controls Tekni-Plex. Dr. Smith also owns approximately 30% of Tekni-Plex Partners (not including the priority allocation discussed in the section entitled "security ownership").

              Pursuant to the amended and restated Tekni-Plex Partners Limited Liability Company agreement and the MST/TP Partners limited liability company agreement, if there is a change of governance of Tekni-Plex (as described below), then Tekni-Plex Management must obtain the prior written approval of the members holding a majority interest in Tekni-Plex Partners or MST/TP Partners, as the case may be, in order to:

              - Cause Tekni-Plex Partners or MST/TP Partners, as the case may be, to vote for the directors proposed for election to our board;

              - Issue or enter into an agreement to issue any Tekni-Plex common stock, other than that permitted by the employee stock incentive plan;

              - Declare or pay individuals or other distributions on Tekni-Plex common stock or repurchase Tekni-Plex common or preferred stock, other than redemptions under the employee stock incentive plan;

              - Permit us or any of our subsidiaries to make any loans except to Tekni-Plex or a subsidiary;

              - Permit us or any of our subsidiaries to make any loans to any employee, except in the ordinary course of business;

              - Make any guarantees for the benefit of any person except in the ordinary course of business;

              - Mortgage, pledge or create a security interest in all or substantially all of our or any of our subsidiaries' property;

              - Merge or consolidate with, or sell or dispose of all or substantially all of our assets to, any entity; or

              - Make any amendment to our certificate of incorporation or bylaws or file any resolution of our or Tekni-Plex Partners' or MST/TP Partners', as the case may be, board of directors with the Secretary of State of the state of Delaware.



              The amended and restated Tekni-Plex Partners Limited Liability Company agreement and the MST/TP Partners Limited Liability Company agreement provide that the following events are considered changes of governance:

              - If we default in the performance or breach of any material covenant in the investors agreement, any of the credit facilities or the indenture relating to the notes and the default or breach continues for 60 consecutive days aFTER the members holding a majority interest in Tekni-Plex Partners or MST/TP Partners, as the case MAY BE, GIVE US Written notice of the default or breach;

              - An involuntary bankruptcy case or other insolvency proceeding is commenced against us and remains undismissed for a period of 60 days or an order for relief is entered against us under Federal Bankruptcy Laws;

              - A voluntary bankruptcy case or other insolvency proceeding is commenced by us, we consent to the appointment of a receiver or liquidator for all or substantially all of our assets or we effect any general assignment for the benefit of our creditors;

              - Dr. Smith is not employed as our chief executive officer because of death, disability or voluntary resignation, unless within six months we appoint a replacement chief executive officer acceptable to the members holding a majority interest in Tekni-Plex Partners; or

              - We have cumulative negative cash flow (adjusted for positive cash flow) from operating activities (and not redemptions or other extraordinary activities) in excess of 25% of the value of our equity today.







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

       (b)    Reports on Form 8-K

              On April 17, 2000, we filed a report with the Securities and Exchange Commission on Form 8-K, under Item 5, announcing our Recapitalization Agreement.

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

                    SIGNATURE                             TITLE
            /s/ F. PATRICK SMITH                   Chairman of the Board and Chief Executive
                F. Patrick Smith                   Officer

           /s/ KENNETH W.R.  BAKER                 President and Chief Operating Officer
              Kenneth W.R.  Baker                  Principal Accounting and Financial Officer

             /s/ ARTHUR P. WITT
                 Arthur P. Witt                    Corporate Secretary and Director

              /s/ JOHN S. GEER
                John S. Geer                       Director

           /s/ J.  ANDREW MCWETHY
               J.  Andrew McWethy                  Director

            /s/ MICHAEL F. CRONIN
                Michael F. Cronin                  Director

                                  EXHIBIT INDEX

Exhibit
-------
Number        Document Description
------        --------------------
3.1           Restated Certificate of Incorporation of Tekni-Plex, Inc. (Filed
              as Exhibit 3.1 to Registrant's Registration Statement on Form S-4,
              Commission File No. 333-43800, and incorporated herein by
              reference.)

3.2           Amended and Restated By-laws of Tekni-Plex, Inc. (Filed as Exhibit
              3.2 to Registrant's Registration Statement on Form S-4, Commission
              File No. 333-43800, and incorporated herein by reference.)

4.1           Indenture, dated as of June 21, 2000 among Tekni-Plex, Inc., the
              Guarantors listed therein and HSBC Bank USA, as Trustee (Filed as
              Exhibit 4.1 to Registrant's Registration Statement on Form S-4,
              Commission File No. 333-43800, and incorporated herein by reference.)


4.2           Senior Subordinated Note and Guarantee (original not included;
              form of Note and Guarantee included in Exhibit 4.1).

4.3           Purchase Agreement, dated as of June 15, 2000 among Tekni-Plex,
              Inc., the Guarantors listed therein, and J.P. Morgan Securities,
              Inc. (Filed as Exhibit 4.3 to Registrant's Registration Statement on Form S-4, Commission File No. 333-43800, and incorporated herein by reference.)

4.4           Registration Right Agreement, dated as of June 21, 2000 among
              Tekni-Plex, Inc. the Guarantors listed therein, and J.P. Morgan
              Securities, Inc. (Filed as Exhibit 4.4 to Registrant's
              Registration Statement on Form S-4, Commission File No. 333-43800, and incorporated herein by reference.)

10.1          Credit Agreement, dated as of June 21, 2000, among Tekni-Plex,
              Inc., the Guarantors party thereto, the Lenders party thereto, the LC Issuing Banks referred to therein and Morgan Guaranty Trust
              Company of New York, as Agent. (Filed as Exhibit 10.1 to
              Registrant's Registration Statement on Form S-4, Commission File
              No. 333-43800, and incorporated herein by reference.)

10.2          Note (original not included; form of Note included in Exhibit
              10.1).

10.3          Security Agreement, dated as of June 21, 2000, among Tekni-Plex,
              Inc., the Guarantors listed therein and Morgan Guaranty Trust
              Company of New York, as Collateral Agent (original not included;
              form of Security Agreement included in Exhibit 10.1).

10.4          Pledge Agreement, dated as of June 21,2000, between Tekni-Plex,
              Inc. and Morgan Guaranty Trust Company of New York, as Agent
              (original not included; form of Pledge Agreement included in Exhibit 10.1).

10.5 Form of Mortgage, dated as of June 21,2000, made by Tekni-Plex, Inc., or the Guarantors listed therein. in favor of Morgan
              Guaranty Trust Company, as Agent (original not included; form of Mortgage included in Exhibit 10.1).

10.6          Employment Agreement, dated as of June 21,2000, between Dr. F.
              Patrick Smith and Tekni-Plex, Inc. (Filed as Exhibit 10.6 to
              Registrant's Registration Statement on Form S-4, Commission File
              No. 333-43800, and incorporated herein by reference).

10.7          Employment Agreement, dated as of June 21,2000, between Mr.
              Kenneth W.R. Baker and Tekni-Plex, Inc. (Filed as Exhibit 10.7 to
              Registrant's Registration Statement on Form S-4, Commission File
              No. 333-43800, and incorporated herein by reference).

10.8          Form of Amended and Restated Option Agreement, dated as of June
              21,2000, among Tekni-Plex, Inc., Tekni-Plex Partners L.P. and F.
              Patrick Smith (Filed as Exhibit 10.8 to Registrant's Registration
              Statement on Form S-4, Commission File No. 333-43800, and incorporated herein by reference).


21.0          List of Subsidiaries.*

25.1          Statement of Eligibility of Trustee, HSBC Bank USA, on Form T-1
              (Filed as Exhibit 25.1 to Registrant's Registration Statement on
              Form S-4, Commission File No. 333-43800, and incorporated herein by reference.)

27.1          Financial Data Schedule.*



* Filed herewith.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                                                       CONTENTS

===============================================================================

INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Balance sheets                                                           F-3
    Statements of operations                                                 F-4
    Statements of comprehensive income (loss)                                F-5
    Statements of stockholders' equity (deficit)                             F-6
    Statements of cash flows                                                 F-7
    Notes to financial statements                                       F-8-F-44

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE                       F-45

SUPPLEMENTAL SCHEDULE:
    Valuation and qualifying accounts and reserves                          F-46

INDEPENDENT AUDITORS' REPORT


The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its wholly owned subsidiaries (the "Company") as of June 30, 2000 and July 2, 1999, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its wholly owned subsidiaries as of June 30, 2000 and July 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.




August 15, 2000

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                                     CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                                                                             JUNE 30, 2000     July 2, 1999
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash                                                                                         $  12,525        $  22,117
    Accounts receivable, net of an allowance of $1,642 and $1,662 for possible losses               96,039           96,835
    Inventories (Note 4)                                                                            91,233           63,190
    Deferred income taxes (Note 7)                                                                   4,997            5,900
    Refundable income taxes                                                                         14,883                -
    Prepaid expenses and other current assets                                                        2,171            3,664
-----------------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT ASSETS                                                               221,848          191,706
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 5)                                                        135,926          136,953
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $45,480 AND $29,581                          190,492          206,140
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $0 AND $4,287                          18,897           19,358
DEFERRED INCOME TAXES (NOTE 7)                                                                       5,398            1,346
OTHER ASSETS                                                                                         2,228            3,933
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 574,789        $ 559,436
=============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current portion of long term debt (Note 6)                                                   $   8,401        $   5,748
    Accounts payable trade                                                                          30,026           27,612
    Accrued payroll and benefits                                                                    11,662           21,581
    Accrued interest                                                                                 2,359            7,965
    Accrued liabilities - other                                                                     23,521           26,613
    Income taxes payable                                                                                 -              742
-----------------------------------------------------------------------------------------------------------------------------
                TOTAL CURRENT LIABILITIES                                                           75,969           90,261
LONG-TERM DEBT (NOTE 6)                                                                            643,192          410,646
OTHER LIABILITIES                                                                                    4,778            6,232
-----------------------------------------------------------------------------------------------------------------------------
                TOTAL LIABILITIES                                                                  723,939          507,139
-----------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 7, 8, 9 AND 11)
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.01 par value, authorized 20,000 shares, issued 848 at June 30,
       2000 and July 2, 1999                                                                             -                -
    Additional paid-in capital                                                                      84,176           41,075
    Cumulative currency translation adjustment                                                      (4,486)          (1,368)
    Retained earnings (deficit)                                                                     (8,378)          12,590
    Less: Treasury stock at cost, 432 shares (Note 2)                                             (220,462)               -
-----------------------------------------------------------------------------------------------------------------------------
                TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (149,150)          52,297
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 $ 574,789        $ 559,436
=============================================================================================================================

                    See accompanying notes to consolidated financial statements.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

Years ended                                                          JUNE 30, 2000     July 2, 1999    July 3, 1998
--------------------------------------------------------------------------------------------------------------------
NET SALES                                                               $ 506,828        $ 489,237       $ 309,597
COST OF SALES                                                             376,491          358,293         232,499
--------------------------------------------------------------------------------------------------------------------
                GROSS PROFIT                                              130,337          130,944          77,098
OPERATING EXPENSES:
    Selling, general and administrative                                    58,343           62,534          39,220
--------------------------------------------------------------------------------------------------------------------
                INCOME FROM OPERATIONS                                     71,994           68,410          37,878
OTHER EXPENSES:
    Interest, net                                                          38,447           38,977          19,682
    Other (Note 9)                                                          4,705              286             415
--------------------------------------------------------------------------------------------------------------------
                INCOME BEFORE PROVISION FOR INCOME TAXES AND
                   EXTRAORDINARY ITEM                                      28,842           29,147          17,781
PROVISION FOR INCOME TAXES (NOTE 7):
    Current                                                                12,333            7,004           7,232
    Deferred                                                                2,103            7,146           1,880
--------------------------------------------------------------------------------------------------------------------
                INCOME BEFORE EXTRAORDINARY ITEM                           14,406           14,997           8,669
EXTRAORDINARY ITEM, NET OF INCOME TAXES (NOTE 2)                          (35,374)               -               -
--------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                       $ (20,968)       $  14,997       $   8,669
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

Years ended                                               JUNE 30, 2000   July 2, 1999    July 3, 1998
--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                             $(20,968)       $ 14,997        $  8,669
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
       Foreign currency translation                             (3,118)         (1,373)              5
--------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                   $(24,086)       $ 13,624        $  8,674
========================================================================================================

                    See accompanying notes to consolidated financial statements.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                                                        Cumulative
                                                          Additional     Currency
                                            Common         Paid-In      Translation     Retained       Treasury
                                            stock          Capital       Adjustment     Earnings         Stock            TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 27, 1997                     $       -      $  41,473       $       -     $ (11,076)      $       -       $  30,397
Repurchase and cancellation of shares              -           (398)              -             -               -            (398)
Foreign currency translation                       -              -               5             -               -               5
Net income                                         -              -               -         8,669               -           8,669
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 1998                              -         41,075               5        (2,407)              -          38,673
Foreign currency translation                       -              -          (1,373)            -               -          (1,373)
Net income                                         -              -               -        14,997               -          14,997
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 2, 1999                              -         41,075          (1,368)       12,590               -          52,297
Foreign currency translation                       -              -          (3,118)            -               -          (3,118)
Net loss                                           -              -               -       (20,968)              -         (20,968)
Purchase of treasury stock                         -              -               -             -        (220,462)       (220,462)
Capital contribution                               -         43,101               -             -               -          43,101
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                     $       -      $  84,176       $  (4,486)    $  (8,378)      $(220,462)      $(149,150)
===================================================================================================================================

                    See accompanying notes to consolidated financial statements.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

Years ended                                                                  JUNE 30, 2000    July 2, 1999    July 3, 1998
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                   $ (20,968)      $  14,997       $   8,669
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                              16,026          16,930           8,856
          Amortization                                                              18,722          18,413           8,393
          Provision for bad debts                                                      310             370             705
          Deferred income taxes                                                      2,103           7,146           1,880
          Loss on sale of assets                                                        62               -               -
          Extraordinary loss on extinguishment of debt                              35,374               -               -
          Changes in assets and liabilities, net of acquisitions:
                Accounts receivable                                                    186          (5,709)        (22,269)
                Inventories                                                        (29,243)         (4,778)         24,730
                Prepaid expenses and other current assets                            4,898          (1,483)          1,918
                Other assets                                                           205            (532)            534
                Accounts payable and other current liabilities                     (15,994)         (4,859)         (4,335)
                Income taxes payable                                                  (742)         (1,701)          4,262
                Other liabilities                                                   (1,454)              -          (4,334)
----------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                         9,485          38,794          29,009
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of net assets including acquisition costs, net of
       cash acquired                                                                     -         (45,139)       (303,389)
    Capital expenditures                                                           (16,258)        (12,950)         (7,283)
    Additions to intangibles                                                          (805)              -               -
    Cash proceeds from sale of assets                                                  158               -               -
----------------------------------------------------------------------------------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                           (16,905)        (58,089)       (310,672)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit                                (2,030)         22,234               7
    Proceeds from long-term debt                                                   645,232               -         319,156
    Repayments of long-term debt                                                  (448,631)        (10,177)           (787)
    Proceeds from capital contribution                                              43,101               -               -
    Debt financing costs                                                           (18,897)              -         (18,052)
    Redemption of capital                                                                -               -            (398)
    Purchase of treasury stock                                                    (220,462)              -               -
----------------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (1,687)         12,057         299,926
----------------------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (485)             (8)              5
----------------------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                                     (9,592)         (7,246)         18,268
CASH, BEGINNING OF PERIOD                                                           22,117          29,363          11,095
----------------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                              $  12,525       $  22,117       $  29,363
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

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

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================


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

                        Fiscal Year-End

                        The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The years ended June 30, 2000 and July 2, 1999 contained 52 weeks each, the year ended July 3, 1998 contained 53 weeks.

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

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        Long-Lived Assets

                        Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value. No impairment losses have been recorded through June 30, 2000.

                        Use of estimates

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

                        New Accounting Pronouncements

                        In June 1998, SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133, as amended by SFAS 137, is effective for the Company's 2001 fiscal year. SFAS 133 is not currently expected to be applicable to the Company since the Company does not currently have hedging activities.

                        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition ("SAB 101") which broadly addresses how companies report revenues in their financial statements. The Company is in the process of evaluating the accounting requirements of SAB 101 and does not expect that this standard will have an effect on its financial position, results of operations, or cash flows.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================
2.   RECAPITALIZATION   In June 2000, the Company entered into a
                        Recapitalization (the "Recapitalization") with certain of its stockholders, whereby the Company purchased approximately 51% of the outstanding stock for approximately $220,500 including related transaction fees. This stock has been reflected as treasury stock in the accompanying balance sheet. As a result of provisions in the Company's Senior Debt and Subordinated
                        Note Agreements, the Company redeemed it's $200,000 9
                        1/4% Senior Subordinated Notes, its $75,000 11 1/4%
                        Senior Subordinated Notes and repaid its Senior Debt in the amount of approximately $153,000. These transactions resulted in an extraordinary loss on the extinguishment of debt of approximately $35,374. The extraordinary loss is comprised of prepayment penalties and other interest costs of $39,303, the write-off of deferred financing costs of $16,696 and other fees of $1,325, net of a tax benefit of $21,950.

                        These transactions were funded by $43,101 of new equity, $275,000 12 3/4% Senior Subordinated Notes (see Note 6) and initial borrowings of $374,000 on a $444,000 Senior Credit Facility (see Note 6).

3.   ACQUISITIONS       On April 24, 1999, the Company purchased certain assets
                        and assumed certain liabilities of High Voltage
                        Engineering Corp. - Natvar Division ("Natvar"), for approximately $26,000. The acquisition was recorded under the purchase method, whereby Natvar's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $19,786 has been recorded, which is being amortized over 15 years.

                        On January 25, 1999, the Company purchased certain assets and assumed certain liabilities of Tri-Seal International, Inc. ("Tri-Seal") for approximately $21,000. The acquisition was recorded under the purchase method and Tri-Seal's operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $13,848 has been recorded, which is being amortized over 15 years.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        The following table presents the unaudited pro forma results of operations as though the acquisition of Tri-Seal and Natvar occurred on June 28, 1997:



Year ended                                              JULY 2, 1999           July 3, 1998
---------------------------------------------------------------------------------------------
Net sales                                                   $510,050               $342,910
Income from operations                                        70,691                 38,477
Income before provision for income taxes                    $ 31,211               $ 18,731
=============================================================================================


                        On March 3, 1998, Tekni-Plex acquired PureTec Corporation ("PureTec"), a publicly traded company with annual sales of $315,000, for a purchase price of $312,000. PureTec is a leading manufacturer of plastic packaging, products and materials primarily for the healthcare and consumer markets. PureTec is a wholly-owned subsidiary of Tekni-Plex. This acquisition was financed by the issuance of $200,000 of Senior Subordinated Debt (Note 6(c)) and $115,000 of Senior Term Debt (Note 6(e)).

                        The acquisition was recorded under the purchase method and its operations have been reflected in the statement of operations since the acquisition date. As a result of the acquisition, goodwill of approximately $157,940 has been recorded, which is being amortized over 15 years.

                        In connection with the acquisition of PureTec, a reserve of $24,000 was established. The reserve was comprised of the costs to close or sell incompatible and duplicate facilities, terminate employees and provide for existing litigation. At June 30, 2000, approximately $3,200 was remaining in this reserve, which is included in accrued expenses. The remaining reserve is primarily to cover pre-existing litigation.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        The following table presents the unaudited pro forma results of operations as though the acquisition of PureTec occurred on June 28, 1997:


                                                                                Year ended
                                                                               July 3, 1998
---------------------------------------------------------------------------------------------
Net sales                                                                          $507,482
Income from operations                                                               45,858
Income before provision for income taxes                                           $  3,494
=============================================================================================


                        Proforma adjustments were made to the related historical results to reflect changes in interest expense and goodwill amortization.

                        The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


4.   INVENTORIES        Inventories are summarized as follows:


                                                       JUNE 30, 2000           July 2, 1999
---------------------------------------------------------------------------------------------
Raw materials                                                $44,002                $26,663
Work-in-process                                                7,024                  5,282
Finished goods                                                40,207                 31,245
---------------------------------------------------------------------------------------------
                                                             $91,233                $63,190
=============================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

5.   PROPERTY, PLANT    Property, plant and equipment consists of the following:
     AND EQUIPMENT


                                     JUNE 30,       July 2,       Estimated
                                      2000           1999        useful lives
-------------------------------------------------------------------------------
Land                                $ 15,106      $ 14,611
Building and improvements             32,016        31,043      30 - 40 years
Machinery and equipment              124,549       114,927       5 - 10 years
Furniture and fixtures                 4,045         2,691       5 - 10 years
Construction in progress              10,009         8,768
-------------------------------------------------------------------------------
                                     185,725       172,040

Less: Accumulated depreciation        49,799        35,087
-------------------------------------------------------------------------------
                                    $135,926      $136,953
===============================================================================


6.   LONG-TERM DEBT     Long-term debt consists of the following:


                                                    JUNE 30, 2000   July 2, 1999
----------------------------------------------------------------------------------
Senior Debt (b):
   Revolving line of credit                              $ 30,000       $      -
   Term notes                                             344,000              -
Senior Subordinated Notes issued
   June 21, 2000 at 12 3/4%, due
   June 15, 2010 (less
   unamortized discount of $3,768) (a)                    271,232              -
Old Senior Subordinated Notes issued March 3,
   1998 at 9 1/4%, due March 1, 2008 (c)                        -        200,000
Old Senior Subordinated Notes issued April 4,
   1997 at 11 1/4%, due April 1, 2007 (d)                       -         75,000
Old Senior Debt (e):
   Revolving line of credit                                     -         22,000
   Term notes                                                   -        111,063
Other, primarily foreign term loans,
   with interest rates ranging from
   3.74% to 8.4% and maturities from
   2000 to 2004                                             6,361          8,331
----------------------------------------------------------------------------------
                                                          651,593        416,394
Less: Current maturities                                    8,401          5,748
----------------------------------------------------------------------------------
                                                         $643,192       $410,646
==================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                     (a)    Senior Subordinated Notes Issued June 2000

                            In June 2000, the Company issued $275,000 of 12 3/4% ten year Senior Subordinated Notes less a discount of $3,768, the proceeds of which were used in connection with the Recapitalization. Interest is payable semi-annually and the notes are unsecured obligations and rank subordinate to existing and future senior debt, including current term loans and revolving credit facilities. The notes are callable by the Company after June 15, 2005 at a premium of 6.375%, which decreases to par after June 2008. In addition, prior to June 15, 2003, the Company may call up to 35% of the principal amount of the notes outstanding with proceeds from one or more public offerings of the Company's Capital Stock at a premium of 12.75%. Upon a change in control the Company is required to make an offer to repurchase the notes at 101% of the principal amount. These notes also contain various covenants including a limitation on future indebtedness; limitation of payments, including prohibiting the payment of dividends; and limitations on mergers, consolidations and the sale of assets. The discount is being amortized over the term of the notes.

                     (b)    Senior Debt

                            The Company has a Senior Debt agreement, which includes a $100,000 revolving credit agreement, and two term loans in the aggregate amount of $344,000. The proceeds of the credit agreement were used as part of the Recapitalization. These loans are senior to all other indebteness and are collateralized by substantially all the assets of the Company. The debt agreement includes various covenants including a limitation on capital expenditures and compliance with customary financial ratios. At June 30, 2000, the Company is in compliance with these covenants.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                            Revolving Credit Agreement

                            Borrowings under the agreement may be used for general corporate purposes and at June 30, 2000 $70,000 is available for borrowing. Interest, at the Company's option, is charged at the Prime Rate, plus the Applicable Base Rate (initially 2%) or the Adjusted LIBOR Rate, as defined, plus the Applicable Euro-Dollar Margin (initially 3%). The Applicable Base Rate and Applicable Euro-Dollar Margin can be reduced by up to 1.25 % based on the maintenance of certain leverage ratios. At June 30, 2000, the rate charged is 9.69% on $25,000 and 11.5% on $5,000. The
                            Revolving Credit Agreement expires in June 2006.

                            Term Loan A

                            Borrowings under this loan in the amount of $100,000, were used in connection with the Recapitalization. Interest is payable quarterly at the same rates and margins discussed above under the Revolving Credit Agreement, 9.81% at June 30, 2000. Principal is payable in quarterly installments of $1,250 beginning in September, 2000. The quarterly installments increase with payments totaling $70,000 due in the final two years ending in June 2006.

                            Term Loan B

                            Borrowings under this loan in the amount of $244,000 were used in connection with the Recapitalization. Interest is payable quarterly at the same rate discussed above, except the Applicable Base Rate is initially 2.5% and the Applicable Euro-Dollar Margin is initially 3.5%. The rate at June 30, 2000 is 10.31%. In addition, the Applicable Base Rate and Applicable Euro-Dollar Margin can be reduced by .5% based on the maintenance of certain leverage ratios. Principal is payable in quarterly installments of $610 beginning September, 2000. The quarterly installments increase with payments totaling $229,000 due in the final two years ending in June 2008.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                     (c)    Old Senior Subordinated Notes Issued March 1998

                            In March 1998, the Company issued $200,000 of 9 1/4%, ten year Senior Subordinated Notes, the net proceeds of which were used in connection with the PureTec acquisition (Note 3). Interest was payable semi-annually. The notes were uncollateralized and ranked equally to the $75,000 Senior Subordinated Notes discussed below and were subordinate to all current and future senior indebtedness of the Company. Upon the Recapitalization, the Company repurchased the notes (see Note 2).

                     (d)    Old Senior Subordinated Notes Issues April 1997

                            In April 1997, the Company issued $75,000 of 11 1/4% ten year notes. Interest on the notes was payable semi-annually. These notes were uncollateralized and ranked equally with the $200,000 Senior Subordinated Notes discussed above and were subordinate to all current and future senior indebtedness of the Company. Upon the Recapitalization, the notes were repurchased during June 2000 (see Note 2).

                     (e)    Old Senior Debt

                            The Company had a Senior Debt agreement, which included a $90,000 revolving credit agreement, and two term loans in the aggregate amount of $115,000. The proceeds of the term loans were used as part of the financing for the PureTec acquisition (Note 3). These loans were senior to all other indebtedness and were collateralized by substantially all the assets of the Company. The debt agreement included various covenants including a limitation on capital expenditures and compliance with customary financial ratios. At June 30, 2000 the loans were repaid as part of the Recapitalization (see Note 2).

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================


                            Old Revolving Credit Agreement

                            Borrowings under the agreement were used for general corporate purposes. Interest, at the Company's option, was charged at the Prime Rate, plus the Applicable Base Rate (initially 1.25%) or the Adjusted LIBOR Rate, as defined, plus the Applicable Euro-Dollar Margin (initially 2.25%). The Applicable Base Rate and Applicable Euro-Dollar Margin can be reduced by up to 1.25% based on the maintenance of certain leverage ratios.

                            Old Term Loan A

                            Borrowings under this loan in the amount of $50,000, were used in connection with the acquisition of PureTec. Interest was payable quarterly at the same rates discussed above under the Revolving Credit Agreement.

                            Old Term Loan B

                            Borrowings under this loan in the amount of $65,000, were used solely in connection with the acquisition of PureTec. Interest was payable quarterly at the same rate discussed above, except the Applicable Base Rate was initially 1.75% and the Applicable Euro-Dollar Margin was initially 2.75%.


                        Principal payments on long-term debt over the next five years and thereafter are as follows:


--------------------------------------------------------------------------------
2001                                                                $    8,401
2002                                                                     8,656
2003                                                                    12,888
2004                                                                    12,888
2005                                                                    37,888
Thereafter                                                             574,634
================================================================================

                        The Company believes the recorded value of long-term debt approximates fair value based on current rates available to the Company for similar debt.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================


7.   INCOME TAXES       The provision for income taxes, excluding the income
                        tax benefit associated with the extinguishment of debt, is summarized as follows:


                                         JUNE 30,       July 2,        July 3,
Years ended                                2000          1999          1998
-------------------------------------------------------------------------------
Current:
    Federal                               $ 7,763       $ 3,604       $ 4,492
    Foreign                                 3,554         2,900         1,345
    State and local                         1,016           500         1,395
-------------------------------------------------------------------------------
                                           12,333         7,004         7,232
-------------------------------------------------------------------------------
Deferred:
    Federal                                 1,756         5,918         1,656
    Foreign                                   217           328           182
    State and local                           130           900            42
-------------------------------------------------------------------------------
                                            2,103         7,146         1,880
-------------------------------------------------------------------------------
Provision for income taxes                $14,436       $14,150       $ 9,112
===============================================================================

                        The components of income before income taxes are as follows:


                                          JUNE 30,     July 2,     July 3,
Years ended                                 2000        1999        1998
----------------------------------------------------------------------------
Domestic                                   $20,150     $21,198     $14,754
Foreign                                      8,692       7,949       3,027
----------------------------------------------------------------------------
                                           $28,842     $29,147     $17,781
============================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================


                        The provision for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:


                                                    JUNE 30,         July 2,         July 3,
Years ended                                           2000            1999            1998
----------------------------------------------------------------------------------------------
Provision for Federal income taxes at               $  9,806        $  9,910        $  6,046
    statutory rate
State and local income taxes, net of
    Federal benefit                                      670             330             921
Non-deductible goodwill amortization                   3,765           3,765           1,838
Foreign tax rates in excess of Federal
    tax rate                                             658             465             328
Other, net                                              (463)           (320)            (21)
----------------------------------------------------------------------------------------------
Provision for income taxes                          $ 14,436        $ 14,150        $  9,112
==============================================================================================


                        Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                              JUNE 30,        July 2,
                                                                2000            1999
----------------------------------------------------------------------------------------
Current deferred taxes:
    Allowance for doubtful accounts                           $    637        $    533
    Inventory                                                      309             934
    Accrued expenses                                             4,051           4,433
----------------------------------------------------------------------------------------
        Total current deferred tax assets                     $  4,997        $  5,900
========================================================================================
Long-term deferred taxes:
    Net operating loss carryforwards                          $ 29,997        $ 29,363
    Accrued pension and post-retirement                          1,434           1,497
    Accrued expenses                                             1,108             626
    Difference in book vs. tax basis of assets                  (4,556)         (6,668)
    Accelerated tax vs. book depreciation                      (16,885)        (17,972)
----------------------------------------------------------------------------------------
        Total long-term net deferred tax assets                 11,098           6,846
Valuation allowance                                             (5,700)         (5,500)
----------------------------------------------------------------------------------------
Total long-term net deferred tax assets                       $  5,398        $  1,346
========================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        Net Operating Losses

                        The Company and its U.S. subsidiaries file a consolidated tax return. The net operating loss carryforwards ("NOL"), as a result of the PureTec acquisition, involve complex issues of federal tax law and are subject to various limitations as follows:

                        - $38,800 - Subject to IRC Section 382 change of ownership annual limitation of approximately $3,900; this includes $4,600 of losses incurred prior to 1992, which are subject to additional limitations; expire 2002-2010.

                        - $17,400 - Subject to IRC Section 382 change of ownership annual limitation of approximately $3,100; expire 2001 - 2010.

                        - $29,900 - Subject to IRC Section 382 change of ownership annual limitation of approximately $5,900; expires 2013.

                        In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland. Through fiscal 2000 losses aggregated $2,310 which have no expiration date. The Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts.

                        In addition, the net long-term domestic deferred tax assets have been subjected to a valuation allowance since management believes it is more likely than not that a portion of the NOL balance will not be realized as a result of the various limitations on their usage, discussed above.

                        The domestic net operating losses are subject to matters discussed above and are subject to change due to the restructuring occurring at the subsidiary level, as well as adjustment for the timing of inclusion of expenses and losses in the federal returns as compared to amounts included for financial statement purposes.

                        To the extent the amounts of NOL's reserved are subsequently recognized, they will cause changes in the goodwill arising from the acquisition of PureTec.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

8.   EMPLOYEE BENEFIT   (a) Savings Plans
     PLANS                  i.    The Company had a defined contribution profit
                                  sharing plan for the benefit of all employees having completed one year of service with its Dolco Division ("Dolco"). The Company contributed 3% of compensation for each participant and a matching contribution of up to 1% when an employee contributed 3% compensation. Contributions totaled approximately $727 and $653 for the years ended July 2, 1999 and July 3, 1998, respectively.

                            ii. Additionally, the Company had a savings plan for all employees of two wholly-owned subsidiaries who are not covered under a collective bargaining agreement. The two subsidiaries are Plastic Specialties & Technology, Inc. ("PST") and Burlington Resins, Inc. ("Burlington"). Under the savings plan, the Company matched each eligible employees' contribution up to 3% of the employees' earnings. Such contribution amounted to approximately $362 for the year ended July 2, 1999 and $215 for the period March 3 through July 3, 1998.

                            iii. The Company maintains a discretionary 401(k) plan covering all eligible employees, excluding those employed by Dolco and PureTec, with at least one year of service. Contributions to the plan were determined annually by the Board of Directors. There were no contributions for years ended July 2, 1999 and July 3, 1998.

                                  Effective December 1, 1999 the above plans were merged into this plan. The Company will determine matching contributions to the plan each year not to exceed 2% of the employee's eligible compensation. Contributions for the fiscal year ended June 30, 2000 amounted to approximately $996.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        (b) Pension Plans

                            i. The Company's Burlington subsidiary has a non-contributory defined benefit pension plan that covers substantially all hourly compensated employees covered by a collective bargaining agreement, who have completed one year of service. The funding policy of the Company is to make contributions to this plan based on actuarial computations of the minimum required contribution for the plan year.

                                  The components of net periodic pension costs are as follows:


                                                 YEAR ENDED     Year ended
                                               JUNE 30, 2000   July 2, 1999
----------------------------------------------------------------------------
Service cost                                        $   117        $   133
Interest cost on projected benefit
    obligation                                          390            366
Expected actual return on plan assets                  (492)          (453)
----------------------------------------------------------------------------
Net pension cost                                    $    15        $    46
============================================================================
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation,
    beginning of period                             $ 5,292        $ 4,974
Service cost                                            117            133
Interest cost                                           390            366
Actuarial (loss)                                       (230)             -
Benefits paid                                          (235)          (181)
----------------------------------------------------------------------------
Projected benefit obligation, end of
    period                                          $ 5,334        $ 5,292
============================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning
    of period                                       $ 5,431        $ 4,978
Actual return on plan assets                            158            410
Company contributions                                   196            224
Benefits paid                                          (235)          (181)
----------------------------------------------------------------------------
Plan assets at fair value, end of
    period                                          $ 5,550        $ 5,431
============================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                  The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:



                                           JUNE 30, 2000       July 2, 1999
-----------------------------------------------------------------------------
Funded status of the plan                           $216               $139
Unrecognized net gain                                147                 43
-----------------------------------------------------------------------------
Prepaid (accrued) pension cost                      $363               $182
=============================================================================


                                  The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7 1/2% at June 30, 2000 and July 2, 1999.

                            ii. The Company maintains a non-contributory defined benefit pension plan that covers substantially all non-collective bargaining unit employees of PST and Burlington, who have completed one year of service and are not participants in any other pension plan. The funding policy of the Company is to make contributions to the plan based on actuarial computations of the minimum required contribution for the plan year. On September 8, 1998, the Company approved a plan to freeze this defined benefit pension plan effective September 30, 1998, resulting in a curtailment gain of $576.


                                                  YEAR ENDED      Year ended
                                                JUNE 30, 2000    July 2, 1999
-------------------------------------------------------------------------------
Service cost                                       $       -        $    253
Interest cost on projected benefit
    obligation                                           704             674
Expected actual return on plan assets                   (986)           (938)
Amortization of unrecognized net gain                      -              (8)
Recognized curtailment gain                                -            (576)
-------------------------------------------------------------------------------
Net pension cost                                    $   (282)       $   (595)
===============================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                                  YEAR ENDED      Year ended
                                                JUNE 30, 2000    July 2, 1999
-------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation,
    beginning of period                                9,555          10,127
Service cost                                               -             253
Interest cost                                            704             674
Curtailments                                               -            (576)
Actuarial (gain) loss                                    146            (512)
Benefits paid                                           (427)           (411)
-------------------------------------------------------------------------------
Projected benefit obligation, end of
    period                                          $  9,978        $  9,555
===============================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning
    of period                                       $ 11,113        $  9,555
Actual return on plan assets                             369             827
Company contributions                                      -           1,142
Benefits paid                                           (427)           (411)
-------------------------------------------------------------------------------
Plan assets at fair value, end of
    period                                          $ 11,055        $ 11,113
===============================================================================


                                  The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                           JUNE 30, 2000       July 2, 1999
----------------------------------------------------------------------------
Funded status of the plan                         $1,077           $  1,558
Unrecognized net gain (loss)                         296               (467)
----------------------------------------------------------------------------
Prepaid (accrued) pension cost                    $1,373           $  1,091
============================================================================

                                  The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7 1/2% at June 30, 2000 and July 2, 1999.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                            iii.  The Company also has a defined benefit
                                  pension plan for the benefit of all employees having completed one year of service with Dolco. The Company's policy is to fund the minimum amounts required by applicable regulations. Dolco's Board of Directors approved a plan to freeze the pension plan on June 30, 1987, at which time benefits ceased to accrue. The Company has not been required to contribute to the plan since 1990.

                        (c) Post-retirement Benefits

                            In addition to providing pension benefits, the Company also sponsors the Burlington Retiree Welfare Plan, which provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement healthcare benefits paid for the years ended June 30, 2000 and July 2, 1999 amounted to $130 and $84, respectively.

                            Net periodic post-retirement benefit costs are as follows:


                                                     YEAR ENDED         Year ended
                                                   JUNE 30, 2000       July 2, 1999
------------------------------------------------------------------------------------
Service cost                                              $  45              $  42
Interest cost                                               155                146
------------------------------------------------------------------------------------
     Net post-retirement benefit cost                      $200               $188
====================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


==================================================================================

                                                    YEAR ENDED     Year ended
                                                  JUNE 30, 2000   July 2, 1999
----------------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of
    period                                             $ 2,101        $ 1,997
Service cost                                                45             42
Interest cost                                              155            146
Actuarial loss (gain)                                      286              -
Benefits paid                                             (130)           (84)
----------------------------------------------------------------------------------
Projected benefit obligation, end of period            $ 2,457        $ 2,101
==================================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of
    period                                             $     -        $     -
Company contributions                                      130             84
Benefits paid                                             (130)           (84)
----------------------------------------------------------------------------------
Plan assets at fair value, end of period               $     -        $     -
==================================================================================

                            The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:


                                                    YEAR ENDED         Year ended
                                                  JUNE 30, 2000       July 2, 1999
-----------------------------------------------------------------------------------
Funded status of the plan                              $(2,457)            $(2,101)
Unrecognized gain (loss)                                   286                   -
-----------------------------------------------------------------------------------
Accrued post retirement cost                           $(2,171)            $(2,101)
===================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                            The accumulated post-retirement benefit obligation was determined using a 7 1/2% discount rate for the periods presented. The healthcare cost trend rate for medical benefits was assumed to be 6%, gradually declining until it reaches a constant annual rate of 5% in 2002. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $254 and $239 and increase the service and interest components by $26 and $6 at June 30, 2000 and July 2, 1999.

9.   RELATED PARTY      The Company had a management consulting agreement with
     TRANSACTIONS       an affiliate of a stockholder. The terms of the
                        agreement required the Company to pay a fee of approximately $30 per month for a period of ten years, with certain renewal provisions. Consulting service fees were approximately $400 for each of the years ending
                        July 2, 1999 and July 3, 1998, respectively. In June
                        2000 the Company agreed to terminate the management consulting agreement at a cost of $3,651 which has been included in other income/expense, as well as approximately $400 of other related charges.


10.  STOCK OPTIONS      In April 1994, the Company granted options to an
                        employee to acquire 2 1/2% of the outstanding common stock for $13.50 per share, with anti-dilution provisions. The options are exercisable as to 33 1/3% of the shares on the first, second and third anniversary dates of the original grant and expire fifteen years from the date of the grant. These options were cancelled in June 2000.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        In January 1998, the Company adopted an incentive stock plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, 45.75206 shares are available for awards to employees of the Company. Options will be granted at fair market value on the date of grant. During 2000, 1999 and 1998, options were granted to purchase 1.26,
                        7.32 and 28.37 shares of common stock at an exercise price of $507.93, $222.40 and $154.50 per share, respectively. The options are subject to vesting provisions, as determined by the Board of Directors, at date of grant and expire 10 years from date of grant. In connection with the Recapitalization 22.88 of the 1998 options were cancelled.

                        In addition, an option to purchase 2.29 shares of common stock was granted to a member of the Board of Directors, in April 1998, at an exercise price of $154.50 per share. The options are subject to vesting provisions as determined by the Board of Directors at date of grant, and expire 10 years from date of grant. These options were cancelled in June 2000.

                        At June 30, 2000, no options were exercisable and no options have been exercised or forfeited as of June 30, 2000.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        The Company applies APB Opinion 25 and related interpretations in accounting for these options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS Statement 123, the Company's income before extraordinary items would have been reduced to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 5.70%, 4.75% and 5.28% for the 2000, 1999 and 1998 options, respectively, expected volatility of zero, a dividend yield of zero and expected lives of 8 years.


           Years ended                             JUNE 30, 2000        July 2, 1999    July 3, 1998
           -----------------------------------------------------------------------------------------
           Income before extraordinary item:
                  As reported                            $14,406             $14,997          $8,669
           =========================================================================================
                  Pro forma                              $14,343             $14,868          $8,618
           =========================================================================================


11.  COMMITMENTS AND    Commitments
     CONTINGENCIES
                        (a) The Company leases building space and certain
                            equipment in 20 locations throughout the United States, Canada and Europe. At June 30, 2000, the Company's future minimum lease payments are as follows:

                          -----------------------------------------------------
                          2001                                       $  3,349
                          2002                                          3,710
                          2003                                          2,198
                          2004                                          1,491
                          2005                                          1,171
                          Thereafter                                    6,681
                          -----------------------------------------------------
                                                                      $18,600
                          =====================================================


                            Rent expense, including escalation charges, amounted to approximately $3,427, $3,756 and $2,802 for the years ended June 30, 2000, July 2, 1999 and July 3, 1998, respectively.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        (b) The Company has employment contracts with two
                            employees, which provided for minimum salaries of $1,800 and bonuses based on performance and was scheduled to expire in June 2002. Salaries and bonuses for the year ended July 2, 1999 under these contracts were $1,800 and $13,471, respectively. As part of the Recapitalization, the above employment agreement was amended and restated on June 21, 2000, providing minimum salaries of $7,500. The salaries will increase 10% annually until the agreement expires in June 2002. Salaries and bonuses for the year ended June 30, 2000 were $1,800 and $6,933, respectively.

                        Contingencies

                        (a) In January 1993 and 1994, the Company's Belgian
                            subsidiary received income tax assessments aggregating approximately $1,758 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $749 (32,083 Belgian francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters are uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

                        (b) The Company is a party to various other legal
                            proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

12.  CONCENTRATIONS OF  Financial instruments that potentially subject the
     CREDIT RISKS       Company to significant concentrations of credit risk
                        consist principally of cash deposits and trade accounts receivable.

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

13.  SUPPLEMENTAL CASH  (a) Cash Paid
     FLOW INFORMATION


                            Years ended           JUNE 30, 2000       July 2, 1999      July 3, 1998
                            ------------------------------------------------------------------------
                            Interest                $44,031              $37,376           $15,776
                            ========================================================================
                            Income taxes            $ 7,540              $10,185           $ 5,832
                            ========================================================================

                        (b) Non-Cash Financing and Investing Activities

                            The Company purchased certain assets and assumed certain liabilities of Natvar, effective April 24, 1999, for approximately $26,169 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


                            --------------------------------------------------------------------
                            Fair value of assets acquired                            $   7,513
                            Goodwill                                                    19,786
                            Cash paid                                                  (26,169)
                            --------------------------------------------------------------------
                            Liabilities assumed                                      $   1,130
                            ====================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                            The Company purchased certain assets and assumed certain liabilities of Tri-Seal, effective January 25, 1999, for approximately $21,272 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


-------------------------------------------------------------------------------------
Fair value of assets acquired                                            $   11,400
Goodwill                                                                     13,848
Cash paid                                                                   (21,272)
-------------------------------------------------------------------------------------
Liabilities assumed                                                      $    3,976
=====================================================================================

                            The Company purchased the outstanding stock of PureTec Corporation on March 3, 1998 for approximately $312,047. In conjunction with the acquisition, liabilities were assumed as follows:

-------------------------------------------------------------------------------------
Fair value of assets acquired                                             $ 246,160
Goodwill                                                                    157,940
Cash paid                                                                  (312,047)
-------------------------------------------------------------------------------------
Liabilities assumed                                                       $  92,053
=====================================================================================


14.  SEGMENT            The Company operates in four industry segments:
     INFORMATION        healthcare packaging, products, and materials; consumer
                        packaging and products; food packaging; and specialty resins and compounds. The healthcare packaging, products, and materials segment principally produces pharmaceutical packaging, medical tubing and medical device materials. The consumer packaging and products segment principally produces precision tubing and gaskets, and garden and irrigation hose products. The food packaging segment produces foamed polystyrene packaging products for the poultry, meat and egg industries. The specialty resins and compounds segment produces specialty PVC resins, recycled PET resins, and general purpose PVC compounds. The healthcare packaging, products, and materials and consumer packaging and products segments have operations in the United States, Europe and Canada.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                               Healthcare
                                Packaging,     Consumer
                                 Products     Packaging                     Specialty
                                  and            and           Food         Resins and
June 30, 2000                   Materials      Products      Packaging       Compounds       TOTALS
------------------------------------------------------------------------------------------------------
Revenues from
   external customers           $153,716       $189,336       $106,311       $ 57,465       $506,828
Interest expense                  11,217         12,537          9,001          5,692         38,447
Depreciation and
   amortization                   10,876         12,316          6,866          4,480         34,538
Segment income from
   operations                     26,202         35,491         22,842            161         84,696
Segment assets                   171,764        220,576         77,642         83,900        553,882
Expenditures for
   segment fixed assets         $  7,224       $  4,012       $  3,247       $  1,775       $ 16,258
======================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                               Healthcare
                                Packaging,     Consumer
                                 Products      Packaging                     Specialty
                                   and            and          Food         Resins and
July 2, 1999                    Materials      Products      Packaging       Compounds       TOTALS
------------------------------------------------------------------------------------------------------
Revenues from
   external customers           $137,309       $184,684       $100,258       $ 66,986       $489,237
Interest expense                  11,818         13,254          8,014          5,891         38,977
Depreciation and
   amortization                    7,327         13,072          9,640          5,086         35,125
Segment income from
   operations                     25,027         37,848         18,777          6,810         88,462
Segment assets                   173,704        216,067         73,351         83,601        546,723
Expenditures for
   segment fixed assets         $  3,761       $  3,540       $  4,567       $  1,082       $ 12,950
======================================================================================================

                               Healthcare
                                Packaging,     Consumer
                                 Products      Packaging                     Specialty
                                   and            and          Food         Resins and
July 3, 1998                    Materials      Products      Packaging       Compounds       TOTALS
------------------------------------------------------------------------------------------------------
Revenues from
   external customers           $ 90,708       $103,744       $ 99,336       $ 15,809       $309,597
Interest expense                   4,844          6,395          6,346          2,097         19,682
Depreciation and
   amortization                    1,705          3,854          9,320          1,952         16,831
Segment income from
   operations                     13,563         14,866         18,321          2,955         49,705
Segment assets                   134,053        224,754         73,261         87,105        519,173
Expenditures for
   segment fixed assets         $  1,347       $  1,387       $  4,316       $    233       $  7,283
======================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                      JUNE 30, 2000     July 2, 1999     July 3, 1998
---------------------------------------------------------------------------------------
PROFIT OR LOSS
Total operating profit for
   reportable segments before
   income taxes                           $  84,696        $  88,462        $  49,705
Corporate and eliminations                  (12,702)         (20,052)         (11,827)
---------------------------------------------------------------------------------------
                                          $  71,994        $  68,410        $  37,878
=======================================================================================
ASSETS
Total assets from reportable
   segments                               $ 553,882        $ 546,723        $ 519,173
Other unallocated amounts                    20,907           12,713           20,106
---------------------------------------------------------------------------------------
       Consolidated total                 $ 574,789        $ 559,436        $ 539,279
=======================================================================================
DEPRECIATION AND AMORTIZATION
Segment totals                            $  34,538        $  35,125        $  16,831
Corporate                                       210              218              418
---------------------------------------------------------------------------------------
       Consolidated total                 $  34,748        $  35,343        $  17,249
=======================================================================================

REVENUES
YEARS ENDED                           JUNE 30, 2000     July 2, 1999     July 3, 1998
---------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                             $ 459,500        $ 445,603        $ 288,520
Canada                                        5,975            4,996            5,868
Europe                                       41,353           38,638           15,209
---------------------------------------------------------------------------------------
    Total                                 $ 506,828        $ 489,237        $ 309,597
=======================================================================================

LONG-LIVED ASSETS
---------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                             $ 323,691        $ 339,409        $ 325,292
Canada                                        2,580            2,542            2,302
Europe                                       26,670           25,779           27,961
---------------------------------------------------------------------------------------
    Total                                 $ 352,941        $ 367,730        $ 355,555
=======================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

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

                        For the year ended June 30, 2000, one customer represented 10% of sales and one customer represented 11% of accounts receivable at June 30, 2000.

                        For the year ended July 2, 1999, one customer represented 11% of sales and two customers each represented 10% of accounts receivable at July 2, 1999.

                        For the year ended July 3, 1998, one customer represented 10% of sales and two customers each represented 11% of accounts receivable at July 3, 1998.

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

15.  SUPPLEMENTAL       Tekni-Plex, Inc. issued 12  3/4 % Senior Subordinated
     CONDENSED          Notes in June 2000. These notes are guaranteed by all
     CONSOLIDATING      domestic subsidiaries of Tekni-Plex. The following
     FINANCIAL          condensed consolidating financial statements present
     STATEMENTS         separate information for Tekni-Plex (the "Issuer") and
                        its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors").

                        Condensed Consolidating Statement of Operations - For the year ended June 30, 2000


                                       Issuer         Guarantors     Non-Guarantors       TOTAL
---------------------------------------------------------------------------------------------------
Sales, net                            $ 147,098        $ 312,402        $  47,328       $ 506,828
Cost of sales                           105,783          238,012           32,696         376,491
---------------------------------------------------------------------------------------------------
Gross profit                             41,315           74,390           14,632         130,337
Selling, general and
   administrative                        37,991           16,042            4,310          58,343
---------------------------------------------------------------------------------------------------
Income from operations                    3,324           58,348           10,322          71,994
Interest expense, net                    38,717             (280)              10          38,447
Other expense (income)                    4,272           (1,187)           1,620           4,705
---------------------------------------------------------------------------------------------------
Income (loss) before                    (39,665)          59,815            8,692          28,842
   provision for income
   taxes and extraordinary
   item
Provision for income taxes              (22,359)          33,211            3,584          14,436
---------------------------------------------------------------------------------------------------
Income (loss) before
   extraordinary item                   (17,306)          26,604            5,108          14,406
Extraordinary item                      (35,374)               -                -         (35,374)
---------------------------------------------------------------------------------------------------
Net income (loss)                     $ (52,680)       $  26,604        $   5,108       $ (20,968)
====================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        Condensed Consolidating Balance Sheet - At June 30, 2000

                                  Issuer        Guarantors      Non-Guarantors     Eliminations         TOTAL
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS                  $  61,275        $ 134,456       $  26,117        $       -        $ 221,848
Property, plant and
  equipment, net                   41,852           78,957          15,117                -          135,926
Intangible assets                  31,519          150,476           8,497                -          190,492
Investment in
  subsidiaries                    398,879                -               -         (398,879)               -
Deferred financing
  costs, net                       18,897                -               -                -           18,897
Deferred taxes                      5,398                -               -                -            5,398
Other long-term
  assets                           50,471          240,823          12,636         (301,702)           2,228
--------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS               $ 608,291        $ 604,712       $  62,367        $(700,581)       $ 574,789
==============================================================================================================
CURRENT LIABILITIES             $  37,296        $  24,390       $  14,283        $       -        $  75,969
Long-term debt                    637,793                -           5,399                -          643,192
Other long-term
   liabilities                     72,660          211,846          20,682         (300,410)           4,778
--------------------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES               747,749          236,236          40,364         (300,410)         723,939
--------------------------------------------------------------------------------------------------------------
Additional paid-in
   capital                         85,355          296,880          15,641         (313,700)          84,176
Retained earnings
   (deficit)                       (4,351)          71,596          10,848          (86,471)          (8,378)
Cumulative currency
   translation
   adjustment                           -                -          (4,486)               -           (4,486)
Treasury stock                   (220,462)               -               -                -         (220,462)
--------------------------------------------------------------------------------------------------------------
     TOTAL EQUITY                (139,458)         368,476          22,003         (400,171)        (149,150)
--------------------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES
        AND EQUITY              $ 608,291        $ 604,712       $  62,367        $(700,581)       $ 574,789
==============================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        Condensed Consolidating Statement of Operations - For the year ended July 2, 1999

                                            Issuer        Guarantors    Non-Guarantors        TOTAL
-------------------------------------------------------------------------------------------------------
Sales, net                                $ 150,564        $ 295,039        $  43,634       $ 489,237
Cost of sales                               110,057          218,428           29,808         358,293
-------------------------------------------------------------------------------------------------------
Gross profit                                 40,507           76,611           13,826         130,944
Selling, general and
   administrative                            44,815           13,243            4,476          62,534
-------------------------------------------------------------------------------------------------------
Income from operations                       (4,308)          63,368            9,350          68,410
Interest expense, net                        39,487             (739)             229          38,977
Other expense (income)                          294           (1,180)           1,172             286
-------------------------------------------------------------------------------------------------------
Income (loss) before
   provision for income taxes               (44,089)          65,287            7,949          29,147
Provision for income taxes                  (23,682)          34,604            3,228          14,150
-------------------------------------------------------------------------------------------------------
Net income (loss)                         $ (20,407)       $  30,683        $   4,721       $  14,997
=======================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        Condensed Consolidating Balance Sheet - at July 2, 1999:


                                  Issuer       Guarantors     Non-Guarantors    Eliminations         TOTAL
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS                  $  45,967       $ 117,689        $  28,050        $       -        $ 191,706
Property, plant and
  equipment, net                   44,507          77,132           15,314                -          136,953
Intangible assets                  50,965         153,747            1,428                -          206,140
Investment in
  subsidiaries                    367,167               -                -         (367,167)               -
Deferred financing
  costs, net                       19,257            (128)             229                -           19,358
Deferred taxes                      1,346               -                -                -            1,346
Other long-term
  assets                          106,330          18,938           11,350         (132,685)           3,933
--------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS               $ 635,539       $ 367,378        $  56,371        $(499,852)       $ 559,436
==============================================================================================================
CURRENT LIABILITIES             $  52,551       $  26,868        $  10,842        $       -        $  90,261
Long-term debt                    404,288               -            6,358                -          410,646
Other long-term
   liabilities                    119,759               -           19,158         (132,685)           6,232
--------------------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES               576,598          26,868           36,358         (132,685)         507,139
--------------------------------------------------------------------------------------------------------------
Additional paid-in
   capital                         41,095         296,747           15,641         (312,408)          41,075
Retained earnings
   (deficit)                       17,846          43,763            5,740          (54,759)          12,590
Cumulative currency
   translation
   adjustment                           -               -           (1,368)               -           (1,368)
--------------------------------------------------------------------------------------------------------------
     TOTAL EQUITY                  58,941         340,510           20,013         (367,167)          52,297
--------------------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES
        AND EQUITY              $ 635,539       $ 367,378        $  56,371        $(499,852)       $ 559,436
==============================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        Condensed Consolidating Statement of Operations - For the year ended July 3, 1998

                                            Issuer         Guarantors    Non-Guarantors       TOTAL
-------------------------------------------------------------------------------------------------------
Sales, net                                $ 151,507        $ 137,013        $  21,077       $ 309,597
Cost of sales                               110,886          106,543           15,070         232,499
-------------------------------------------------------------------------------------------------------
Gross profit                                 40,621           30,470            6,007          77,098
Selling, general and
   administrative                            24,218           12,581            2,421          39,220
-------------------------------------------------------------------------------------------------------
Income from operations                       16,403           17,889            3,586          37,878
Interest expense, net                        18,996              477              209          19,682
Other expense (income)                          346             (281)             350             415
-------------------------------------------------------------------------------------------------------
Income (loss) before
   provision for income taxes                (2,939)          17,693            3,027          17,781
Provision for income taxes                   (1,447)           9,023            1,536           9,112
-------------------------------------------------------------------------------------------------------
Net income (loss)                         $  (1,492)       $   8,670        $   1,491       $   8,669
=======================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                        Condensed Consolidating Balance Sheet - at July 3, 1998:

                                  Issuer         Guarantors    Non-Guarantors   Eliminations         Total
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS                  $  18,510        $ 100,147        $  24,621       $  40,446        $ 183,724
Property, plant and
  equipment, net                   40,535           71,304           16,395               -          128,234
Goodwill                           30,624          151,055           12,170               -          193,849
Investment in
  subsidiaries                    333,498                -                -        (333,498)               -
Deferred financing
  costs, net                       22,277              396              118               -           22,791
Other long-term
  assets                            7,041            2,060            1,580               -           10,681
--------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS               $ 452,485        $ 324,962        $  54,884       $(293,052)       $ 539,279
==============================================================================================================
CURRENT LIABILITIES             $  28,855        $  57,395        $  12,577       $       -        $  98,827
Long-term debt                    386,063            6,755            3,633               -          396,451
Other long-term
   liabilities                     (6,377)         (48,273)          21,266          38,712            5,328
--------------------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES               408,541           15,877           37,476          38,712          500,606
--------------------------------------------------------------------------------------------------------------
Additional paid-in
   capital                         41,095          296,747           15,641        (312,408)          41,075
Retained earnings
   (deficit)                        2,849           12,611            1,489         (19,356)          (2,407)
Cumulative currency
   translation
   adjustment                           -             (273)             278               -                5
--------------------------------------------------------------------------------------------------------------
     TOTAL EQUITY                  43,944          309,085           17,408        (331,764)          38,673
--------------------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES
        AND EQUITY              $ 452,485        $ 324,962        $  54,884       $(293,052)       $ 539,279
==============================================================================================================

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

16.  QUARTERLY RESULTS                                    First          Second           Third           Fourth
     OF OPERATIONS      2000                             Quarter         Quarter         Quarter          Quarter
     (UNAUDITED)        -------------------------------------------------------------------------------------------
                        Net sales                       $ 109,926       $ 102,381       $ 138,872       $ 155,649
                        Gross profit                       29,005          27,498          37,994          50,027
                        Income from
                          operations                       14,863          12,652          23,988          20,491
                        Extraordinary item
                          - net of taxes                        -               -               -         (35,374)
                        Net income (loss)               $   2,556       $   1,197       $   7,020       $ (31,741)

                        1999
                        -------------------------------------------------------------------------------------------
                        Net sales                       $ 108,069       $  94,004       $ 129,754       $ 157,410
                        Gross profit                       27,091          24,878          37,680          41,295
                        Income from
                          operations                       13,131          10,320          21,273          23,686
                        Net income                      $   1,543       $     505       $   5,849       $   7,100

                        1998
                        -------------------------------------------------------------------------------------------
                        Net sales                       $  37,791       $  37,831       $  68,388       $ 165,587
                        Gross profit                        9,934          10,464          17,152          39,548
                        Income from
                          operations                        5,886           6,257           7,438          18,297
                        Net income                      $   2,305       $   2,436       $   1,635       $   2,293
                        ===========================================================================================


                        Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products.

                        The extraordinary loss in the fourth quarter of fiscal 2000 was the result of the Recapitalization (Note 2).

INDEPENDENT AUDITORS' REPORT
    ON SUPPLEMENTAL SCHEDULE



Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated August 15, 2000 relating to the consolidated financial statements of Tekni-Plex, Inc. and its wholly owned subsidiaries (the "Company"), which are contained in this Form 10-K, included the audits of the financial statement schedule for the years ended June 30, 2000, July 2, 1999 and July 3, 1998 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.





Woodbridge, New Jersey

August 15, 2000

{LAST PRINTED ON SEPTEMBER 25, 2000}
                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

================================================================================

                                            Balance at    Charged to   Charged to                   BALANCE AT
                                           Beginning of   Costs and       Other                       END OF
                                              Period     Expenses (1)    Accounts   Deductions (2)    PERIOD
----------------------------------------------------------------------------------------------------------------
YEAR ENDED JULY 3, 1998
    Accounts receivable allowance              $  313       $  705       $1,592(3)       $1,284       $1,326
================================================================================================================
YEAR ENDED JULY 2, 1999
    Accounts receivable allowance              $1,326       $  370       $   68(3)       $  102       $1,662
================================================================================================================
YEAR ENDED JUNE 30, 2000
    Accounts receivable allowance              $1,662       $  310       $    -          $  330       $1,642
================================================================================================================

(1) To increase accounts receivable allowance.

(2) Uncollectible accounts written off, net of recoveries.

(3) Balances related to acquisitions.