Form 10-Q
period 2000-09-29
TEKNI PLEX INC
filed 2000-11-13
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 29, 2000

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

                                TEKNI-PLEX, INC.

                                                                                                      Page #
                                                                                                      ------
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 29, 2000
                and June 30, 2000.........................................................................3

           Consolidated Statements of Operations for the three months ended September 29, 2000 and October 1,1999................................................4

           Consolidated Statements of Comprehensive Income for the three months ended September 29, 2000 and October 1, 1999...............................................4

           Consolidated Statements of Cash Flows for the three months ended September 29, 2000 and October 1, 1999...............................................5

               Notes to Consolidated Financial Statements..............................................6-14

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.........................................................15-17

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................17

PART II. OTHER INFORMATION

               Item 1.     Legal proceedings.............................................................18

               Item 2.     Changes in securities.........................................................18

               Item 3.     Defaults upon senior securities...............................................18

               Item 4.     Submission of matters to a vote of securities holders.........................18

               Item 5.     Subsequent events.............................................................18

               Item 6.     Exhibits and reports on Form 8-K..............................................18

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             SEPTEMBER 29,           June 30,
                                                                2000                  2000
                                                             (UNAUDITED)            (Audited)
                                                              ---------             ---------
ASSETS
CURRENT:
   Cash                                                       $  12,296             $  12,525
   Accounts receivable, net of an allowance of
     $1,662 and $1,642 for possible losses                       65,432                96,039
   Inventories                                                   99,799                91,233
   Refundable income taxes                                       10,811                14,883
   Deferred taxes                                                 4,997                 4,997
   Prepaid expenses and other current assets                      4,140                 2,171
                                                              ---------             ---------
         Total current assets                                   197,475               221,848

PROPERTY, PLANT AND EQUIPMENT, NET                              135,867               135,926
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $49,420 AND $45,480 RESPECTIVELY                          186,602               190,492
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $614 AND $ 0 RESPECTIVELY                     18,344                18,897
DEFERRED INCOME TAXES                                            11,243                 5,398
OTHER ASSETS                                                      2,154                 2,228
                                                              ---------             ---------

                                                              $ 551,685             $ 574,789
                                                              =========             =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                          $   8,643             $   8,401
   Accounts payable - trade                                      26,694                30,026
   Accrued payroll and benefits                                   4,583                11,662
   Accrued interest                                               9,890                 2,359
   Accrued liabilities - other                                   14,528                23,521
                                                              ---------             ---------
         TOTAL CURRENT LIABILITIES                               64,338                75,969

LONG-TERM DEBT                                                  638,915               643,192
OTHER LIABILITIES                                                 4,724                 4,778
                                                              ---------             ---------
         TOTAL LIABILITIES                                      707,977               723,939
                                                              ---------             ---------

STOCKHOLDER'S EQUITY:
   Common stock                                                    --                    --
   Additional paid-in capital                                    84,176                84,176
   Cumulative currency translation adjustment                    (5,889)               (4,486)
   Retained earnings (deficit)                                  (14,117)               (8,378)
   Less: Treasury stock                                        (220,462)             (220,462)
                                                              ---------             ---------
         TOTAL STOCKHOLDER'S EQUITY                            (156,292)             (149,150)
                                                              ---------             ---------

                                                              $ 551,685             $ 574,789
                                                              =========             =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 Three months ended
                                                                            -------------------------------
                                                                        SEPTEMBER 29, 2000     October 1, 1999
                                                                            ---------             ---------
NET SALES                                                                   $ 107,617             $ 109,926
COST OF GOODS SOLD                                                             85,195                80,921
                                                                            ---------             ---------
      GROSS PROFIT                                                             22,422                29,005
OPERATING EXPENSES:
   Selling, general and administrative                                         15,111                14,142
                                                                            ---------             ---------
Operating profit                                                                7,311                14,863
   Interest expense                                                           (18,220)               (9,625)
   Other income (expenses)                                                       (530)                 (182)
                                                                            ---------             ---------
Income (loss) before income taxes                                             (11,439)                5,056
Provision for income taxes                                                     (5,700)                2,500
                                                                            ---------             ---------
NET INCOME (LOSS)                                                           $  (5,739)            $   2,556
                                                                            =========             =========


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME (LOSS)                                                           $  (5,739)            $   2,556
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
   Foreign currency translation adjustment                                     (1,403)                 (643)
                                                                            ---------             ---------
COMPREHENSIVE INCOME (LOSS)                                                 $  (7,142)            $   1,913
                                                                            =========             =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                                    Three months ended
                                                                               -----------------------------
                                                                          SEPTEMBER 29, 2000    October 1, 1999
                                                                               --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $ (5,739)            $  2,556

   Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
        Depreciation and amortization                                             9,141                8,497
        Deferred income taxes                                                    (5,876)                 596
   Changes in operating assets and liabilities:
         Accounts receivable                                                     30,101               32,171
         Inventories                                                             (8,590)              (5,072)
         Prepaid expenses and other current assets                                2,051               (5,289)
         Income taxes                                                              --                    (46)
         Accounts payable                                                        (3,656)              (1,664)
         Accrued interest                                                         7,492               (5,415)
         Accrued expenses and other liabilities                                 (16,446)             (20,783)
                                                                               --------             --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                         8,478                5,551
                                                                               --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (4,434)              (3,087)
         Acquisition costs                                                          (50)                (274)
         Deposits and other assets                                                   72                  (91)
                                                                               --------             --------
           NET CASH USED IN INVESTING ACTIVITIES                                 (4,412)              (3,452)
                                                                               --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments/borrowings of long-term debt                                  (4,088)              (2,982)
        Repayments/borrowings of line of credit                                    (135)                (544)
        Debt financing costs                                                        (61)                 (23)
                                                                               --------             --------
                NET CASH USED IN FINANCING ACTIVITIES                            (4,284)              (3,549)
                                                                               --------             --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (11)                 (37)
                                                                               --------             --------

NET DECREASE IN CASH                                                               (229)              (1,487)
CASH, BEGINNING OF PERIOD                                                        12,525               22,117
                                                                               --------             --------
CASH, END OF PERIOD                                                            $ 12,296             $ 20,630
                                                                               --------             --------

SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                            $ 10,143             $ 16,120
                                                                               --------             --------
           Income taxes                                                              39                2,546
                                                                               --------             --------

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.



NOTE 2 - INVENTORIES

Inventories as of September 29, 2000 and June 30, 2000 are summarized as follows:


                                                      SEPTEMBER 29, 2000          June 30, 2000
                                                    -----------------------  -----------------------
                Raw materials                                     $ 42,453                 $ 44,002
                Work-in-process                                      7,049                    7,024
                Finished goods                                      50,297                   40,207
                                                    -----------------------  -----------------------
                                                                  $ 99,799                 $ 91,233
                                                    -----------------------  -----------------------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                        SEPTEMBER 29,2000            June 30, 2000
                                                     ------------------------   -----------------------
Senior Subordinated Notes issued June 21,2000 at
12-3/4% due June 15, 2010. (less unamortized discount               $ 271,327               $ 271,232
of $ 3,673 and $3,768)
Senior Debt:

   Revolving line of credit, expiring June, 2006.
   At September 29, 2000, the interest rate was                        28,000                  30,000
   9.625% and 11.5%.

   Term notes due June, 2006 and June, 2008, with
   interest rates at September 29, 2000 of 9.6875%                    342,140                 344,000
   and 10.1875%.

Other, primarily foreign term loans, with interest
rates ranging from 4 -1/4% to 8.4% and maturities                       6,091                   6,361
from 2000 to 2004
                                                       ------------------------   -----------------------
                                                                      647,558                 651,593
Less: Current maturities                                                8,643                   8,401
                                                       ------------------------   -----------------------
                                                                    $ 638,915               $ 643,192
                                                       ------------------------   -----------------------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 4 - CONTINGENCIES

       (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,640 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $699 (32,083 Belgian francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

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

Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                       Healthcare
                                       Packaging,           Consumer                              Specialty
                                        Products,          Packaging              Food           Resins and
                                    and Materials       and Products         Packaging            Compounds             TOTAL
                                      --------            --------            --------            --------             --------
September 29, 2000
Revenues from external
    customers                         $ 35,916            $ 31,632            $ 27,831            $ 12,238             $107,617
Interest expense                         5,501               5,939               4,122               2,658               18,220
Depreciation and
    amortization                         2,746               2,880               2,140               1,120                8,886
Segment income (loss) from
    operations                           2,963               3,837               5,750              (1,754)              10,796
Expenditures for segment
    assets                               1,281               1,129               1,364                 638                4,412
Segment assets                         167,527             209,671              73,646              80,962              531,806
                                      --------            --------            --------            --------             --------

October 1, 1999
Revenues from external
    customers                         $ 37,270            $ 32,426            $ 25,116            $ 15,114             $109,926
Interest expense                         2,857               3,212               2,101               1,455                9,625
Depreciation and
    amortization                         2,583               2,726               1,889               1,127                8,325
Segment income from
    operations                           7,102               4,513               4,673               1,469               17,757
Expenditures for segment
    assets                                 879                 904               1,178                 180                3,141
                                      --------            --------            --------            --------             --------
June 30, 2000
    Segment assets                     171,764             220,576              77,642              83,900              553,882
                                      --------            --------            --------            --------             --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                                                 SEPTEMBER 29, 2000      October 1, 1999
                                                                      ---------             ---------
PROFIT OR LOSS
Total operating profit for reportable segments before
     income taxes                                                     $  10,796             $  17,757
Corporate and eliminations                                               (3,485)               (2,894)
                                                                      ---------             ---------
                                                                      $   7,311             $  14,863
                                                                      =========             =========

DEPRECIATION AND AMORTIZATION
Segment totals                                                        $   8,886             $   8,325
Corporate                                                                   255                   107
                                                                      ---------             ---------
     Consolidated total                                               $   9,141             $   8,432
                                                                      =========             =========

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments                           $   4,412             $   3,141
Other unallocated expenditures                                               22                    49
                                                                      ---------             ---------
     Consolidated total                                               $   4,434             $   3,190
                                                                      =========             =========


                                                                 SEPTEMBER 29, 2000       June 30, 2000
                                                                      ---------             ---------
ASSETS
Total assets from reportable segments                                 $ 531,806             $ 553,882
Other unallocated amounts                                                19,879                20,907
                                                                      ---------             ---------
     Consolidated total                                               $ 551,685             $ 574,789
                                                                      =========             =========




GEOGRAPHIC INFORMATION
                                                                 SEPTEMBER 29, 2000      October 1, 1999
                                                                      ---------             ---------
REVENUES
United States                                                         $  96,781             $ 100,039
International                                                            10,836                 9,887
                                                                      ---------             ---------
   Total                                                              $ 107,617             $ 109,926
                                                                      =========             =========


                                                                 SEPTEMBER 29, 2000      June 30, 2000
                                                                     ---------             ---------
LONG-LIVED ASSETS
United States                                                        $ 318,182             $ 323,691
International                                                           36,028                29,250
                                                                     ---------             ---------
   Total                                                             $ 354,210             $ 352,941
                                                                     =========             =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)



                  For the three months ended September 29, 2000

                                                                                                                        Non-
                                                       TOTAL                 Issuer             Guarantors           Guarantors
                                                     ---------             ---------             ---------            ---------
Net sales                                            $ 107,617             $  36,701             $  60,080            $  10,836

Cost of sales                                           85,195                27,245                50,275                7,675
                                                     ---------             ---------             ---------            ---------

Gross profit                                            22,422                 9,456                 9,805                3,161

Operating expenses:
   Selling, General and administrative                  15,111                 9,461                 4,544                1,106
                                                     ---------             ---------             ---------            ---------

Income from operations                                   7,311                    (5)                5,261                2,055

Interest expense, net                                   18,220                18,548                  (107)                (221)

Other expense (income)                                     530                    74                   (63)                 519
                                                     ---------             ---------             ---------            ---------

Income (loss) before provision for income
taxes                                                  (11,439)              (18,627)                5,431                1,757

Provision for income taxes                              (5,700)               (9,125)                2,700                  725
                                                     ---------             ---------             ---------            ---------

Net income(loss)                                     $  (5,739)            $  (9,502)            $   2,731            $   1,032
                                                     =========             =========             =========            =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                   For the three months ended October 1, 1999

                                                                                                                    Non-
                                                      TOTAL               Issuer             Guarantors          Guarantors
                                                     --------            --------             --------             --------
Net sales                                            $109,926            $ 40,614             $ 59,425             $  9,887

Cost of sales                                          80,921              27,879               46,334                6,708
                                                     --------            --------             --------             --------

Gross profit                                           29,005              12,735               13,091                3,179

Operating expenses:
   Selling, General and administrative                 14,142               9,065                3,954                1,123
                                                     --------            --------             --------             --------

Income from operations                                 14,863               3,670                9,137                2,056

Interest expense, net                                   9,625               9,704                  (84)                   5

Other expense (income)                                    182                  94                 (286)                 374
                                                     --------            --------             --------             --------

Income (loss) before provision for income
taxes                                                   5,056              (6,128)               9,507                1,677

Provision for income taxes                              2,500              (3,035)               4,705                  830
                                                     --------            --------             --------             --------

Net income(loss)                                     $  2,556            $ (3,093)            $  4,802             $    847
                                                     ========            ========             ========             ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



          Condensed Consolidated Balance Sheet - at September 29, 2000
                                   (Unaudited)



                                                                                                                           Non-
                                                    TOTAL         Eliminations         Issuer          Guarantors        Guarantors
                                                  ---------         ---------         ---------         ---------        ---------
Current assets                                    $ 197,475         $    --           $  53,962         $ 117,749        $  25,764
Property, plant and equipment, net                  135,867              --              41,176            79,433           15,258
Intangible assets                                   186,602              --              24,286           154,038            8,278
Investment in subsidiaries                             --            (402,642)          402,642              --               --
Deferred charges                                     18,344              --              18,344              --               --
Other assets                                         13,397          (301,515)           48,989           253,431           12,492
                                                  ---------         ---------         ---------         ---------        ---------

   Total assets                                   $ 551,685         $(704,157)        $ 589,399         $ 604,651        $  61,792
                                                  =========         =========         =========         =========        =========

Current liabilities                               $  64,338         $    --           $  28,798         $  21,652        $  13,888
Long-term debt                                      638,915              --             634,027              --              4,888
Other long-term liabilities                           4,724          (301,515)           74,555           210,300           21,384
                                                  ---------         ---------         ---------         ---------        ---------
   Total liabilities                                707,977          (301,515)          737,380           231,952           40,160
                                                  ---------         ---------         ---------         ---------        ---------
Additional paid-in capital                           84,176          (312,408)           84,156           296,787           15,641
Retained earnings                                   (14,117)          (90,234)          (11,675)           75,912           11,880
Cumulative currency translation adjustment           (5,889)             --                --                --             (5,889)
Less: Treasury stock                               (220,462)             --            (220,462)             --               --
                                                  ---------         ---------         ---------         ---------        ---------
   Total equity                                    (156,292)         (402,642)         (147,981)          372,699           21,632
                                                  ---------         ---------         ---------         ---------        ---------
Total liabilities and equity                      $ 551,685         $(704,157)        $ 589,399         $ 604,651        $  61,792
                                                  =========         =========         =========         =========        =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



             Condensed Consolidated Balance Sheet - at June 30, 2000



                                                                                                                            Non-
                                                    TOTAL         Eliminations         Issuer           Guarantors        Guarantors
                                                  ---------         ---------         ---------         ---------         ---------
Current assets                                    $ 221,848         $    --           $  61,275         $ 134,456         $  26,117
Property, plant and equipment, net                  135,926              --              41,852            78,957            15,117
Intangible assets                                   190,492              --              31,519           150,476             8,497
Investment in subsidiaries                             --            (398,879)          398,879              --                --
Deferred financing costs, net                        18,897              --              18,897              --                --
Deferred taxes                                        5,398              --               5,398              --                --
Other long-term assets                                2,228          (301,702)           50,471           240,823            12,636
                                                  ---------         ---------         ---------         ---------         ---------

   Total assets                                   $ 574,789         $(700,581)        $ 608,291         $ 604,712         $  62,367
                                                  =========         =========         =========         =========         =========



Current liabilities                               $  75,969         $    --           $  37,296         $  24,390         $  14,283
Long-term debt                                      643,192              --             637,793              --               5,399
Other long-term liabilities                           4,778          (300,410)           72,660           211,846            20,682
                                                  ---------         ---------         ---------         ---------         ---------
   Total liabilities                                723,939          (300,410)          747,749           236,236            40,364
                                                  ---------         ---------         ---------         ---------         ---------

Additional paid-in capital                           84,176          (313,700)           85,355           296,880            15,641
Retained earnings (deficit)                          (8,378)          (86,471)           (4,351)           71,596            10,848
Cumulative currency translation adjustment
                                                     (4,486)             --                --                --              (4,486)
   Treasury stock                                  (220,462)             --            (220,462)             --                --
                                                  ---------         ---------         ---------         ---------         ---------
   Total equity                                    (149,150)         (400,171)         (139,458)          368,476            22,003
                                                  ---------         ---------         ---------         ---------         ---------

Total liabilities and equity                      $ 574,789         $(700,581)        $ 608,291         $ 604,712         $  62,367
                                                  =========         =========         =========         =========         =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2001 COMPARED WITH THE FIRST QUARTER OF FISCAL 2000

Net Sales decreased to $107.6 million for the three months ended September 29, 2000 from $109.9 million for the three months ended October 1, 1999. This represents a decrease of $2.3 million or 2.1%. Declines in the Consumer, Healthcare and Specialty Resins segments were partially offset by gains in Food Packaging sales. In the Consumer Packaging and Products business segment, sales were affected by continued wet weather in the Northeast and a decision by the unit's major customer to minimize customer-held inventories during the off-season. The latter factor is a timing issue, because normal customer inventories will be required to meet demand in the heavy selling season, requiring a re-filling of the distribution pipeline prior to that time. In the Healthcare Packaging, Products and Materials business segment, sales were affected by contracting customer inventories in anticipation of lower pricing as a result of falling resin costs. In the Specialty Resins and Compounds business segment, comparative sales were affected by the precipitous loss of one of the unit's traditional markets during the fiscal first quarter of 2000, when a large resin producer began to offer competitive products below the unit's costs. To offset this loss, the Company has already developed several new premium specialty products, primarily for medical device markets, but it will take a number of quarters before the full amount of lost sales can be replaced.

Cost of Sales rose to $85.2 million for the three months ended September 29, 2000 from $80.9 million for the three months ended October 1, 1999, an increase of $4.3 million. Expressed as a percentage of net sales, cost of sales increased to 79.2% for the three months ended September 29, 2000 from 73.6% for the three months ended October 1, 1999. Higher resin costs, which appear to have peaked in the fiscal first quarter of 2001, accounted for the increase. Aggressive selling in the Medical Plastics business unit to fill its recent capacity expansion precluded passing the last round of resin increases through to its customers. Overhead absorption issues in the Healthcare Packaging, Products and Materials and Specialty Resins and Compounds segments as a result of lower sales, also contributed to higher cost of sales for the period.

Gross Profit as a result, decreased to $22.4 million or 20.8% of net sales for the three months ended September 29, 2000, from $29.0 million or 26.4% of net sales for the three months ended October 1, 1999.

Selling, general and administrative expense was $15.1 million or 14.0% of net sales in the three months ended September 29, 2000 compared to $14.1 million or 12.9% of net sales in the three months ended October 1, 1999. The increase is a timing issue due to a change in senior executive compensation structure in connection with the recapitalization of the Company on June 21, 2000. For fiscal 2001, total senior executive compensation is expected to be less than for fiscal 2000.

Operating profit, as a result of the foregoing, declined to $7.3 million or 6.8% of net sales for the three months ended September 29, 2000, from $14.9 million or 13.5% of net sales for the three months ended October 1, 1999.

Interest expense increased to $18.2 million or 16.9% of net sales in the three months ended September 29, 2000 from $9.6 million or 8.8% of net sales in the three months ended October 1, 1999. The increase was due to higher debt levels as a result of the recapitalization of the Company on June 21, 2000, and higher interest rates.

Income (loss) before income taxes, as a result, was a loss of $11.4 million for the three months ended September 29, 2000 compared to a gain of $5.1 million for the three months ended October 1, 1999.

Provision for income taxes was a credit of $5.7 million for the three months ended September 29, 2000, compared to a provision of $2.5 million for the three months ended October 1, 1999. The Company's effective tax rate was 49.8% for the three months ended September 29, 2000. This was about the same as the effective tax rate of 49.5% for the three months ended October 1, 1999.

Net income, as a result, was a loss of $5.7 million for the three months ended September 29, 2000 compared with a gain of $2.6 million for the three months ended October 1, 1999.



LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended September 29, 2000 was $8.5 million compared with $5.6 million in the same period in the prior year. The increase of $2.9 million was due primarily to the timing of interest payments.

Working capital on September 29, 2000 was $133.1 million compared to $145.9 million on June 30, 2000. The decrease was due primarily to a seasonal reduction in accounts receivable offset by a normal seasonal increase in inventories.

As of September 29, 2000, the Company had an outstanding balance of $28.0 million under the $100.0 million revolving credit line. This represents a reduction of $2.0 million from the outstanding balance as of June 30, 2000.

The Company's capital expenditures for the three months ended September 29, 2000 and October 1, 1999 were $4.4 million compared with $3.1 million for the three months ended October 1, 1999.

The Company continues to expect that its principal uses of cash for the next several years will be acquisitions, debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds available in the Company's credit facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and acquisitions which management believes will provide an attractive return on investment. However, the probability exists that the Company may need additional financing to take advantage of all the acquisition opportunities that might arise in the next several quarters. There can be no assurance that such financing will be available in the amounts and terms acceptable to the Company.




ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At September 29, 2000, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $376.3 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $1.9 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion.

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

Item 2.  Changes in Securities
        None

Item 3.  Defaults Upon Senior Securities
        None

Item 4.  Submission of Matters to a Vote of Securities holders
        Not applicable

Item 5.  Subsequent Events

        On October 25, 2000, the Company acquired substantially all of the assets of Super Plastics, Inc. from RCR International, Inc. for approximately $9.3 million to be adjusted for actual inventory to be acquired. Super Plastics is located in Mississauga, Canada, where it manufactures garden hose, air hose, carpet runners, and flex tube products primarily for the U.S. and Canadian markets. It will become part of the Company's Consumer Packaging and Products business segment.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibit 27 - Financial Data Schedule
(b)      Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   TEKNI-PLEX, INC.


November 13, 2000

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