Form 10-Q
period 2000-12-29
TEKNI PLEX INC
filed 2001-02-12
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 29, 2000
                                        -----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

         For the transition period from                  to
                                        ----------------    ----------------

                        Commission file number 333-28157
                                              --------------

                                TEKNI-PLEX, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                               22-3286312
    ---------------------------------       ------------------------------------
       (State or other jurisdiction         (IRS Employer Identification Number)
    of incorporation or organization)

         201 Industrial Parkway                        (908) 722-4800
    ---------------------------------       ------------------------------------
      Somerville, New Jersey 08876            (Registrant's telephone number)
    ---------------------------------
(Address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/  No /  /

                                TEKNI-PLEX, INC.

                                                                                                      Page #
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 29, 2000
                and June 30, 2000 .................................................................        3

         Consolidated Statements of Operations for the six months and three months
                ended December 29, 2000 and December 31, 1999 .....................................        4

         Consolidated Statements of Comprehensive Income for the six months and
                three months ended December 29, 2000 and December 31, 1999 ........................        4

         Consolidated Statements of Cash Flows for the six months
                ended December 29, 2000 and December 31, 1999 .....................................        5

         Notes to Consolidated Financial Statements ...............................................     6-15

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS .....................................................    16-18

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                    RISK ..........................................................................       18

PART II. OTHER INFORMATION

               Item 1.     Legal proceedings ......................................................       19

               Item 2.     Changes in securities ..................................................       19

               Item 3.     Defaults upon senior securities ........................................       19

               Item 4.     Submission of matters to a vote of securities holders ..................       19

               Item 5.     Other information ......................................................       19

               Item 6.     Exhibits and reports on Form 8-K .......................................       19

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       DECEMBER 29, 2000   June 30, 2000
                                                          (UNAUDITED)
                                                       -----------------   -------------
ASSETS
CURRENT:
   Cash                                                   $   9,938         $  12,525
   Accounts receivable, net of an allowance of
     $1,528 and $1,642 for possible losses                   67,126            96,039
   Inventories                                              126,519            91,233
   Refundable income taxes                                   10,845            14,883
   Deferred income taxes                                      4,997             4,997
   Prepaid expenses and other current assets                  5,187             2,171
                                                          ---------         ---------
         TOTAL CURRENT ASSETS                               224,612           221,848

PROPERTY, PLANT AND EQUIPMENT, NET                          138,742           135,926
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $53,359 AND $45,480 RESPECTIVELY                      188,493           190,492
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $1,233 AND $0 RESPECTIVELY                17,795            18,897
DEFERRED INCOME TAXES                                        16,047             5,398
OTHER ASSETS                                                  2,141             2,228
                                                          ---------         ---------
                                                          $ 587,830         $ 574,789
                                                          =========         =========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                      $   8,193         $   8,401
   Accounts payable - trade                                  26,563            30,026
   Accrued payroll and benefits                               5,006            11,662
   Accrued interest                                           2,320             2,359
   Accrued liabilities - other                               16,303            23,521
                                                          ---------         ---------
         TOTAL CURRENT LIABILITIES                           58,385            75,969

LONG-TERM DEBT                                              679,198           643,192
OTHER LIABILITIES                                             4,603             4,778
                                                          ---------         ---------
         TOTAL LIABILITIES                                  742,186           723,939
                                                          ---------         ---------
STOCKHOLDER'S EQUITY:
   Common stock                                                  --                --
   Additional paid-in capital                                90,176            84,176
   Cumulative currency translation adjustment                (5,046)           (4,486)
   Retained earnings                                        (19,024)           (8,378)
   Less: Treasury stock                                    (220,462)         (220,462)
                                                          ---------         ---------
         TOTAL STOCKHOLDER'S EQUITY                        (154,356)         (149,150)
                                                          ---------         ---------
                                                          $ 587,830         $ 574,789
                                                          =========         =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three months ended                  Six months ended
                                                  DECEMBER 29,      December 31,     DECEMBER 29,     December 31,
                                                     2000              1999             2000             1999
                                                     ----              ----             ----             ----
NET SALES                                         $ 105,873         $ 106,258        $ 217,780         $ 220,269
COST OF SALES                                        81,750            78,760          171,235           163,766
                                                  ---------         ---------        ---------         ---------
      GROSS PROFIT                                   24,123            27,498           46,545            56,503
OPERATING EXPENSES:
   Selling, general and administrative               14,368            14,846           29,479            28,988
                                                  ---------         ---------        ---------         ---------
OPERATING PROFIT                                      9,755            12,652           17,066            27,515
OTHER EXPENSES:
   Interest expense                                  19,642             9,914           37,862            19,539
   Other expenses (income)                              (80)              441              450               623
                                                  ---------         ---------        ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES                    (9,807)            2,297          (21,246)            7,353
PROVISION FOR INCOME TAXES                           (4,900)            1,100          (10,600)            3,600
                                                  ---------         ---------        ---------         ---------
NET INCOME (LOSS)                                 $  (4,907)        $   1,197        $ (10,646)        $   3,753
                                                  =========         =========         =========         =========

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME (LOSS)                                 $  (4,907)        $   1,197         $ (10,646)        $   3,753
OTHER COMPREHENSIVE INCOME (LOSS), NET OF
   TAXES
   Foreign currency translation adjustment              843            (1,362)             (560)           (2,005)

                                                  ---------         ---------        ---------         ---------
COMPREHENSIVE INCOME (LOSS)                       $  (4,064)        $    (165)        $ (11,206)        $   1,748
                                                  =========         =========         =========         =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                                     Six months ended
                                                                          DECEMBER 29, 2000   December 31, 1999
                                                                          -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $(10,646)           $  3,753
   Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:

        Depreciation and amortization                                           18,470              16,712
        Deferred income taxes                                                  (10,650)                478
   Changes in operating assets and liabilities:
        Accounts receivable                                                     28,896              36,500
        Inventories                                                            (31,405)            (27,167)
        Prepaid expenses and other current assets                                1,013              (5,959)
        Income taxes                                                                --                (486)
        Accounts payable                                                        (3,485)                913
        Accrued interest                                                           (43)              1,102
        Accrued expenses and other liabilities                                 (18,313)            (19,552)
                                                                              --------            --------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (26,163)              6,294
                                                                              --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital expenditures                                                    (8,679)             (6,212)
        Acquisition costs                                                       (9,284)               (144)
        Deposits and other assets                                                   86                (145)
                                                                              --------            --------
                NET CASH USED IN INVESTING ACTIVITIES                          (17,877)             (6,501)
                                                                              --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings (repayments) of long-term debt                              35,709               1,553
        Net borrowings (repayments) under line of credit                         (140)                (85)
        Receipt of Additional paid-in capital                                   6,000                  --
        Debt financing costs                                                     (131)                (23)
                                                                              --------            --------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                       41,438               1,445
                                                                              --------            --------
        EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     15                 (10)
                                                                              --------            --------
NET INCREASE (DECREASE) IN CASH                                                 (2,587)              1,228
CASH, BEGINNING OF PERIOD                                                       12,525              22,117
                                                                              --------            --------
CASH, END OF PERIOD                                                           $  9,938            $ 23,345
                                                                              ========            ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
        Interest                                                              $ 37,551            $ 19,978
        Income taxes                                                               932               5,139

          See accompanying notes to consolidated financial statements

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



NOTE 2 - INVENTORIES

Inventories as of December 29, 2000 and June 30, 2000 are summarized as follows:


                                           DECEMBER 29, 2000       June 30, 2000
                                           -----------------       -------------
                Raw materials                        $38,139             $44,002
                Work-in-process                        7,886               7,024
                Finished goods                        80,494              40,207
                                                    --------             -------
                                                    $126,519             $91,233
                                                    --------             -------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                           DECEMBER 29, 2000              June 30, 2000
                                                           -----------------              -------------
Senior Subordinated Notes issued June 21, 2000 at
12-3/4% due June 15, 2010. (Less unamortized
discount of $3,579 and $3,768)                                      $271,421                   $271,232

Senior Debt:
   Revolving line of credit, expiring June, 2006.
   At December 29, 2000, the interest rate ranged
   from 9.6875% to 11.5%.                                             70,000                     30,000

   Term notes due June, 2006 and June, 2008, with
   interest rates at December 29, 2000 of 9.6875%
   and 10.1875%.                                                     340,280                    344,000

Other, primarily foreign term loans, with interest
rates ranging from 4-1/4% to 8.4% and maturities ranging
from 2000 to 2004                                                      5,690                      6,361
                                                                    --------                   --------
                                                                     687,391                    651,593
Less: Current maturities                                               8,193                      8,401
                                                                    --------                   --------
                                                                    $679,198                   $643,192
                                                                    --------                   --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4 - CONTINGENCIES

       (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,757 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $749 (32,083 Belgian Francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

       (b) The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position and results of operations.

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

Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                    Healthcare
                                    Packaging,        Consumer                        Specialty
                                     Products,       Packaging                       Resins and
                                 and Materials    and Products     Food Packaging     Compounds       TOTAL
                                 -------------    ------------     --------------     ---------       -----
Three months ended
December 29, 2000
Revenues from external
    Customers                       $ 36,712        $ 24,865           $ 31,199        $ 13,097       $105,873
Interest expense                       6,194           6,212              4,468           2,768         19,642
Depreciation and
    Amortization                       2,729           3,018              2,176           1,149          9,072
Income (loss) from operations          4,708           3,276              5,833            (491)        13,326
Expenditures for segment
    Assets                               256           2,705                100             802          3,863
                                    --------        --------           --------        --------       --------
Three months ended
December 31, 1999
Revenues from external
    Customers                       $ 35,223        $ 29,473           $ 27,693        $ 13,869       $106,258
Interest expense                       2,974           3,319              2,122           1,499          9,914
Depreciation and
    Amortization                       2,679           2,427              1,928           1,136          8,170
Income (loss) from operations          5,396           4,472              6,900            (370)        16,398
Expenditures for segment
    Assets                               202             759              1,586             374          2,921
                                    --------        --------           --------        --------       --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                  Healthcare
                                  Packaging,         Consumer                              Specialty
                                   Products,         Packaging                             Resins and
                                 and Materials      and Products      Food Packaging        Compounds            TOTAL
                                 -------------      ------------      --------------        ---------            -----
Six months ended
December 29, 2000
Revenues from external
    Customers                      $ 73,465           $ 57,729           $ 60,716           $ 25,870            $217,780
Interest expense                     11,695             12,151              8,590              5,426              37,862
Depreciation and
    Amortization                      5,475              5,898              4,316              2,269              17,958
Income (loss) from operations         7,671              7,113             11,583             (2,245)             24,122
Expenditures for segment
    Assets                            1,537              3,834              1,464              1,440               8,275
                                   --------           --------           --------           --------            --------
Six months ended
December 31, 1999
Revenues from external
    Customers                      $ 73,256           $ 63,192           $ 54,341           $ 29,480            $220,269
Interest expense                      5,831              6,531              4,223              2,954              19,539
Depreciation and
    Amortization                      5,262              5,153              3,817              2,263              16,495
Income from operations               12,498              8,985             11,573              1,099              34,155
Expenditures for segment
    Assets                            1,081              1,663              2,764                554               6,062
                                   --------           --------           --------           --------            --------

                                                     Three months ended                        Six months ended
                                               DECEMBER 29,        December 31,       DECEMBER 29,        December 31,
                                                  2000                1999                2000                1999
                                                  ----                ----                ----                ----
PROFIT OR LOSS
Total operating profit for reportable
     segments before income taxes               $ 13,326            $ 16,398            $ 24,122            $ 34,155
Corporate and eliminations                        (3,571)             (3,746)             (7,056)             (6,640)
                                                --------            --------            --------            --------
                                                $  9,755            $ 12,652            $ 17,066            $ 27,515
                                                ========            ========            ========            ========
DEPRECIATION AND AMORTIZATION
Segment totals                                  $  9,072            $  8,170            $ 17,958            $ 16,495
Corporate                                            257                 110                 512                 217
                                                --------            --------            --------            --------
     Consolidated total                         $  9,329            $  8,280            $ 18,470            $ 16,712
                                                ========            ========            ========            ========
EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures           $  3,863            $  2,921            $  8,275            $  6,062
Other unallocated expenditures                       382                 101                 404                 150
                                                --------            --------            --------            --------
     Consolidated total                         $  4,245            $  3,022            $  8,679            $  6,212
                                                ========            ========            ========            ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

SEGMENT ASSETS
                                        Healthcare
                                        Packaging,           Consumer                              Specialty
                                         Products,          Packaging                             Resins and
                                     and Materials       and Products     Food Packaging           Compounds              TOTAL
                                     -------------       ------------     --------------           ---------              -----
December 29, 2000                          164,441            244,536             72,555              80,993            562,525

June 30, 2000                              171,764            220,576             77,642              83,900            553,882
                                           -------            -------             ------              ------            -------


                                           DECEMBER 29, 2000             June 30, 2000
                                           -----------------             -------------
TOTAL ASSETS
Total assets from reportable segments               $562,525                  $553,882
Other unallocated amounts                             25,305                    20,907
                                                    --------                  --------
     Consolidated total                             $587,830                  $574,789
                                                    ========                  ========

GEOGRAPHIC INFORMATION

                             Three months ended                    Six months ended
                       DECEMBER 29,       December 31,      DECEMBER 29,        December 31,
                          2000               1999               2000               1999
                          ----               ----               ----               ----
REVENUES
United States           $ 93,906           $ 95,597           $194,750           $199,559
International             11,967             10,661             23,030             20,710
                        --------           --------           --------           --------
   Total                $105,873           $106,258           $217,780           $220,269
                        ========           ========           ========           ========

                        DECEMBER 29, 2000    June 30, 2000
                        -----------------    -------------
LONG-LIVED ASSETS
United States               $317,251           $323,691
International                 45,967             29,250
                            --------           --------
   Total                    $363,218           $352,941
                            ========           ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)

                   For the three months ended December 29,2000

                                                                                                                        Non-
                                                          TOTAL                Issuer             Guarantors         Guarantors
                                                          -----                ------             ----------         ----------
Net sales                                                $105,873              $40,567             $53,339             $11,967
Cost of sales                                              81,750               30,947              42,469               8,334
                                                         --------              -------             -------             -------
Gross profit                                               24,123                9,620              10,870               3,633
Operating expenses:
   Selling, General and administrative                     14,368                9,022               4,112               1,234
                                                         --------              -------             -------             -------
Income from operations                                      9,755                  598               6,758               2,399
Interest expense (income), net                             19,642               19,695               (103)                  50
Other expense (income)                                       (80)                   50               (302)                 172
                                                         --------              -------             -------             -------
Income (loss) before provision for income
  taxes                                                   (9,807)             (19,147)               7,163               2,177
Provision for income taxes                                (4,900)              (9,775)               4,083                 792
                                                         --------              -------             -------             -------
Net income (loss)                                        $(4,907)             $(9,372)              $3,080              $1,385
                                                         =======              =======               ======              ======


                   For the six months ended December 29, 2000


                                                                                                                   Non-
                                                   TOTAL                Issuer             Guarantors           Guarantors
                                                   -----                ------             ----------           ----------
Net sales                                        $ 217,780            $  78,988            $ 115,762            $  23,030
Cost of sales                                      171,235               59,912               95,087               16,236
                                                 ---------            ---------            ---------            ---------
Gross profit                                        46,545               19,076               20,675                6,794
Operating expenses:

   Selling, General and administrative              29.479               18,483                8,656                2,340
                                                 ---------            ---------            ---------            ---------
Income from operations                              17,066                  593               12,019                4,454
Interest expense (income), net                      37,862               38,243                 (210)                (171)
Other expense (income)                                 450                  124                 (365)                 691
                                                 ---------            ---------            ---------            ---------
Income (loss) before income taxes                  (21,246)             (37,774)              12,594                3,934

Provision for income taxes                         (10,600)             (18,900)               6,783                1,517
                                                 ---------            ---------            ---------            ---------
Net income (loss)                                $ (10,646)           $ (18,874)           $   5,811            $   2,417
                                                 =========            =========            =========            =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)

                  For the three months ended December 31, 1999

                                                                                                     Non-
                                                   TOTAL          Issuer         Guarantors       Guarantors
                                                   -----          ------         ----------       ----------
Net sales                                        $106,258        $ 33,906         $ 61,691         $ 10,661
Cost of sales                                      78,760          25,384           45,783            7,593
                                                 --------        --------         --------         --------
Gross profit                                       27,498           8,522           15,908            3,068
Operating expenses:
   Selling, General and administrative             14,846          11,693            1,828            1,325
                                                 --------        --------         --------         --------
Income (loss) from operations                      12,652          (3,171)          14,080            1,743
Interest expense (income), net                      9,914           9,951              120             (157)
Other expense (income)                                441              20             (294)             715
                                                 --------        --------         --------         --------
Income (loss) before provision for income
  taxes                                             2,297         (13,142)          14,254            1,185
Provision for income taxes                          1,100          (6,465)           6,995              570
                                                 --------        --------         --------         --------
Net income (loss)                                $  1,197        $ (6,677)        $  7,259         $    615
                                                 ========        ========         ========         ========



                   For the six months ended December 31, 1999

                                                                                                         Non-
                                                   TOTAL           Issuer           Guarantors        Guarantors
                                                   -----           ------           ----------        ----------
Net sales                                        $ 220,269        $  76,163         $ 123,396         $  20,710
Cost of sales                                      163,766           54,906            94,397            14,463
                                                 ---------        ---------         ---------         ---------
Gross profit                                        56,503           21,257            28,999             6,247
Operating expenses:
   Selling, General and administrative              28,988           20,758             5,782             2,448
                                                 ---------        ---------         ---------         ---------
Income from operations                              27,515              499            23,217             3,799
Interest expense (income), net                      19,539           19,655                36              (152)
Other expense (income)                                 623              114              (580)            1,089
                                                 ---------        ---------         ---------         ---------
Income (loss) before provision for income
  taxes                                              7,353          (19,270)           23,761             2,862
Provision for income taxes                           3,600           (9,500)           11,700             1,400
                                                 ---------        ---------         ---------         ---------
Net income (loss)                                $   3,753        $  (9,770)        $  12,061         $   1,462
                                                 =========        =========         =========         =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
           Condensed Consolidated Balance Sheet - at December 29, 2000
                                   (Unaudited)

                                                                                                                             Non-
                                                    TOTAL          Eliminations         Issuer          Guarantors        Guarantors
                                                    -----          ------------         ------          ----------        ----------
Current assets                                    $ 224,612         $      --         $  55,613         $ 134,607         $  34,392
Property, plant and equipment, net                  138,742                --            39,778            79,312            19,652
Intangible assets, net                              188,493                --            20,599           154,074            13,820
Investment in subsidiaries                               --          (407,250)          407,250                --                --
Deferred financing costs, net                        17,795                --            17,807               (12)               --
Other long-term assets                               18,188          (332,140)           77,767           260,066            12,495
                                                  ---------         ---------         ---------         ---------         ---------
   Total assets                                   $ 587,830         $(739,390)        $ 618,814         $ 628,047         $  80,359
                                                  =========         =========         =========         =========         =========

Current liabilities                               $  58,385         $      --         $  21,715         $  17,756         $  18,914
Long-term debt                                      679,198                --           674,261                --             4,937
Other long-term liabilities                           4,603          (332,140)           68,141           236,097            32,505
                                                  ---------         ---------         ---------         ---------         ---------
   Total liabilities                                742,186          (332,140)          764,117           253,853            56,356
                                                  ---------         ---------         ---------         ---------         ---------
Additional paid-in capital                           90,176          (312,551)           90,156           296,787            15,784
Retained earnings (deficit)                         (19,024)          (94,699)          (14,997)           77,407            13,265
Cumulative currency translation adjustment           (5,046)               --                --                --            (5,046)
Less: Treasury stock                               (220,462)               --          (220,462)               --                --
                                                  ---------         ---------         ---------         ---------         ---------
   Total equity                                    (154,356)         (407,250)         (145,303)          374,194            24,003
                                                  ---------         ---------         ---------         ---------         ---------
Total liabilities and equity                      $ 587,830         $(739,390)        $ 618,814         $ 628,047         $  80,359
                                                  =========         =========         =========         =========         =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheet - at June 30, 2000

                                                                                                                            Non-
                                                    Total          Eliminations         Issuer         Guarantors        Guarantors
Current assets                                    $ 221,848         $      --         $  61,275        $ 134,456         $  26,117
Property, plant and equipment, net                  135,926                --            41,852           78,957            15,117
Intangible assets, net                              190,492                --            31,519          150,476             8,497
Investment in subsidiaries                               --          (398,879)          398,879               --                --
Deferred financing costs, net                        18,897                --            18,897               --                --
Deferred taxes                                        5,398                --             5,398               --                --
Other long-term assets                                2,228          (301,702)           50,471          240,823            12,636
                                                  ---------         ---------         ---------        ---------         ---------
   Total assets                                   $ 574,789         $(700,581)        $ 608,291        $ 604,712         $  62,367
                                                  =========         =========         =========        =========         =========

Current liabilities                               $  75,969         $      --         $  37,296        $  24,390         $  14,283
Long-term debt                                      643,192                --           637,793               --             5,399
Other long-term liabilities                           4,778          (300,410)           72,660          211,846            20,682
                                                  ---------         ---------         ---------        ---------         ---------
   Total liabilities                                723,939          (300,410)          747,749          236,236            40,364
                                                  ---------         ---------         ---------        ---------         ---------

Additional paid-in capital                           84,176          (313,700)           85,355          296,880            15,641
Retained earnings (deficit)                          (8,378)          (86,471)           (4,351)          71,596            10,849
Cumulative currency translation adjustment           (4,486)               --                --               --            (4,486)
   Treasury stock                                  (220,462)               --          (220,462)              --                --
                                                  ---------         ---------         ---------        ---------         ---------
   Total equity                                    (149,150)         (400,171)         (139,458)         368,476            22,003
                                                  ---------         ---------         ---------        ---------         ---------
Total liabilities and equity                      $ 574,789         $(700,581)        $ 608,291        $ 604,712         $  62,367
                                                  =========         =========         =========        =========         =========

NOTE 7 -- ACQUISITION

The Company purchased certain assets and assumed certain liabilities of a division of RCR International on October 25, 2000, for approximately $9,284 in cash. In conjunction with the acquisiiton, liabilities were assumed as follows:

     Fair value of assets assumed                      $ 7,314
     Goodwill                                            5,544
     Cash paid                                          (9,284)
                                                       -------
     Liabilities assumed                               $ 3,574
                                                       =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2001 COMPARED WITH THE SECOND QUARTER OF FISCAL 2000

Net Sales declined slightly to $105.9 million for the three months ended December 29, 2000 from $106.3 million for the three months ended December 31, 1999. This represents an decrease of $0.4 million or 0.4%. The decrease resulted from a shift in the seasonal ordering pattern of garden hose by one of the Company's major customers in an effort to minimize customer held inventories during the off season. The result is a shift in sales from the first to the second half of the fiscal year.

Cost of Sales increased to $81.8 million for the three months ended December 29, 2000 from $78.8 million for the three months ended December 31, 1999. Expressed as a percentage of net sales, cost of sales increased to 77.2% for the three months ended December 29, 2000 from 74.1% for the three months ended December 31, 1999. The increase in cost of sales ratio was due primarily to increased depreciation expense and under absorption of overhead related to the recent capacity expansion in our Healthcare unit.

Gross Profit, as a result, decreased to $24.1 million or 22.8% of net sales for the three months ended December 29, 2000, from $27.5 million or 25.9% of net sales for the three months ended December 31, 1999.

Selling, general and administrative expense declined slightly to $14.4 million or 13.6% of net sales for the three months ended December 29, 2000, from $14.8 million or 13.9% of net sales for the three months ended December 31, 1999. The decline was due to changes in employee benefits.

Operating profit, as a result, declined to $9.8 million or 9.3% of net sales for the three months ended December 29, 2000, from $12.7 million or 11.9% of net sales for the three months ended December 31, 1999.

Interest expense increased to $19.6 million for the three months ended December 29, 2000, from $9.9 million for the three months ended December 31, 1999 as the result of the Company's recapitalization program completed in June of 2000.

The ratio of the provision for income taxes to income (loss) before income taxes was 50.0% for the three months ended December 29, 2000 versus 47.9% for the three months ended December 31, 1999.

Net income (loss), as a result, was a loss of ($4.9) million for the three months ended December 29, 2000 versus an income of $1.2 million for the three months ended December 31, 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

FIRST SIX MONTHS OF FISCAL 2001 COMPARED WITH THE FIRST SIX MONTHS OF FISCAL
2000

Net Sales declined slightly to $217.8 million for the six months ended December 29, 2000 from $220.3 million for the six months ended December 31, 1999. This represents a decrease of $2.5 million or 1.1%. The major reason for the decrease was a shift in the seasonal ordering pattern of garden hose by one of the Company's major customers as discussed above in the Management's Discussion and Analysis of the current quarter.

Cost of Sales increased to $171.2 million for the six months ended December 29, 2000 from $163.8 million for the six months ended December 31, 1999. Expressed as a percentage of net sales, cost of sales increased to 78.6% for the six months ended December 29, 2000 from 74.3% for the six months ended December 31, 1999. The increase in cost of sales ratio was due to the same factors as discussed above in the Management's Discussion and Analysis of the current quarter.

Gross Profit, as a result, declined to $46.5 million or 21.4% of net sales for the six months ended December 29, 2000, from $56.5 million or 25.7% of net sales for the six months ended December 31, 1999.

Selling, general and administrative expense was virtually unchanged at $29.5 million or 13.5% of net sales for the six months ended December 29, 2000, from $29.0 million or 13.2% of net sales for the six months ended December 31, 1999.

Operating profit, as a result, declined to $17.1 million or 7.9% of net sales for the six months ended December 29, 2000, from $27.5 million or 12.5% of net sales for the six months ended December 31, 1999.

Interest expense increased to $37.9 million for the six months ended December 29, 2000, from $19.5 million for the six months ended December 31, 1999 as the result of the Company's recapitalization program completed in June of 2000.

The ratio of the provision for income taxes to income (loss) before income taxes was 49.9% for the six months ended December 29, 2000 versus 49.0% for the six months ended December 31, 1999.

Net income (loss), as a result, was a loss of ($10.6) million for the six months ended December 29, 2000 versus an income of $3.8 million for the six months ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 29, 2000, net cash used in operating activities was $26.2 million. For the first six months ended December 31, 1999, net cash provided by operating activities was $6.3 million. The principal reasons for the increase in usage were higher seasonal inventories and increased interest expense and a decrease accrued expenses. The inventory increase occurred primarily in our garden hose unit because a major customer shifted its seasonal ordering pattern. The increased interest expense was due to the increased borrowings as the result of the Company's recapitalization program completed in June of 2000.

Working capital at December 29, 2000 was $166.2 million compared to $145.9 million at June 30, 2000. The increase in working capital was due primarily to the increase in inventories and to the decrease in accrued expenses as mentioned in the previous paragraph. These increases were partially offset by seasonal reductions in accounts receivable primarily in garden hose.

As of December 29, 2000 the Company had an outstanding balance of $70.0 million under the $100 million revolving credit line of the existing credit facility. This is an increase of $40.0 million from the outstanding balance as of June 30, 2000. Half the increase was due to the increase in working capital as discussed in the previous paragraph. The other half was due to capital expenditures and acquisition costs.

Capital expenditures for the six months ended December 29, 2000 and December 31, 1999 were $8.7 million and $6.2 million respectively. The increase was the result of making improvements in recently acquired operations.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. As of December 29, 2000, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $410.3 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $2.1 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows, in a similar amount.

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

         (a)      Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            TEKNI-PLEX, INC.


February 12, 2000

                            By:  /s/ F. Patrick Smith
                                 --------------------
                                 F. Patrick Smith
                                 Chairman of the Board and
                                 Chief Executive Officer



                            By:  /s/ Kenneth W.R. Baker
                                 ----------------------
                                 Kenneth W. R. Baker
                                 President and Chief Operating Officer
                                 and Principal Accounting and Financial Officer