Form 10-Q
period 2001-03-30
TEKNI PLEX INC
filed 2001-05-14
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

         For the quarterly period ended March 30, 2001

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

         For the transition period from                  to
                                        ----------------    ----------------

                      Commission file number   333-28157
                                             -------------

                                TEKNI-PLEX, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                 22-3286312
-------------------------------------       ------------------------------------
     (State or other jurisdiction           (IRS Employer Identification Number)
  of incorporation or organization)



201 Industrial Parkway                                (908) 722-4800
--------------------------------------         -------------------------------
Somerville, New Jersey 08876                   (Registrant's telephone number)
-------------------------------------
(Address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/  No / /

                                TEKNI-PLEX, INC.

                                                                                  Page #
PART I.  FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of March 30, 2001
           and June 30, 2000 (unaudited)......................................     3

         Consolidated Statements of Operations for the nine months and three
           months ended March 30, 2001 and March 31, 2000 (unaudited).........     4

         Consolidated Statements of Comprehensive Income (loss) for the nine months And three months ended March 30, 2001 and
           March 31, 2000 (unaudited).........................................     4

         Consolidated Statements of Cash Flows for the nine months ended March
           30, 2001 and March 31, 2000 (unaudited) ...........................     5

         Notes to Consolidated Financial Statements ..........................     6-15

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS ...................................     16-18

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....     18

PART II. OTHER INFORMATION

      Item 1.  Legal proceedings .............................................     19

      Item 2.  Changes in securities .........................................     19

      Item 3.  Defaults upon senior securities ...............................     19

      Item 4.  Submission of matters to a vote of securities holders .........     19

      Item 5.  Other information .............................................     19

      Item 6.  Exhibits and reports on Form 8-K ..............................     19

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                          MARCH 30, 2001      June 30, 2000
                                                           (UNAUDITED)          (AUDITED)
                                                          --------------      -------------
ASSETS
CURRENT:
   Cash and cash equivalents                                $  18,509           $  12,525
   Accounts receivable, net of an allowance of
     $1,475 and $1,642 for possible losses                     95,214              96,039
   Inventories                                                125,151              91,233
   Refundable income taxes                                     10,873              14,883
   Deferred income taxes                                        4,997               4,997
   Prepaid expenses and other current assets                    7,144               2,171
                                                            ---------           ---------
         TOTAL CURRENT ASSETS                                 261,888             221,848

Property, plant and equipment, net                            137,891             135,926
intangible assets, net of accumulated amortization
  OF $57,470 AND $45,480 respectively                         183,899             190,492
Deferred financing costs, net of accumulated
  amortization of $1,849 and $0 respectively                   17,179              18,897
Deferred income taxes                                          22,890               5,398
Other assets                                                    2,151               2,228
                                                            ---------           ---------

                                                            $ 625,898           $ 574,789
                                                            =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                        $   8,155           $   8,401
   Accounts payable - trade                                    39,673              30,026
   Accrued payroll and benefits                                 5,713              11,662
   Accrued interest                                            18,845               2,359
   Accrued liabilities - other                                 14,915              23,521
                                                            ---------           ---------
         TOTAL CURRENT LIABILITIES                             87,301              75,969

Long-term debt                                                682,080             643,192
Other liabilities                                              18,789               4,778
                                                            ---------           ---------
         TOTAL LIABILITIES                                    788,170             723,939
                                                            ---------           ---------

STOCKHOLDER'S EQUITY:
   Common stock                                                    --                  --
   Additional paid-in capital                                  90,176              84,176
   Accumulated comprehensive loss                             (13,408)             (4,486)
   Retained earnings                                          (18,578)             (8,378)
   Less: treasury stock                                      (220,462)           (220,462)
                                                            ---------           ---------
         TOTAL STOCKHOLDER'S EQUITY                          (162,272)           (149,150)
                                                            ---------           ---------

                                                            $ 625,898           $ 574,789
                                                            =========           =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three months ended               Nine months ended
                                                       MARCH 30,        March 31,        MARCH 30,        March 31,
                                                         2001             2000             2001             2000
                                                      ---------        ---------        ---------        ---------
NET SALES                                             $ 140,681        $ 143,931        $ 358,461        $ 364,200
Cost of sales                                           103,896          105,937          275,131          269,703
                                                      ---------        ---------        ---------        ---------
      Gross profit                                       36,785           37,994           83,330           94,497

OPERATING EXPENSES:
   Selling, general and administrative                   15,658           14,006           45,137           42,994
                                                      ---------        ---------        ---------        ---------
      Income from Operations                             21,127           23,988           38,193           51,503

OTHER EXPENSES:
   Interest, net                                         19,824           10,184           57,686           29,723
   Other                                                    457               84              907              707
                                                      ---------        ---------        ---------        ---------
 Income (loss) before provision for Income
    taxes                                                   846           13,720          (20,400)          21,073
Provision (benefit) for income taxes                        400            6,700          (10,200)          10,300
                                                      ---------        ---------        ---------        ---------
NET INCOME (Loss)                                     $     446        $   7,020        $ (10,200)       $  10,773
                                                      =========        =========        =========        =========


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                     $     446        $   7,020        $ (10,200)       $  10,773
Other comprehensive income (loss),
   net of taxes
   Unrealized loss on interest rate hedges               (1,500)             --            (7,146)             --
   Foreign currency translation
       adjustment                                        (1,216)          (1,051)          (1,776)          (3,056)
                                                      ---------        ---------        ---------        ---------
Comprehensive income (loss)                           $  (2,270)       $   5,969        $ (19,122)       $   7,717
                                                      =========        =========        =========        =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                     Nine months ended
                                                             MARCH 30, 2001     March 31, 2000
                                                             --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $(10,200)          $ 10,773
   Adjustments to reconcile net income to net
      cash provided by (used in) operating
      activities:
      Depreciation and amortization                               27,855             24,735
      Deferred income taxes                                      (10,352)               386
   Changes in operating assets and liabilities
      (Net of effects of acquisition):
      Accounts receivable                                            641              5,742
      Inventories                                                (34,217)           (39,401)
      Prepaid expenses and other current assets                     (973)            (5,277)
      Income taxes                                                    --              3,426
      Accounts payable                                             9,592              1,019
      Accrued interest                                            16,478             (1,410)
      Accrued expenses and other liabilities                     (15,684)           (20,544)
                                                                --------           --------
         NET CASH USED IN OPERATING ACTIVITIES                   (16,860)           (20,551)
                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                       (12,390)           (11,176)
      Acquisition costs                                           (8,964)              (193)
      Deposits and other assets                                       75               (336)
                                                                --------           --------
         NET CASH USED IN INVESTING ACTIVITIES                   (21,279)           (11,705)
                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of long-term debt                   38,419             28,312
      Net borrowings (repayments) under line of credit              (123)              (166)
      Receipt of additional paid-in capital                        6,000                 --
      Debt financing costs                                          (131)               (42)
                                                                --------           --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                44,165             28,104
                                                                --------           --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                      (42)                (5)
                                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               5,984             (4,157)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                     12,525             22,117
                                                                --------           --------
CASH AND CASH EQUIVALENTS END OF PERIOD                         $ 18,509           $ 17,960
                                                                ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
         Interest                                               $ 40,942           $ 32,859
                                                                --------           --------
         Income taxes                                              1,048              6,624
                                                                --------           --------


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

NOTE 2 - DERIVATIVE INSTRUMENTS

Effective July 1, 2000, Tekni-Plex adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps to hedge a portion of total long-term debt that is subject to variable interest rates and designates these instrument as cash flow hedges. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as a component of accumulated other comprehensive loss. Tekni-Plex does not enter into such contracts for speculative purposes and currently these are the only derivative instruments held by Tekni-Plex as of March 30, 2001. The fair value of interest rate swap contracts are determined based on quoted market values obtained from a third party. At July 1, 2000, there was no cumulative effect adjustment required to reflect the accounting charge. As of July 1, 2000, Tekni-Plex had interest rate swap contracts to pay variable rates of interest based on a basket of LIBOR Benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344 million amount of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these swap contracts, Tekni-Plex also purchased an interest rate cap. These hedges are highly effective and there is no ineffective portion. The aggregate fair market value of all interest rate swap contracts was ($11,295) on December 29, 2000. The aggregate fair market value of these interest rate swaps contracts was ($14,293) on March 30, 2001 and is included in other liabilities on the Consolidated Balance Sheet.

NOTE 3 - INVENTORIES

Inventories as of March 30, 2001 and June 30, 2000 are summarized as follows:


                                       MARCH 30, 2001       June 30, 2000
                                       --------------       -------------
           Raw materials                    $  36,606            $ 44,002
           Work-in-process                      7,583               7,024
           Finished goods                      80,962              40,207
                                            ---------            --------
                                            $ 125,151            $ 91,233
                                            =========            ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                       MARCH 30, 2001     June 30, 2000
                                                       --------------     -------------
Senior Subordinated Notes issued June 21, 2000 at
12.75% due June 15, 2010. (Less unamortized
discount of $3,485 and $3,768)                               $271,515          $271,232

Senior Secured Debt:

   Revolving line of credit, expiring June, 2006
   At March 30, 2001, the interest rate ranged from
   8.06% to 10.00%                                             75,000            30,000

   Term notes due June, 2006 and June, 2008, with
   interest rates at March 30, 2001 of 7.94% and
   8.44%                                                      338,420           344,000

Other, primarily foreign term loans, with interest
rates ranging from 4.25% to 8.40% and maturities
from 2001 to 2004                                               5,300             6,361
                                                             --------          --------
                                                              690,235           651,593
Less: Current maturities                                        8,155             8,401
                                                             --------          --------
                                                             $682,080          $643,192
                                                             ========          ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 5 - CONTINGENCIES

         (a) In January 1993 and 1994, the Company's Belgian subsidiary received income tax assessments aggregating approximately $1,639 (75,247 Belgian Francs) for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately $699 (32,083 Belgian Francs) for the year ended July 31, 1992. By Belgian law, these assessments are capped at the values above and do not continue to accrue additional penalties or interest. Although the future outcome of these matters is uncertain, the Company believes that its tax position was appropriate and that the assessments are without merit. Therefore, the Company has appealed the assessments. Based on advice of legal counsel in Belgium, the Company believes that the assessment appeals will be accepted by the tax authorities in Belgium, although there can be no assurance whether or when such appeals will be accepted.

         (b) The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 6 - SEGMENT INFORMATION

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

Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                               Healthcare
                               Packaging,         Consumer                    Specialty
                                Products,        Packaging          Food     Resins and
                            and Materials     and Products     Packaging      Compounds        TOTAL
                            -------------     ------------     ---------      ---------        -----
Three months ended
March 30, 2001
Revenues from external
    Customers                    $ 37,038         $ 58,241      $ 32,402       $ 13,000     $140,681
Interest expense                    6,261            6,069         4,789          2,705       19,824
Depreciation and
    amortization                    2,724            3,186         2,115          1,104        9,129
Income from operations              6,876           10,293         6,928             14       24,111
Expenditures for segment
    Assets                            498            1,691           862            570        3,621
                                 --------         --------      --------       --------     --------


Three months ended
March 31, 2000
Revenues from external
    Customers                    $ 42,813         $ 56,605      $ 29,336       $ 15,177     $143,931
Interest expense                    2,864            3,608         2,160          1,552       10,184
Depreciation and
    Amortization                    2,578            2,597         1,560          1,173        7,908
Income from operations              8,631           11,175         6,217            187       26,210
Expenditures for segment
    Assets                          1,907              852         1,263            642        4,664
                                 --------         --------      --------       --------     --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 6 - SEGMENT INFORMATION

                               Healthcare
                               Packaging,         Consumer                    Specialty
                                Products,        Packaging          Food     Resins and
                            and Materials     and Products     Packaging      Compounds        TOTAL
                            -------------     ------------     ---------      ---------        -----
Nine months ended
March 30, 2001
Revenues from external
    Customers                    $110,503         $115,970      $ 93,118       $ 38,870     $358,461
Interest expense                   17,956           18,220        13,379          8,131       57,686
Depreciation and
    Amortization                    8,199            9,084         6,431          3,373       27,087
Income from operations             14,547           17,406        18,511         (2,231)      48,233
Expenditures for segment
    Assets                          2,035            5,525         2,326          2,010       11,896
                                 --------         --------      --------       --------     --------

Nine months ended
March 31, 2000
Revenues from external
    customers                    $116,069         $119,797      $ 83,677       $ 44,657     $364,200
Interest expense                    8,695           10,139         6,383          4,506       29,723
Depreciation and
    amortization                    7,840            7,750         5,377          3,436       24,403
Income from operations             21,129           20,160        17,790          1,286       60,365
Expenditures for segment
    Assets                          2,988            2,515         4,027          1,196       10,726
                                 --------         --------      --------       --------     --------


                                               Three months ended              Nine months ended
                                            MARCH 30,       March 31,       MARCH 30,       March 31,
                                              2001            2000            2001            2000
                                            --------        --------        --------        --------
INCOME FROM OPERATIONS
Total income from operations
operating profit for reportable
   segments before income taxes             $ 24,111        $ 26,210        $ 48,233        $ 60,365
Corporate and eliminations                    (2,984)         (2,222)        (10,040)         (8,862)
                                            --------        --------        --------        --------
                                            $ 21,127        $ 23,988        $ 38,193        $ 51,503
                                            ========        ========        ========        ========

DEPRECIATION AND AMORTIZATION
Segment totals                              $  9,129        $  7,908        $ 27,087        $ 24,403
Corporate                                        256             115             768             332
                                            --------        --------        --------        --------
   Consolidated total                       $  9,385        $  8,023        $ 27,855        $ 24,735
                                            ========        ========        ========        ========

EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures       $  3,621        $  4,664        $ 11,896        $ 10,726
Other unallocated expenditures                    90             300             494             450
                                            --------        --------        --------        --------
   Consolidated total                       $  3,711        $  4,964        $ 12,390        $ 11,176
                                            ========        ========        ========        ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 6 - SEGMENT INFORMATION
SEGMENT ASSETS

                               Healthcare
                               Packaging,         Consumer                    Specialty
                                Products,        Packaging          Food     Resins and
                            and Materials     and Products     Packaging      Compounds        TOTAL
                            -------------     ------------     ---------      ---------        -----
March 30, 2001                   $166,423         $271,557       $73,259        $82,671     $593,910

June 30, 2000                     171,764          220,576        77,642         83,900      553,882
                                 --------         --------      --------       --------     --------

                                              MARCH 30, 2001      June 30, 2000
                                              --------------      -------------
TOTAL ASSETS
Total assets from reportable segments              $ 593,910          $ 553,882
Other unallocated amounts                             31,988             20,907
                                                   ---------          ---------
     Consolidated total                            $ 625,898          $ 574,789
                                                   =========          =========


GEOGRAPHIC INFORMATION

                                   Three months ended            Nine months ended
                                 MARCH 30,      March 31,      MARCH 30,      March 31,
                                   2001           2000           2001           2000
                                 --------       --------       --------       --------
REVENUES
United States                    $123,569       $129,626       $318,319       $329,185
International                      17,112         14,305         40,142         35,015
                                 --------       --------       --------       --------
   Total                         $140,681       $143,931       $358,461       $364,200
                                 ========       ========       ========       ========

                                         MARCH 30, 2001         June 30, 2000
                                         --------------         -------------
LONG-LIVED ASSETS
United States                                 $ 319,219             $ 316,691
International                                    44,791                36,250
                                              ---------             ---------
   Total                                      $ 364,010             $ 352,941
                                              =========             =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings
                                   (Unaudited)

                    For the three months ended March 30, 2001

                                                                                                 Non-
                                                  TOTAL         Issuer        Guarantors      Guarantors
                                                --------       --------       ----------      ----------
Net sales                                       $140,681       $ 42,021        $ 81,548        $ 17,112
Cost of sales                                    103,896         30,801          61,764          11,331
                                                --------       --------        --------        --------
Gross profit                                      36,785         11,220          19,784           5,781
Operating expenses:
   Selling, general and administrative            15,658          9,428           4,720           1,510
                                                --------       --------        --------        --------
Income from operations                            21,127          1,792          15,064           4,271
Interest expense (income), net                    19,824         19,835             (56)             45
Other expense (income)                               457           (624)           (301)          1,382
                                                --------       --------        --------        --------
Income (loss) before provision benefit
for income taxes                                     846        (17,419)         15,421           2,844
Provision benefit for income taxes                   400         (8,700)          7,217           1,883
                                                --------       --------        --------        --------
Net income (loss)                               $    446       $ (8,719)       $  8,204        $    961
                                                ========       ========        ========        ========

                    For the nine months ended March 30, 2001

                                                                                                  Non-
                                                 TOTAL           Issuer        Guarantors      Guarantors
                                                --------        --------       ----------      ----------
Net sales                                       $358,461        $121,009        $197,310        $ 40,142
Cost of sales                                    275,131          90,713         156,851          27,567
                                                --------        --------        --------        --------
Gross profit                                      83,330          30,296          40,459          12,575
Operating expenses:
   Selling, general and administrative            45,137          27,911          13,376           3,850
                                                --------        --------        --------        --------
Income from operations                            38,193           2,385          27,083           8,725
Interest expense (income), net                    57,686          58,078            (266)           (126)
Other expense (income)                               907            (500)           (666)          2,073
                                                --------        --------        --------        --------
Income (loss) before provision benefit
for income taxes                                 (20,400)        (55,193)         28,015           6,778
Provision benefit income taxes                   (10,200)        (27,600)         14,000           3,400
                                                --------        --------        --------        --------
Net income (loss)                               $(10,200)       $(27,593)       $ 14,015        $  3,378
                                                ========        ========        ========        ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings
                                   (Unaudited)

                    For the three months ended March 31, 2000

                                                                                               Non-
                                                  TOTAL         Issuer       Guarantors     Guarantors
                                                --------       --------      ----------     ----------
Net sales                                       $143,931       $ 40,121       $ 89,505       $ 14,305
Cost of sales                                    105,937         29,068         67,316          9,553
                                                --------       --------       --------       --------
Gross profit                                      37,994         11,053         22,189          4,752
Operating expenses:
   Selling, general and administrative            14,006          7,589          5,294          1,123
                                                --------       --------       --------       --------
Income from operations                            23,988          3,464         16,895          3,629
Interest expense (income), net                    10,184         10,269              8            (93)
Other expense (income)                                84            232           (288)           140
                                                --------       --------       --------       --------
Income (loss) before provision for
  income taxes                                    13,720         (7,037)        17,175          3,582
Provision benefit for income taxes                 6,700         (3,400)         8,300          1,800
                                                --------       --------       --------       --------
Net income (loss)                               $  7,020       $ (3,637)      $  8,875       $  1,782
                                                ========       ========       ========       ========

                    For the nine months ended March 31, 2000

                                                                                               Non-
                                                  TOTAL         Issuer       Guarantors     Guarantors
                                                --------       --------      ----------     ----------
Net sales                                       $364,200       $116,284       $212,901       $ 35,015
Cost of sales                                    269,703         83,974        161,713         24,016
                                                --------       --------       --------       --------
Gross profit                                      94,497         32,310         51,188         10,999
Operating expenses:
   Selling, general and administrative            42,994         28,347         11,076          3,571
                                                --------       --------       --------       --------
Income from operations                            51,503          3,963         40,112          7,428
Interest expense (income), net                    29,723         29,924             44           (245)
Other expense (income)                               707            346           (868)         1,229
                                                --------       --------       --------       --------
Income (loss) before provision for
  income taxes                                    21,073        (26,307)        40,936          6,444
Provision benefit for income taxes                10,300        (12,900)        20,000          3,200
                                                --------       --------       --------       --------
Net income (loss)                               $ 10,773       $(13,407)      $ 20,936       $  3,244
                                                ========       ========       ========       ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheet - at March 30, 2001
                                   (Unaudited)

                                                                                                           Non-
                                                 TOTAL       Eliminations      Issuer      Guarantors   Guarantors
                                               ---------     ------------    ---------     ----------   ----------
Current assets                                 $ 261,888      $      --      $  62,135      $163,692     $ 36,061
Property, plant and equipment, net               137,891             --         38,939        79,648       19,304
Intangible assets                                183,899             --         16,854       154,059       12,986
Investment in subsidiaries                            --       (416,284)       416,284            --           --
Deferred financing costs, net                     17,179             --         17,179            --           --
Other long-term assets                            25,041       (299,517)        91,480       220,577       12,501
                                               ---------      ---------      ---------      --------     --------
   Total assets                                $ 625,898      $(715,801)     $ 642,871      $617,976     $ 80,852
                                               =========      =========      =========      ========     ========

Current liabilities                            $  87,301      $      --      $  41,798      $ 25,826     $ 19,677
Long-term debt                                   682,080             --        677,495            --        4,585
Other long-term liabilities                       18,789       (299,517)        75,581       209,752       32,973
                                               ---------      ---------      ---------      --------     --------
   Total liabilities                             788,170       (299,517)       794,874       235,578       57,235
                                               ---------      ---------      ---------      --------     --------

Additional paid-in capital                        90,176       (312,420)        90,156       296,787       15,653
Accumulated comprehensive loss                   (13,408)            --         (7,146)           --       (6,262)
Retained earnings                                (18,578)      (103,864)       (14,551)       85,611       14,226
Less: Treasury stock                            (220,462)            --       (220,462)           --           --
                                               ---------      ---------      ---------      --------     --------
   Total equity                                 (162,292)      (416,284)      (152,003)      382,398       23,617
                                               ---------      ---------      ---------      --------     --------

Total liabilities and equity                   $ 625,898      $(715,801)     $ 642,871      $617,976     $ 80,852
                                               =========      =========      =========      ========     ========

             Condensed Consolidated Balance Sheet - at June 30, 2000

                                                                                                           Non-
                                                 TOTAL       Eliminations      Issuer      Guarantors   Guarantors
                                               ---------     ------------    ---------     ----------   ----------
Current assets                                 $ 221,848      $      --      $  61,275      $134,456     $ 26,117
Property, plant and equipment, net               135,926             --         41,852        78,957       15,117
Intangible assets                                190,492             --         31,519       150,476        8,497
Investment in subsidiaries                            --       (398,879)       398,879            --           --
Deferred financing costs, net                     18,897             --         18,897            --           --
Deferred taxes                                     5,398             --          5,398            --           --
Other long-term assets                             2,228       (301,702)        50,471       240,823       12,636
                                               ---------      ---------      ---------      --------     --------
   Total assets                                $ 574,789      $(700,581)     $ 608,291      $604,712     $ 62,367
                                               =========      =========      =========      ========     ========


Current liabilities                            $  75,969      $      --      $  37,296      $ 24,390     $ 14,283
Long-term debt                                   643,192             --        637,793            --        5,399
Other long-term liabilities                        4,778       (300,410)        72,660       211,846       20,682
                                               ---------      ---------      ---------      --------     --------
   Total liabilities                             723,939       (300,410)       747,749       236,236       40,364
                                               ---------      ---------      ---------      --------     --------

Additional paid-in capital                        84,176       (313,700)        85,355       296,880       15,641
Cumulative currency translation adjustment        (4,486)            --             --            --       (4,486)
Retained earnings (deficit)                       (8,378)       (86,471)        (4,351)       71,596       10,848
Treasury stock                                  (220,462)            --       (220,462)           --           --
                                               ---------      ---------      ---------      --------     --------
   Total equity                                 (149,150)      (400,171)      (139,458)      368,476       22,003
                                               ---------      ---------      ---------      --------     --------

Total liabilities and equity                   $ 574,789      $(700,581)     $ 608,291      $604,712     $ 62,367
                                               =========      =========      =========      ========     ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 8 - ACQUISITION

The Company purchased certain assets and assumed certain liabilities of a division of RCR International on October 25, 2000, for approximately $9,284 in cash. In connection with the acquisition, liabilities were assumed as follows:



Fair value of assets assumed                         $   7,314
Goodwill                                                 5,544
Cash paid                                               (9,284)
                                                     ---------
Liabilities assumed                                  $   3,574
                                                     =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2001 COMPARED WITH THE THIRD QUARTER OF FISCAL 2000

Net Sales decreased to $140.7 million for the three months ended March 30, 2001 from $143.9 million for the three months ended March 31, 2000. This represents a decrease of $3.3 million or 2.3%. The decrease was due primarily to the loss of some lower margin business at our healthcare unit as well as the ongoing impact of our garden hose customers continuing to minimize their second tier inventory levels throughout the garden hose selling season.

Cost of Sales decreased to $103.9 million for the three months ended March 30, 2001 from $105.9 million for the three months ended March 30, 2000. Expressed as a percentage of net sales, cost of sales increased slightly to 73.9% for the three months ended March 30, 2001 from 73.6% for the three months ended March 31, 2000. The primary cause of the increase was higher depreciation expense.

Gross Profit, as a result, decreased to $36.8 million for the three months ended March 30, 2001 from $38.0 million for the three months ended March 31, 2000. Expressed as a ratio to net sales, gross profit declined slightly from 26.4% in the three months ended March 31, 2000 to 26.1% in the three months ended March 30, 2001.

Selling, general, and administrative expense increased to $15.7 million or 11.1% of net sales for the three months ended March 30, 2001 from $14.0 million or 9.7% of net sales for the three months ended March 31, 2000 due to changes in employee benefits.

Operating profit decreased to $21.1 million or 15.0% of net sales for the three months ended March 30, 2001 from $24.0 million or 16.7% of net sales for the three months ended March 31, 2000, for the reasons discussed above.

Interest expense increased to $19.8 million or 14.1% of net sales for the three months ended March 30, 2001 from $10.2 million or 7.1% of net sales for the three months ending March 31, 2000 as a result of the Company's recapitalization program completed in June of 2000.

The ratio of the provision for income taxes to income (loss) before income taxes was 47.3% for the three months ended March 30, 2001 versus 48.8% for the three months ending March 31, 2000.

Net income decreased to $0.4 million for the three months ended March 30, 2001 from $7.0 million or 4.9% of net sales for the three months ending March 31, 2000.

FIRST NINE MONTHS OF FISCAL 2001 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 2000

Net Sales decreased to $358.5 million for the nine months ended March 30, 2001 from $364.2 million for the nine months ended March 31, 2000. This represented a decrease of $5.7 million or 1.6%. The major reason for the decrease was a shift in the seasonal ordering pattern of garden hose by one of the Company's major customers.

Cost of Sales increased to $275.1 million for the nine months ended March 30, 2001 from $269.7 million for the nine months ended March 31, 2000. Expressed as a percentage of net sales, cost of sales increased to 76.8% for the nine months ended March 30, 2001 versus 74.1% for the first nine months ended March 31, 2000. The primary cause of the increase was higher raw materials costs in the nine months ended March 30, 2001 from the nine months ended March 31, 2000.

Gross Profit, as a result, decreased to $83.3 million for the nine months ended March 30, 2001 from $94.5 million for the nine months ended March 31, 2000, and the ratio of gross profit to net sales decreased to 23.2% of net sales for the nine months ended March 30, 2001 compared with 25.9% for the nine months ended March 31, 2000.

Selling, general, and administrative expense increased to $45.1 million for the nine months ended March 30, 2001 from $43.0 million for the nine months ended March 31, 2000. As a ratio to net sales, selling, general, and administrative expense increased to 12.6% for the nine months ended March 30, 2001 from 11.8% for the nine months ended March 31, 2000 due to lower sales for the current period and a change in employee benefits as discussed above in Management's Discussion and Analysis of the current quarter.

Operating profit decreased to $38.2 million or 10.7% of net sales for the nine months ended March 30, 2001 from $51.5 million or 14.1% for the nine months ended March 31, 2000 for the reasons discussed above.

Interest expense increased to $57.7 million or 16.1% of net sales for the nine months ended March 30, 2001 from $29.7 million or 8.2% of net sales for the same period in the prior year as a result of the Company's recapitalization program completed in June, 2000

The ratio of the provision for income taxes to income (loss) before income taxes was 50.0% for the nine months ended March 30, 2001 versus 48.9% for the nine months ending March 31, 2000.

Net income (loss), as a result, was a loss of $(10.2) million for the nine months ended March 30, 2001 versus income of $10.8 million for the nine months ending March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 30, 2001, net cash used by operating activities was $16.9 million compared to $20.5 million for the same period in the prior year for a decreased usage of $3.7 million. Various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

Working capital at March 30, 2001 was $174.6 million compared to $145.9 million at June 30, 2000. The increase was due primarily to higher inventories in Consumer Packaging and Products to support the increased level of sales and the highly seasonal nature of that business segment. Approximately 75% of the annual sales in garden hose, which is the largest business unit in that segment, occur in the spring and early summer months.

As of March 30, 2001, the Company had an outstanding balance of $75.0 million under the $100 million revolving credit line of the existing credit facility. This was an increase of $45.0 million from the outstanding balance as of June 30, 2000, and was due primarily to normal seasonal requirements of the Consumer Packaging and Products business segment.

The Company's capital expenditures for the nine months ended March 30, 2001 and March 31, 2000 were $12.4 million, and $11.2 million, respectively. The increase was the result of making improvements in the recently acquired operations.

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



ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At March 30, 2001, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $413.4 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $1.7 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows, in a similar proportion.

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


May 14, 2001

                                       By: /s/ F. Patrick Smith
                                           -------------------------------------
                                           F. Patrick Smith
                                           Chairman of the Board and
                                           Chief Executive Officer



                                       By: /s/ Kenneth W.R. Baker
                                           -------------------------------------
                                           Kenneth W. R. Baker
                                           President and Chief Operating Officer



                                       By: /s/  James E. Condon
                                           -------------------------------------
                                           James E. Condon
                                           Chief Financial Officer