Form 10-K
period 2001-06-29
TEKNI PLEX INC
filed 2001-10-04
CIK 1039542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 29, 2001

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

                 260 North Denton Tap Road, Coppell, Texas 75019
              (Address of principal executive offices and zip code)

                                 (972) 304-5077
              (Registrant's telephone number, including area code)



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

         In March 1994, Tekni-Plex was acquired by Dr. F. Patrick Smith and other investors. Dr. Smith was elected Chief Executive Officer. In April 1994, Mr. Kenneth W.R. Baker was appointed Chief Operating Officer. At that time, the principal product lines consisted of clear, high-barrier laminations for pharmaceutical blister packaging (which we refer to as clear blister packaging); closure liners, primarily for pharmaceutical end-uses; and foam processor trays primarily for the poultry industry.

         In December 1995, Tekni-Plex acquired the Flemington, NJ, plant and business of Hargro Flexible Packaging Corporation. The Flemington plant utilizes lamination and coating technology to produce packaging materials primarily for pharmaceutical products such as transdermal patches, sutures, iodine and alcohol swabs, aspirin and other physician samples. We relocated the Brooklyn equipment and business into the Flemington facility during 1996. The synergistic result of having complementary technologies in one location created a combined operation with considerably higher efficiencies and lower costs than the sum of the stand-alone operations.

           In February 1996, we expanded our food packaging business by completing our acquisition of Dolco Packaging Corp., a publicly-traded $81 million foam products company that was nearly twice the size of Tekni-Plex. Dolco had been in the business of producing foam packaging products since the 1960s and had attained the leading share of foam egg carton sales in the United States. The Dolco acquisition also solidified our position as a leading supplier of foam processor trays. In August 1997, Dolco, which had been a wholly owned subsidiary of Tekni-Plex, was merged into Tekni-Plex.

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

         In March 1998, Tekni-Plex acquired PureTec Corporation, a publicly-traded company with annual sales of $315 million. PureTec is a leading manufacturer of plastic packaging, products, and materials primarily for the healthcare and consumer markets. PureTec enjoys leading market positions in its core products, including garden and irrigation hose, precision tubing and gaskets primarily for the packaging industry, vinyl medical tubing, and vinyl compounds for the production of medical devices. PureTec is a wholly-owned subsidiary of Tekni-Plex.

         In January 1999, we acquired substantially all the assets of Tri-Seal International, Inc., a leader in sophisticated extruded and co-extruded capliners and seals. The Tri-Seal operations have been integrated with our closure liner business.

         In April 1999, we acquired substantially all the assets of Natvar, a producer of disposable medical tubing. As with Tri-Seal, the Natvar acquisition was intended to strengthen our existing core business and expand product offerings. The Natvar operation has been integrated into our medical tubing business.

         In June 2000, we completed a recapitalization of Tekni-Plex. As part of the recapitalization, existing investors other than management sold most of their interests, and a group of new investors contributed an aggregate of $167 million in new equity and agreed to contribute up to $103 million in additional equity over the next five years. All members of management maintained 100% of their interests in the Company. Also, Tekni-Plex entered into a new credit agreement, issued $275 million in new senior subordinated notes, and repaid the debt that existed prior to the recapitalization.

         In October 2000, we acquired substantially all the assets of the Super Plastics division of RCR International Inc. Super Plastics is primarily a manufacturer of garden hose and has a manufacturing facility in Mississauga, Ontario Canada. The Super Plastics operations have been integrated with our garden hose business.


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


HEALTHCARE PACKAGING, PRODUCTS,        CONSUMER PACKAGING AND     FOOD PACKAGING         SPECIALTY RESINS AND
     AND MATERIALS                           PRODUCTS                                        COMPOUNDS
------------------------------         ----------------------     --------------         --------------------

Pharmaceutical packaging               Precision tubing and     Foamed egg cartons        Specialty PVC resins
                                       gaskets

Medical tubing                         Garden and irrigation    Poultry and meat          Recycled PET resins
                                       hose products            processor trays

Medical device materials               Pool hose products       Agricultural foam         General purpose PVC
                                                                packaging                 compounds
                                                                Foamed Consumer Plates

COMPETITIVE STRENGTHS

         We believe that our competitive strengths include:

         - Strong customer relationships. We have long-standing relationships with many of our customers. We estimate the average tenure among our largest customers at more than 17 years. We attribute our long-term customer relationships to our ability to consistently manufacture high quality products and provide a superior level of customer service. We routinely win customer awards for our superior products and customer service and have recently been recognized for supplier excellence by 3M Pharmaceuticals, Pfizer, Eli Lilly, Boston Scientific, Kraft Foods and Perdue Farms, among others.

         - Strong market positions in core businesses. We have a strong market presence in our product lines. The following table shows what we believe to be our market position in the U.S. in each core product line:

                                      PRODUCT MARKET POSITION

                  Medical device materials......................................    1
                  Vinyl medical tubing..........................................    1
                  Clear, high barrier blister packaging.........................    1
                  Closure liners................................................    1
                  Garden and irrigation hose....................................    1
                  Precision tubing and gaskets..................................    1
                  Egg cartons...................................................    1
                  Foam processor trays..........................................    2

         - Experienced management team. Our management team has been successful in selecting and integrating strategic acquisitions as well as improving underlying business fundamentals. After significantly improving the business of Tekni-Plex following our 1994 acquisition, management successfully integrated both the Flemington and Dolco operations during 1996, the latter being a public company then nearly twice our size. During the same period, the Brooklyn and Flemington operations were also successfully merged. In 1997, we acquired and integrated the PurePlast operations. In 1998, we acquired PureTec, a public company then more than twice our size. In 1999, we acquired and integrated the assets and business of Tri-Seal and Natvar. Management has substantially improved the operating margins of each of these acquisitions. Members of our management team have integrated acquisitions, effected turnarounds, provided strategic direction and leadership, increased sales and market share, improved manufacturing efficiencies and productivity, and developed new technologies to enhance the competitive strengths of the companies they have managed.

         - Cost efficient producer. We continually focus on improving underlying operations and reducing costs. Since the 1994 acquisition, current management has improved our cost structure from an EBITDA margin of 8.5% with EBITDA of $3.8 million on sales of $44.9 million for the 12 months ended December 31, 1993 to an EBITDA margin of 19.0% with EBITDA of $100.0 million on sales of $525.8 million for the trailing 12 months ended June 29, 2001. Our seven add-on acquisitions since 1995 have provided significant opportunities to realize cost savings and synergies in the combined businesses through the sharing of complementary technologies and manufacturing techniques, as well as economics of scale including the purchase of raw materials.

         -        Producer of high quality, technically sophisticated products.
                  We believe, based upon our knowledge and experience in the industry, that we have a long-standing reputation as a manufacturer of high quality, high performance products, materials and primary packaging (where the packaging material comes into direct contact with the end product). Our emphasis on quality is evidenced by our product lines which address the more technically sophisticated areas of their respective markets.

         - Strong equity sponsorship. We have obtained a strong equity commitment from co-investors in conjunction with the recapitalization. New investors agreed to contribute $269.6 million in the aggregate to Tekni-Plex Partners, of which $167.0 million was contributed to consummate the recapitalization in June 2000. An additional $5.0 million was contributed in conjunction with our acquisition of Super Plastics in October 2000, and $30.0 million was contributed in June 2001 in anticipation of our announced acquisition of Mark IV's Swan Division. The remainder ($67.6 million) is available for at least five years from the recapitalization to be used for our general corporate purposes, including acquisitions. We believe that these equity commitments will provide us with significant flexibility to take advantage of business opportunities as they arise. In connection with the recapitalization, all members of our current management maintained their entire equity investment, which had an implied aggregate value of approximately $96.0 million.


BUSINESS STRATEGY

         We seek to maximize our profitability and growth and take advantage of our competitive strengths by pursuing the following business strategy:

         -        Ongoing cost reduction through technical process improvement.
                  We have an ongoing program to improve manufacturing and other processes in order to drive down costs. Examples of cost improvement programs include:

                  - material and energy conservation through enhanced process controls and advanced product design.

                  - reduction in machine set-up time through the use of proprietary technology.

                  -        continual product line rationalization; and

                  - development of backward and forward integration opportunities.

         - Internal growth through product line extension and improvement. We continually seek to improve and extend our product lines and leverage our existing technological capabilities in order to increase market share in existing markets, effectively penetrate new markets and improve profitability. Our strategy is to emphasize our expertise in providing packaging, products and materials with specific high performance characteristics through the development of various unique proprietary materials and proprietary manufacturing process techniques.

         - Growth through international expansion. We believe that there is significant opportunity to expand our international sales, which currently represent approximately 15% of our total revenues. At present, we have manufacturing operations in Canada, the United Kingdom, Belgium and Italy. We have recently added regional sales offices in Belgium, Germany, Argentina and Singapore to our existing offices in Canada, Italy and the United Kingdom. We have also recently entered into manufacturing liaisons in Italy, Japan, Argentina and Germany which supplement our existing liaisons in Switzerland and the Phillipines. In addition, we have recently added sales representatives in Peru and throughout Central America to our existing representatives in Australia, China (including Hong
                  Kong), Italy, Malaysia, Thailand, Taiwan, South Africa, Argentina, Chile, Brazil and Mexico. We also have a licensee in Japan. We believe that our growing international presence will generate an increase in our sales.

         - Growth through acquisitions. We will continue to pursue acquisitions selectively when the opportunity arises. Our objective is to pursue acquisitions that provide us with the opportunity to gain economies of scale and reduce costs through, among other things, technology sharing and synergistic cost reduction.


HEALTHCARE PACKAGING, PRODUCTS, AND MATERIALS

The Healthcare Packaging, Products and Materials segment of our business had revenues of $148.4 million (28.2% total revenues) for the 12 months ended June 29, 2001.

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

         We believe the flexible and semi-rigid packaging segment of the pharmaceutical packaging industry is growing at a faster rate than the non-plastics segments because of the generally lower package cost and broader range of functional characteristics of plastic packaging. As a result, the technologies used to manufacture plastic packaging materials continue to develop at a faster pace than those used in the more mature paper, glass, and metal products.

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

Closure Liners

         Tekni-Plex is also the leading producer of sophisticated extruded, co-extruded and laminated cap-liners and seals, known as closure liners, for glass and plastic bottles. Closure liners perfect the seal between a container and its closure, for example, between a bottle and its cap. The liner material has become an integral part of the container/closure package. Without the gasketing effect of the liner, most container/closure packages would not be secure enough to protect the contents from contamination or loss of product efficacy.

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

Medical Tubing

         We are the leading non-captive supplier of vinyl medical tubing in North America and Europe. We specialize in high-quality, close tolerance tubing for various surgical procedures and related medical applications. These applications include intravenous ("IV") therapy, hemodialysis therapy, cardio-vascular procedures such as coronary bypass surgery, suction and aspiration products, and urinary drainage and catheter products. New medical tubing products we have developed include microbore tubing and silicone substitute formulations. Microbore tubing can be used to regulate the delivery of critical intravenous fluids without the need for more expensive drip control devices. Medical professionals can precisely control the drug delivery speed simply by selecting the proper (color-coded) diameter tube, thereby improving accuracy and reducing cost. More importantly, as home healthcare trends continue, the use of microbore tubing will help eliminate critical dosage errors on the part of the non-professional caregiver or the patient.

         Medical tubing is sold primarily to manufacturers of medical devices that are packaged specifically for such procedures and applications. These products are sold through direct salespeople. We remain competitive by focusing on product quality and performance and prompt delivery.

         We manufacture medical tubing using proprietary plastic extrusion processes. The primary raw materials are proprietary compounds, which we produce. As a result of the Natvar acquisition, we believe that we are the largest third-party supplier of disposable medical tubing in North America.

Medical Device Materials

         We believe that we are the leading non-captive producer of high quality vinyl compounds for use in the medical industry. Our chemists work closely with customers to develop compounds that address their specific requirements. Through this custom work, we have introduced a number of breakthroughs to the medical device industry by developing formulations with unique physical characteristics. For example, we recently developed a new family of flexible vinyl compounds designed to replace silicone rubber in a variety of medical tubing and commercial applications.

         These medical-grade materials are sold to leading manufacturers of medical devices and equipment. They are also sold to producers of tubing and, to some extent, to producers of closures for the food and beverage industry. We sell these compounds in worldwide markets directly through our salespeople.

         The market for medical-grade vinyl compounds is highly specialized, and we have two smaller, but significant competitors. For more than 30 years, we have been supplying these specialized vinyl compounds for FDA-regulated applications. We believe that we compete effectively based on product quality, performance and prompt delivery.


CONSUMER PACKAGING AND PRODUCTS

         The Consumer Packaging and Products segment of our business had revenues of $202.0 million (38.4% of total revenues) for the 12 months ended June 29, 2001.

Precision Tubing and Gaskets

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

          Our precision tubing and gaskets product line is sold primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments. Sales to the aerosol valve and dispenser pump industries consist primarily of dip tubes, which transmit the contents of a dispenser can to the nozzle, and specialized molded or punched rubber-based valve gaskets that serve to control the release of the product from the container. Writing instrument products include pen barrels and ink tubing as well as ink reservoirs for felt-tip pens. These products are sold throughout the United States and Europe, as well as selected worldwide markets. Sales are made through our direct sales force. We believe that it is the leading precision tubing extruder in North America and is the leading supplier of aerosol valve and dispenser pump gaskets worldwide.

         We are the single-source supplier to much of the industry. The principal competitive pressure in this product line is the possibility of customers switching to internal production, or vertical integration. To counteract this possibility, the Company focuses on product quality, cost reduction, prompt delivery, technical service and innovation.


Garden and Irrigation Hose Products

         We believe that we are the leading producer of garden hose in the United States. We have produced garden hose products for fifty years, and produce its primary components internally, including proprietary material formulations and brass couplings. Innovations have included the patented Colorite(R) Evenflow(R) design and ultra high quality product lines that utilize medical-grade plastics. We also manufacture specialty hose products such as air hose and irrigator "soaker hose".

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

         The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality tends to have an impact on the Company's financial results from quarter to quarter


FOOD PACKAGING

         The Food Packaging segment of our business had revenues of $124.5 million (23.7% of total revenues) for the 12 months ended June 29, 2001.

         The Food Packaging group produces primarily thermoformed foam polystyrene packaging products such as egg cartons and processor trays for the poultry and meat industries. We believe that we are the leading manufacturer of egg cartons in the United States. We are also a leading supplier of processor trays to the poultry industry.

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

         Within the polystyrene foam processor tray market, we compete principally with two large competitors, both of which have significantly greater financial resources than ours and who, together, control the largest share of this market. In the egg packaging market, our primary competitor manufactures pulp-based egg cartons. We believe, that we compete effectively based on product quality and performance and prompt delivery. Our customer base includes most of the domestic egg packagers (including those owned by egg retailers) and many prominent poultry processors.


SPECIALTY RESINS AND COMPOUNDS

         The Specialty Resins and Compounds segment of our business had revenues of $50.9 million (9.7% of total revenues) for the 12 months ended June 29, 2001.

Specialty Vinyl Resins

         Tekni-Plex manufactures specialty vinyl resins, with an annual production capacity of 100 million pounds. We employ specialized technology to produce dispersion, blending, and copolymer suspension resins for use by suppliers to a variety of industries, including floor covering, automotive sealants and adhesives, coil coatings, plastisol compounding and vinyl packaging.

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


SALES, MARKETING AND CUSTOMERS

         Excluding customer service representatives, as of June 29, 2001, we had a total of 49 direct sales and marketing personnel covering both our domestic and international businesses. There were also commissioned independent sales representatives (not direct employees of Tekni-Plex) providing additional coverage.

         We estimate the average tenure among our ten largest customers at more than 17 years. Overall customer concentration is low with no customer accounting for more than 10% of total sales and the top ten customers generating less than 32% of sales for the 12 months ended June 29, 2001.


MANUFACTURING

         As of June 29, 2001 we had strategically located manufacturing facilities throughout North America and Europe, totaling over 3,000,000 square feet of floor space.

         We utilize many proprietary material formulations throughout our operations. These formulations provide superior processing and end-product performance characteristics, giving us a competitive edge across many of our businesses. Typically, these proprietary material formulations are protected by trade secret, as opposed to patents which, we believe would be a less effective approach to maintaining our competitive edge.

         We utilize many proprietary, highly efficient manufacturing processes, developed by our own engineering staffs throughout our operations. These processes allow us to make products with superior dimensional tolerances at higher speeds with lower waste factors than our competitors.

         Our various business units routinely share technological information regarding process and material formulation improvements, and actively seek new synergistic applications for newly developed technologies throughout our company.

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

         In the past we have generally been able to pass on raw materials cost increases to customers on a relatively timely basis. The exception has been garden hose products, the prices for which are typically set annually in advance of each season. To the extent that raw material costs increase more than anticipated, these additional costs generally cannot be passed on during that season. Conversely, we benefit from any decrease in raw material costs after garden hose prices have been set for the upcoming selling season.

INTELLECTUAL PROPERTY

         We primarily rely on confidentiality agreements contained in our employment applications and the restriction of access to our plants and confidential information to safeguard our proprietary technology. Although we also file and register patents and trademarks, we do not believe that any of our patents or trademarks is material to our operations.

EMPLOYEES

         As of June 29, 2001, the Company employed approximately 3,000 full-time employees. Approximately 28% of all employees are represented by various collective bargaining agreements that expire between June 2003 and June 2004.


Item 2.  FACILITIES

         The Company believes that its facilities are suitable and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of the Company's offices and facilities, all of which are owned unless otherwise indicated.

                                                                              APPROXIMATE
LOCATION                            FUNCTION                                   SQUARE FEET
--------                            --------                                  -----------
Somerville, New Jersey              Food Packaging and Healthcare packaging     172,000

Auburn, Maine (5)                   Specialty resins                             24,000

Belfast, Northern Ireland           Healthcare materials                         55,000

Blauvelt, New York (8)              Healthcare packaging                         56,400

Burlington, New Jersey              Specialty resins                            107,000

Cambridge, Ontario                  Healthcare packaging                         25,000

City of Industry,                   Healthcare products                         110,000
California (5)

Clayton, North Carolina             Healthcare products                          76,000

Clinton, Illinois                   Consumer packaging                           62,500

Coppell, Texas (7)                  Executive Offices                             3,125

Dallas, Texas  (1)                  Food packaging                              139,000

Dalton, Georgia                     Healthcare products                          40,000

Decatur, Indiana                    Food packaging                              187,000

Decatur, Indiana  (1)               Warehouse                                     3,750

East Farmingdale, New York (2)      Specialty resins                             50,000

Erembodegem                         Consumer packaging and                       99,100
(Aalst), Belgium                    healthcare products

Flemington, New Jersey              Healthcare packaging                        145,000

Lawrenceville, Georgia              Food packaging                              150,000

Lawrenceville, Georgia  (1)         Warehouse                                    31,700

Livonia, Michigan (4)               Specialty resins                             60,000

McKenzie, Tennessee                 Consumer products                            20,000

Milan (Gaggiano), Italy (7)         Consumer packaging                           14,900

Milan (Gaggiano), Italy             Consumer packaging                           25,800

Milan (Rosate), Italy  (3)          Consumer packaging                           24,000

Mississauga, Ontario (6)            Consumer products                           100,000

Mississauga, Ontario (5)            Consumer Products                           126,650

Piscataway, New Jersey (3)          Compounds                                   150,000

Ridgefield, New Jersey              Consumer products and                       328,000
                                    healthcare materials

Ridgefield, New Jersey (3)
Warehouse                                                                        70,000

Rockaway, New Jersey                Consumer packaging                           98,600

Schaumburg, Illinois (9)            Consumer packaging                           58,000

Schiller Park, Illinois             Consumer packaging                           20,000

Sparks, Nevada (3)                  Consumer products and                       248,000
                                    healthcare materials

Tonawanda, New York (2)             Consumer products                            32,000

Waco, Texas                         Consumer products                           104,600

Wenatchee, Washington               Food packaging                               97,000

Wenatchee, Washington  (4)          Warehouse                                    26,200


(Years relate to calendar years)
(1)    Leased on a month-to-month basis.
(2)    Lease expires in 2001.
(3)    Lease expires in 2002.
(4)    Lease expires in 2003.
(5)    Lease expires in 2004.
(6)    Lease expires in 2005.
(7)    Lease expires in 2006
(8)    Lease expires in 2008.
(9)    Lease expires in 2019.


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

         Our management includes a Director of Environmental Affairs who is responsible for compliance with all foreign, federal, state and local laws and regulations relating to the environment, and health and safety. This director performs internal auditing procedures and provides direction to all local facility managers in the compliance areas. The Director of Environmental Affairs and our President direct outside environmental counsel and outside environmental consulting firms to ensure that regulations are properly interpreted and reporting requirements are met.

         We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. Currently, we are remediating contamination resulting from past industrial activity at three of our New Jersey facilities which we acquired from PureTec in 1998. This remediation is being conducted pursuant to the requirements of New Jersey's Industrial Site Recovery Act which were triggered by the 1998 PureTec transaction. We believe that any costs ultimately borne by us in connection with this remediation would not be material.

         Although we believe that, based on historical experience, the costs of achieving and maintaining compliance with environmental laws and regulations are unlikely to have a material adverse effect on our business, financial condition or results of operations, it is possible that we could incur significant fines, penalties, capital costs or other liabilities associated with any confirmed noncompliance or remediation of contamination or natural resource damage liability at or related to any of our current or former facilities, the precise nature of which we cannot now predict. Furthermore, we cannot assure you that future environmental laws or regulations will not require substantial expenditures by us or significant modifications of our operations.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          Not Applicable.


Item 6.  SELECTED FINANCIAL DATA

                             (Dollars in thousands)

         The following table sets forth selected historical consolidated financial information of the Company, and has been derived from and should be read in conjunction with the Company's audited consolidated financial statements, including the notes thereto, which appear elsewhere herein.


                                                                                     YEARS ENDED
                                                                                     -----------
                                                        JUNE 27,        JULY 3,         JULY 2,         JUNE 30,       JUNE 29,
                                                         1997            1998            1999            2000            2001
                                                       ---------       ---------       ---------       ---------       ---------
INCOME STATEMENT DATA:
Net sales                                              $ 148,501       $ 316,332       $ 507,314       $ 524,817       $ 525,837
Cost of goods sold                                       110,772         239,234         376,370         394,480         399,836
Gross profit                                              37,729          77,098         130,944         130,337         126,001
Selling, general and administrative expenses              15,886          39,220          62,534          58,343          60,999
Income from operations                                    21,843          37,878          68,410          71,994          65,002
Interest expense, net                                      8,094          19,682          38,977          38,447          76,569
Unrealized loss on derivative contracts                       --              --              --              --         (13,891)
Other expense                                                646             415             286           4,705             605
Pre-tax income (loss) before extraordinary item           13,103          17,781          29,147          28,842         (26,063)
Income tax provision (benefit)                             4,675           9,112          14,150          14,436          (7,069)
Income before extraordinary item                           8,428           8,669          14,997          14,406         (18,994)
Extraordinary item (loss)(b)                             (20,666)             --              --         (35,374)             --
Net income (loss)                                      $ (12,238)      $   8,669       $  14,997       $ (20,968)      $ (18,994)
BALANCE SHEET DATA (at period end):
Working capital                                        $  25,950       $  84,897       $ 101,445       $ 145,879       $ 199,129
Total Assets                                             129,029         539,279         559,436         574,789         621,494
Total debt (including current portion)                    75,000         401,905         416,394         651,593         678,150
Stockholders' equity (deficit)                            30,397          38,673          52,297        (149,150)       (134,697)
OTHER FINANCIAL DATA:
EBITDA(a)                                              $  30,223       $  54,479       $ 101,681       $ 100,527       $ 100,064
EBITDA margin(a)                                            20.4%           17.2%           20.0%           19.2%           19.0%
Depreciation and amortization                          $   9,551       $  17,249       $  35,343       $  34,748       $  37,670
Capital expenditures                                       3,934           7,283          12,950          16,258          17,116
Cash flows:
From operations                                           19,537          29,009          38,794           9,485          (3,266)
From investing                                            (6,273)       (310,672)        (58,089)        (16,905)        (26,777)
From financing                                            (3,217)        299,926          12,057          (1,687)         62,180



(a) EBITDA is defined as earnings before interest, unrealized loss on derivative contracts, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of EBITDA may not be comparable to similar measures reported by other companies. EBITDA margin is calculated as the ratio of EBITDA to net sales for the period.

(b) Net loss for the year ended June 27, 1997 includes an extraordinary loss is comprised of (i) a prepayment penalty of $1.2 million and the write-off of deferred financing costs and debt discount of $3.4 million, net of the combined tax benefit of $1.8 million, and (ii) a loss of $17.8 million on the repurchase of redeemable warrants.

(c) Net loss for the year ended June 30, 2000 includes an extraordinary loss of approximately $35,374. The extraordinary loss is comprised of prepayment penalties and other interest costs of $39,303, the write - off of deferred financing costs of $16,696 and other fees of $1,325, net of a tax benefit of $21,950.



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

                         SELECTED FINANCIAL INFORMATION
                            (PERCENTAGE OF NET SALES)


                                                                        YEAR ENDED
                                                JULY 2, 1999           JUNE 30, 2000          JUNE 29, 2001
                                                ------------           -------------          -------------
Net sales ..................................       100.0%                 100.0%                  100.0%
Cost of sales ..............................        74.2                   75.2                    76.0
Gross profit ...............................        25.8                   24.8                    24.0
Selling, general and administrative expenses        12.3                   11.1                    11.6

Income from operations .....................        13.5                   13.7                    12.4
Interest expense ...........................         7.7                    7.3                    14.6
Provision (Benefit) for income taxes .......         2.8                    2.8                    (1.3)
Income (loss) before extraordinary item ....         3.0                    2.7                    (5.0)
Extraordinary item (loss) ..................          --                   (6.7)                     --
Net income (loss) ..........................         3.0                   (4.0)                   (3.6)
Depreciation and amortization ..............         7.0                    6.6                     7.2
EBITDA .....................................        20.0                   19.2                    19.0

            EBITDA is defined as earnings before interest, unrealized loss on derivative contracts, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. However, EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of our profitability or liquidity. In addition, this measure of EBITDA may not be comparable to similar measures reported by other companies. EBITDA margin is calculated as the ratio of EBITDA to net sales for the period.


YEAR ENDED JUNE 29, 2001 COMPARED TO YEAR ENDED JUNE 30 2000

Net Sales, increased to $525.8 million for the year ended June 29, 2001 from $524.8 million for the year ended June 30, 2000, representing an increase of $1.0 million or 0.2%. Sales increases in our Food and Consumer businesses were generally offset by weaker sales in our Healthcare and Specialty Resins businesses. Healthcare sales were down because of generally soft economic conditions and inventory de-stocking by some of our customers. Sales of our Specialty Resins segment were down as we continue to reposition this business in both markets and products.

Cost of Goods Sold, increased to $399.8 million for the year ended June 29, 2001 from $394.5 million for the year ended June 30, 2000. Expressed as a percentage of Net Sales, Cost of Goods Sold increased to 76.0% for the year ended June 29, 2001 compared to 75.2% for the year ended June 30, 2000. The increase in Cost of Goods Sold as a percentage of Net Sales was due primarily to raw material costs, which rose rapidly in the early part of the year before trending down over the remainder of the year.

Gross Profit, as a result, fell to $126.0 million for the year ended June 29, 2001 from $130.3 million for the year ended June 30, 2000. The ratio of Gross Profit to Net Sales decreased to 24.0% for the year ended June 29, 2001 from 24.8% for the year ended June 30, 2000.

Selling, General and Administrative Expenses, increased to $61.0 million for the year ended June 29, 2001 from $58.3 million for the year ended June 30, 2000, an increase of $2.7 million or 4.6%. This increase reflects general cost of living increases for our salaried personal as well as the Selling, General and Administrative expenses associated with our Super Plastics acquisition. The resultant ratio to Net Sales increased to 11.6% for the year ended June 29, 2001 from 11.1% for the year ended June 30, 2000.

Operating Profit, as a result of the above, decreased to $65.0 million or 12.4% for the year ended June 29, 2001 from $72.0 million or 13.7% for the year ended June 30, 2000.

Other Expenses, decreased to $0.6 million for the year ended June 29, 2001 from $4.7 million for the year ended June 29, 2000 primarily due to non-recurring expenses associated with the recapitalization. The year ended June 30, 2000 included approximately $4.0 million of non-recurring expenses associated with the recapitalization.

Interest Expense, increased to $76.6 million for the fiscal year ending June 29, 2001 from $38.4 million for the fiscal year ending June 30, 2000 primarily due to increased debt associated with the recapitalization. The Company has also incurred an unrealized loss of $13.9 million from derivative contracts for the year ended June 29, 2001. The Company had no similar gains or losses for the year ended June 30, 2000.

The ratio of the provision (benefit) for income taxes to income (loss) before income taxes was 27.1% for the year ended June 29, 2001 compared to 50.1% for the year ending June 30, 2000. The decrease in the effective rate for the year ended June 29, 2001 is due to non-deductible goodwill and other permanent differences in foreign subsidiaries.

Net Income (loss), as a result, was a loss of ($19) million or (3.6%) of net sales for the fiscal year ending June 29, 2001 compared to a loss of ($21.0) million or (4.0%) of net sales after an extraordinary charge of ($35.4) million for the year ending June 30, 2000.

Depreciation and Amortization Expense, increased to 37.7 million or 7.2% of net sales for the fiscal year ending June 29, 2001 from $34.7 million or 6.6% of net sales for the fiscal year ending June 30, 2000 due to increased depreciation and amortization expense primarily associated with our Super Plastics acquisition.

EBITDA, decreased slightly to $100.1 million or 19.0% for the year ended June 29, 2001 from $100.5 million or 19.2% for the fiscal year ending June 30, 2000 for the same reasons discussed above.

YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JULY 2, 1999

Net Sales, increased to $524.8 million for the year ended June 30, 2000 from $507.3 million for the year ended July 2, 1999, representing an increase of $17.5 million or 3.5%. The increased sales occurred primarily in the Company's Food Packaging business segment and in the European operations, which are accounted for in the Consumer Packaging and Products business segment. These increases were partially offset by decreases in the compounding business units within the Healthcare Packaging, Products and Materials business segment and in the Specialty Resins and Compounding business segment. Compounding sales in the Healthcare Packaging, Products and Materials segment are down because of scattered customer resistance to rapidly rising resin cost increases throughout the year and to the completion of the Company's program over the last several years to eliminate low profit sales. Sales were down in the Specialty Resins and Compounding business segment because the Burlington business segment was completely repositioned in both markets and products. In addition, sales growth was delayed in several business units that were merged and repositioned to emphasize national sales and marketing strategies rather than regional ones in the Healthcare Packaging, Products and Materials segment. Thus, the level of growth for the year ended June 30, 1999 may not be indicative of future operations.

         Cost of Goods Sold, increased to $394.5 million for the year ended June 30, 2000 from $376.4 million for the year ended July 2, 1999. Expressed as a percentage of net sales, cost of goods sold increased to 75.2% for the year ended June 30, 2000 from 74.2% for the year ended July 2, 1999. The increase in cost of goods sold as a percentage of net sales was due primarily to resin costs, which rose rapidly throughout the year ended June 30, 2000. Several of the Company's business units were unable to pass on all resin cost increases fully and quickly. Of these, the Garden Hose business unit in the Consumer Packaging and Products business segment suffered the most because it could not pass on any of the resin cost increases due to the industry practice of fixing prices with customers in the summer of each year for a full model year.

         Gross Profit, as a result, stayed virtually the same in the fiscal year ended June 30, 2000 at $130.3 million versus $130.9 million in the fiscal year ended July 2, 1999. The ratio of gross profit to net sales decreased from 25.8% in fiscal year ended July 2, 1999 to 24.8% for the fiscal year ended June 30, 2000.

         Selling, General and Administrative Expenses, decreased to $58.3 million in the fiscal year ended June 30, 2000 from $62.5 million in the fiscal year July 2, 1999. The resultant ratios to net sales decreased from 12.3% to 11.1% respectively. Primary reasons for the reduction were a decrease in incentive compensation expenses and completion of the Company programs to integrate the acquisitions made in the fiscal year ended July 2, 1999 into Tekni-Plex's culture and operations.

          Operating Profit, as a result of the above, increased to $72.0 million or 13.7% of sales in fiscal year ended June 30, 2000 from $68.4 million or 13.5% for the fiscal year ended July 2, 1999.

         Other Expenses, in the fiscal year ended June 30, 2000 included non-recurring expenses of about $4.0 million incurred as a result of the Company's recapitalization program completed near the end of June, 2000.

         Interest Expense, was $38.4 million for the fiscal year ended June 30, 2000. This was virtually unchanged from the fiscal year ended July 2, 1999 when interest expense was $39.0 million as average monthly usage and the interest rate remained about the same in both years. Interest expense as a ratio to net sales declined in the fiscal year ended June 30, 2000 to 7.3% from 7.7% in the fiscal year ended July 2, 1999. The large increase in total debt at the end of the year ended June 30, 2000 from the debt at the end of July 2, 1999, as shown on the Company's Consolidated Balance Sheet, was incurred in late June of 2000 as a result of the Company's recapitalization thereby having little or no impact on interest expense for the year ending June 30, 2000.

         Extraordinary Expense Net of Income Tax, of $35.4 million in the fiscal year ended June 30, 2000 represented the costs of calling in the old debt to be replaced by new debt in the Company's recapitalization program.

         Provision for Income Taxes increased to $14.4 million in the fiscal year ended June 30, 2000, from $14.2 million in the fiscal year ended July 2, 1999. The ratio of the provision for income taxes to net sales remained constant at 2.8%. The Company's effective tax was 50.1% for the fiscal year ended June 30, 2000 compared with 48.5% for the fiscal year ended July 2, 1999. The difference between the two years was primarily a function of tax carryover credits in the fiscal year ending July 2, 1999, and a greater contribution to pretax income by the Company's European operations in the fiscal year ending June 30, 2000 than in the fiscal year ending July 2, 1999.

         Net Income, for the fiscal year ending June 30, 2000 showed a loss of ($20.9) million or (4.0%) of net sales due to the non-recurring costs of the recapitalization program totaling about $39.1 million. The Company showed a profit in the fiscal year ending July 2, 1999 of $15.0 million or 3.0% of net sales.

         Depreciation and Amortization decreased to $34.7 million for the year ended June 30, 2000 from $35.3 million for the year ended July 2, 1999. Expressed as a percentage of net sales, depreciation and amortization decreased to 6.6% for the year ended June 30, 2000 from 7.0% for the same period in 1999.

         EBITDA decreased to $100.5 million or 19.2% of net sales for the year ended June 30, 2000, from $101.7 million or 20.0% of net sales for the same period in 1999 for the same reasons discussed above.


LIQUIDITY AND CAPITAL RESOURCES

         For the year ended June 29, 2001, net cash used by operating activities was ($3.3) million compared to $9.5 million of cash provided by operating activities for the same period in the prior year for an increased usage of $12.8 million. The increase was due to higher inventories and receivables in our Consumer Segment to accommodate a shift in the buying patterns of this segment's largest customer and a reduction in accrued expenses and liabilities. Various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

         Working capital at June 29, 2001 was $199.1 million compared to $145.9 million at June 30, 2000. The increase was primarily to increased borrowings of $35 million and the capital contribution of $30 million which were invested in increased inventory. The inventory increase resulted from a shift in the buying pattern of our Consumer Segment's largest customer. Approximately 75% of the annual sales in garden hose, which is the largest business unit in that segment, normally occur in the spring and early summer months.

         As of June 29, 2001, we had an outstanding balance of $65.0 million under the $100.0 million revolving credit line of the existing credit facility. This was an increase of $35.0 million from the outstanding balance as of June 30, 2000 and was due primarily to normal seasonal requirements of our Consumer Packaging and Products business segment. In addition, as of June 29, 2001 we had $44.6 million of cash compared to $12.5 million of cash as of June 30, 2000. The $32.1 million increase in cash was largely due to new capital contributions.

         As of June 29, 2001, there was $35.0 million undrawn and available under the new revolving credit facility to fund ongoing general corporate and working capital requirements. In addition, as part of the recapitalization, our new equity investors agreed to contribute to Tekni-Plex Partners $269.6 million in the aggregate, of which $167.0 million has been contributed and used to purchase interests of certain previous Tekni-Plex investors and an additional $35.0 million was used to finance acquisitions, including the announced acquisition of Swan Hose. Tekni-Plex Management, the managing member of Tekni-Plex Partners, may for at least five years from the recapitalization call upon the remainder of the commitment, $67.6 million, for our future use for general corporate purposes, including acquisitions.

         Apart from acquisitions, our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the year ended June 29, 2001 and June 30, 2000 were $17.1 million and $16.3 million, respectively. We expect that annual capital expenditures will increase somewhat from historical levels during the next few years as we make improvements in the recently acquired operations.

         Management believes that cash generated from operations plus funds from the new credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we cannot assure you that sufficient funds will be available from operations or borrowings under the new credit facility to meet our anticipated cash needs. To the extent we pursue future acquisitions, we may be required to obtain additional financing. We cannot assure you that you will be able to obtain such financing in amounts and on terms acceptable to us. The terms of the notes and the new credit facility each include various covenants that limit our ability to incur additional debt.


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

         In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations however, they do not qualify for hedge accounting under FASB 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized loss from derivative instruments in the Consolidated Statements of Operations. Currently these are the only derivative instruments held by Tekni-Plex as of June 29, 2001. The fair value of derivative contracts are determined based on quoted market values obtained from a third party. At July 1, 2000, there was no cumulative effect adjustment required to reflect the accounting change. As of July 1, 2000, Tekni-Plex had interest rate swap contracts to pay variable rates of interest based on a basket of LIBOR Benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344 million amount of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these swap contracts, Tekni-Plex also purchased an interest rate cap. The aggregate fair market value of these interest rate swaps contracts was $(13,891) on June 29, 2001 and is included in other liabilities on the Consolidated Balance Sheet. For the year ended June 29, 2001, Tekni-Plex incurred realized losses of $1,806, which have been reflected in interest expense.

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.


         The Company's previous business combinations were accounted for using the purchase method. As of June 29, 2001, the net carrying amount of goodwill is $179,100 and other intangible assets is $516. Amortization expense during the period ended June 29, 2001 was $15,400. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

INFLATION

         During the first half of fiscal year 2001, we contended with rising raw material prices. We believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 29, 2001 and June 30, 2000 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $401,560 and $374,000 respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $4,000 and $3,700, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. To ameliorate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements with a notional amount of $344,000. The specific terms of the Swap and Cap Agreements are more fully discussed above in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         The board of directors is composed of six directors. A nominating committee composed of Dr. Smith and Mr. Cronin designated two directors, Dr. Smith designated three members of management as directors (Dr. Smith, Mr. Baker and Mr. Witt and the last director was designated by Mr. Cronin). Directors may only be removed for cause or at the request of the person entitled to designate that director.

NAME                                AGE                      POSITION
----                                ---                      --------

Dr. F. Patrick Smith                53      Chairman of the Board and Chief Executive Officer
Kenneth W.R.  Baker                 57      President, Chief Operating Officer and Director
Arthur P. Witt                      71      Corporate Secretary and Director
John S. Geer                        55      Director
J.  Andrew McWethy                  60      Director
Michael F. Cronin                   47      Director

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

         Kenneth W.R. Baker has served as Tekni-Plex Chief Operating Officer since April 1994 and as President since July 1995. Mr. Baker served in various management roles including systems development, finance, industrial engineering, research and development, and manufacturing operations at Owens-Illinois, Inc. and Lily-Tulip, Inc. from 1965 to 1985. From 1986 to 1987, he served as Vice President, Operations at Fort Howard Cup Corporation. In 1987, Mr. Baker joined WFP Corporation, Inc. as Senior Vice President, Operations and eventually became the company's President and CEO before leaving the company in 1992. Thereafter, Mr. Baker became Vice President, Research and Development at the Molded Products Division of Carlisle Plastics, Inc. until joining Tekni-Plex in 1994.

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

         Andrew McWethy has served as a director of Tekni-Plex since March 1994. He co-founded and managed MST Partners L.P., a private equity investment fund, from 1989 to 2000. In 2000, Mr. McWethy co-founded Eastport Operating Partners, L.P., a private equity investment fund that he continues to manage. Prior to 1989, Mr. McWethy was employed by Irving Trust Company for 12 years.

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

COMPENSATION OF EXECUTIVE OFFICERS

         The following table sets forth the remuneration paid by Tekni-Plex to the Chief Executive Officer and the next most highly compensated executive officer of Tekni-Plex whose salary and bonus exceeded $100,000 for the years indicated in connection with his position with Tekni-Plex:

                           SUMMARY COMPENSATION TABLE


                                         FISCAL                                       STOCK        OTHER ANNUAL
NAME & PRINCIPAL POSITION                 YEAR            SALARY         BONUS       OPTIONS      COMPENSATION(A)
-------------------------                 ----            ------         -----       -------      ---------------
Dr. F. Patrick Smith,                     2001         $5,000,000      $       --       --              $16,000
Chief Executive Officer                   2000          1,200,000       4,622,100       --               16,000
                                          1999          1,200,000       8,981,000       --               42,000


Mr. Kenneth W.R. Baker,                   2001         $2,500,000      $       --       --              $ 9,000
President and Chief Operating             2000            600,000       2,311,050       --                9,000
Officer                                   1999            600,000       4,490,000       --                9,000


(a) Includes amounts reimbursed during the fiscal year for payment of taxes, auto expense, membership fees, etc.

         In connection with the recapitalization, the employment agreements of Dr. Smith and Mr. Baker were amended and restated as described below.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                            PERCENT OF                                 POTENTIAL          POTENTIAL
                                                 TOTAL                                REALIZABLE   REALIZABLE VALUE
                              NUMBER OF       OPTIONS/                                  VALUE AT         AT ASSUMED
                             SECURITIES   SARS GRANTED  EXERCISE                  ASSUMED ANNUAL    ANNUAL RATES OF
                            UNDER-LYING   TO EMPLOYEES  OR BASE                   RATES OF STOCK        STOCK PRICE
                               OPTIONS/      IN FISCAL  PRICE                              PRICE   APPRECIATION FOR
                           SARS GRANTED           YEAR  PER         EXPIRATION      APPRECIATION    OPTION TERM 10%
                                                        SHARE          DATE      FOR OPTION TERM             ($000)
NAME                                                       ($000)                             5%
                                                                                          ($000)

Dr. F. Patrick Smith            --               --%         --           --                --                 --


Kenneth W.R. Baker              --               --%         --           --                --                 --

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES


                                                                                   NUMBER OF
                                                                                  SECURITIES       VALUE ($000) OF
                                                                                  UNDERLYING           UNEXERCISED
                                                                                 UNEXERCISED          IN-THE-MONEY
                                                                             OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                                      FY-END                FY-END
                             SHARES ACQUIRED ON                                 EXERCISABLE/          EXERCISABLE/
NAME                                   EXERCISE         VALUE REALIZED         UNEXERCISABLE         UNEXERCISABLE


Dr. F. Patrick Smith                        --                     --                    --              -- / --

Kenneth W.R. Baker                          --                     --                    --              -- / --


EMPLOYMENT AGREEMENTS

         As part of the recapitalization, Dr. Smith and Mr. Baker entered into amended and restated employment agreements that currently expire July 2, 2004 and contain renewal provisions.

         Each employment agreement provides that the executive may be terminated by us for cause or upon death or disability of the executive. Each of Dr. Smith and Mr. Baker is entitled to severance benefits if he is terminated due to death or disability. The employment agreements also contain certain non-compete provisions.

         The annual salaries of Dr. Smith and Mr. Baker are $5 million and $2.5 million, respectively, and each of these salaries will be increased by 10% annually. Neither Dr. Smith's nor Mr. Baker's amended and restated employment agreement provides for any mandatory bonus compensation. No other provisions of Dr. Smith's and Mr. Baker's employment agreements changed materially.


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


COMPENSATION COMMITTEE

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Tekni-Plex Partners LLC holds approximately 95.6% (approximately 93.0% on a fully diluted basis) and MST/TP Partners LLC holds approximately 4.4% (approximately 4.2% on a fully diluted basis) of Tekni-Plex's outstanding common stock.

         Tekni-Plex Management LLC, controlled by Dr. Smith, is the sole managing member of both Tekni-Plex Partners LLC and MST/TP Partners LLC.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CONSULTING ARRANGEMENTS


                  We have an arrangement with Arthur P. Witt, one of our directors and our corporate secretary, under which Mr. Witt provides us with customary management consulting services. Mr. Witt's compensation for consulting services rendered on our behalf was approximately $50,400 and $66,500 for fiscal years 2001 and 2000, respectively.

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

                  None

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     TEKNI-PLEX, INC.

                                                     By: /S/ F. PATRICK SMITH

                                                     F. Patrick Smith
                                                     Chairman of the Board and
                                                     Chief Executive Officer
Dated: October 4, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on October 1, 2001.

                        SIGNATURE                                    TITLE
                        ---------                                    -----

                 /s/ F. PATRICK SMITH                         Chairman of the Board and Chief Executive
                     F. Patrick Smith                         Officer

                /s/ KENNETH W.R.  BAKER                       President and Chief Operating Officer and Director
                    Kenneth W.R.  Baker

                  /s/ ARTHUR P. WITT                          Corporate Secretary and Director
                      Arthur P. Witt

                   /s/ JOHN S. GEER                           Director
                       John S. Geer

                /s/ J.  ANDREW MCWETHY                        Director
                    J.  Andrew McWethy

                 /s/ MICHAEL F. CRONIN                        Director
                     Michael F. Cronin

                                                                TEKNI-PLEX, INC.



                                                                        CONTENTS
================================================================================

INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Balance sheets                                                           F-3
    Statements of operations                                                 F-4
    Statements of comprehensive income (loss)                                F-5
    Statements of stockholders' equity (deficit)                             F-6
    Statements of cash flows                                                 F-7
    Notes to financial statements                                     F-8 - F-42

INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTAL SCHEDULE                       F-43

SUPPLEMENTAL SCHEDULE:
    Valuation and qualifying accounts and reserves                          F-44

INDEPENDENT AUDITORS' REPORT



The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its wholly owned subsidiaries (the "Company") as of June 29, 2001 and June 30, 2000, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 29, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its wholly owned subsidiaries as of June 29, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2001, in conformity with accounting principles generally accepted in the United States of America.



BDO Seidman, LLP
Woodbridge, New Jersey

September 20, 2001, except for Note 6
   for which the date is October 4, 2001

                                                                TEKNI-PLEX, INC.



                                                     CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================

                                                               JUNE 29, 2001    June 30, 2000
---------------------------------------------------------------------------------------------
ASSETS
CURRENT:
    Cash                                                          $  44,645        $  12,525
    Accounts receivable, net of an allowance of $1,500 and
        $1,642 for possible losses                                  105,316           96,039
    Inventories (Note 4)                                            106,258           91,233
    Deferred income taxes (Note 7)                                    5,153            4,997
    Refundable income taxes                                              --           14,883
    Prepaid expenses and other current assets                         5,595            2,171
---------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                  266,967          221,848
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 5)                         137,008          135,926
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF
    $62,271 AND $45,480                                             179,616          190,492
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION
    OF $2,549 AND $0                                                 16,607           18,897
DEFERRED INCOME TAXES (NOTE 7)                                       19,010            5,398
OTHER ASSETS                                                          2,286            2,228
---------------------------------------------------------------------------------------------
                                                                  $ 621,494        $ 574,789
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current portion of long term debt (Note 6)                    $   8,072        $   8,401
    Accounts payable trade                                           34,076           30,026
    Accrued payroll and benefits                                      5,222           11,662
    Accrued interest                                                  1,673            2,359
    Accrued liabilities - other                                      15,446           23,521
    Income taxes payable                                              3,349               --
---------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                              67,838           75,969
LONG-TERM DEBT (NOTE 6)                                             670,078          643,192
OTHER LIABILITIES                                                    18,275            4,778
---------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                     756,191          723,939
---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 7, 8, 9 AND 11)
STOCKHOLDERS' EQUITY (DEFICIT):
    Common stock, $.01 par value, authorized 20,000 shares,
       issued 848 at June 29, 2001 and June 30, 2000                     --               --
    Additional paid-in capital                                      120,176           84,176
    Accumulated other comprehensive loss                             (7,039)          (4,486)
    Accumulated deficit                                             (27,372)          (8,378)
    Less: Treasury stock at cost, 432 shares (Note 2)              (220,462)        (220,462)
---------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (134,697)        (149,150)
---------------------------------------------------------------------------------------------
                                                                  $ 621,494        $ 574,789
=============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (DOLLARS IN THOUSANDS)
================================================================================

Years ended                                 JUNE 29, 2001    June 30, 2000    July 2, 1999
------------------------------------------------------------------------------------------
NET SALES                                       $ 525,837        $ 524,817        $507,314
COST OF SALES                                     399,836          394,480         376,370
------------------------------------------------------------------------------------------
        GROSS PROFIT                              126,001          130,337         130,944
OPERATING EXPENSES:
  Selling, general and administrative              60,999           58,343          62,534
------------------------------------------------------------------------------------------
        INCOME FROM OPERATIONS                     65,002           71,994          68,410
OTHER EXPENSES:
  Interest, net                                    76,569           38,447          38,977
  Unrealized loss on derivative contracts
    (Note 1)                                       13,891               --              --
  Other (Note 9)                                      605            4,705             286
------------------------------------------------------------------------------------------
        INCOME (LOSS) BEFORE PROVISION
           FOR INCOME TAXES AND
           EXTRAORDINARY ITEM                     (26,063)          28,842          29,147
PROVISION (BENEFIT) FOR INCOME TAXES
  (NOTE 7):
  Current                                           4,098           12,333           7,004
  Deferred                                        (11,167)           2,103           7,146
------------------------------------------------------------------------------------------
        INCOME (LOSS) BEFORE
           EXTRAORDINARY ITEM                     (18,994)          14,406          14,997
EXTRAORDINARY ITEM, NET OF INCOME TAXES
  (NOTE 2)                                             --          (35,374)             --
------------------------------------------------------------------------------------------
NET INCOME (LOSS)                               $ (18,994)       $ (20,968)       $ 14,997
==========================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.



                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                          (DOLLARS IN THOUSANDS)
================================================================================

Years ended                          JUNE 29, 2001    June 30, 2000   July 2, 1999
----------------------------------------------------------------------------------
NET INCOME (LOSS)                        $(18,994)        $(20,968)      $ 14,997
OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAXES:
    Foreign currency translation           (2,553)          (3,118)        (1,373)
----------------------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)              $(21,547)        $(24,086)      $ 13,624
==================================================================================


                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.



                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                          (DOLLARS IN THOUSANDS)
================================================================================

                                                        Accumulated
                                          Additional       Other
                                 Common     Paid-In    Comprehensive    Accumulated     Treasury
                                  stock     Capital         Loss         deficit         Stock        TOTAL
--------------------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 1998            $   --    $ 41,075      $     5       $ (2,407)       $      --    $  38,673
Foreign currency translation         --          --       (1,373)            --               --       (1,373)
Net income                           --          --           --         14,997               --       14,997
--------------------------------------------------------------------------------------------------------------
BALANCE, JULY 2, 1999                --      41,075       (1,368)        12,590               --       52,297
Foreign currency translation         --          --       (3,118)            --               --       (3,118)
Net loss                             --          --           --        (20,968)              --      (20,968)
Purchase of treasury stock           --          --           --             --         (220,462)    (220,462)
Capital contribution                 --      43,101           --             --               --       43,101
--------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000               --      84,176       (4,486)        (8,378)        (220,462)    (149,150)
Foreign currency translation         --          --       (2,553)            --               --       (2,553)
Net loss                             --          --           --        (18,994)              --      (18,994)
Capital contributions                --      36,000           --             --               --       36,000
--------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 29, 2001           $   --    $120,176      $(7,039)      $(27,372)       $(220,462)   $(134,697)
==============================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.



                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (DOLLARS IN THOUSANDS)
================================================================================

Years ended                                                      JUNE 29, 2001   June 30, 2000   July 2, 1999
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $(18,994)      $ (20,968)      $ 14,997
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation                                                     18,741          16,026         16,930
      Amortization                                                     18,929          18,722         18,413
      Unrealized loss on derivative contracts                          13,891
      Provision for bad debts                                             250             310            370
      Deferred income taxes                                           (11,167)          2,103          7,146
      Loss on sale of assets                                               --              62             --
      Extraordinary loss on extinguishment of debt                         --          35,374             --
      Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                            (9,527)            186         (5,709)
        Inventories                                                   (11,019)        (29,243)        (4,778)
        Prepaid expenses and other current assets                       8,859           4,898         (1,483)
        Other assets                                                      (58)            205           (532)
        Accounts payable and other current liabilities                  2,713         (15,994)        (4,859)
        Income taxes payable                                            3,349            (742)        (1,701)
        Other liabilities                                             (19,233)         (1,454)            --
-------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (3,266)          9,485         38,794
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of net assets including acquisition costs,
    net of cash acquired                                               (9,233)             --        (45,139)
  Capital expenditures                                                (17,116)        (16,258)       (12,950)
  Additions to intangibles                                               (428)           (805)            --
  Cash proceeds from sale of assets                                        --             158             --
-------------------------------------------------------------------------------------------------------------
          NET CASH USED IN INVESTING ACTIVITIES                       (26,777)        (16,905)       (58,089)
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line of credit                     35,000          (2,030)        22,234
  Proceeds from long-term debt                                             --         645,232             --
  Repayments of long-term debt                                         (8,820)       (448,631)       (10,177)
  Proceeds from capital contributions                                  36,000          43,101             --
  Debt financing costs                                                     --         (18,897)            --
  Purchase of treasury stock                                               --        (220,462)            --
-------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          62,180          (1,687)        12,057
-------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (17)           (485)            (8)
-------------------------------------------------------------------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                        32,120          (9,592)        (7,246)
CASH, BEGINNING OF PERIOD                                              12,525          22,117         29,363
-------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $ 44,645       $  12,525       $ 22,117
=============================================================================================================

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


1. SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Tekni-Plex, Inc. ("Tekni-Plex" or the "Company") is a global, diversified manufacturer of packaging, products, and materials for the healthcare, consumer, and food packaging industries. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under four primary business groups: Healthcare Packaging, Products, and Materials; Consumer Packaging and Products; Food Packaging; and Specialty Resins and Compounds.

Consolidation Policy

The consolidated financial statements include the financial statements of Tekni-Plex, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost (weighted average) or market.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets primarily on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Repairs and maintenance are charged to expense as incurred.

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

Shipping and Handling Costs

During fiscal year 2001, the Company adopted EITF 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs of $19,400 were charged to cost of sales for the year ended June 29, 2001. In prior years these costs were recorded as a reduction to sales. The 2000 and 1999 sales and cost of sales were reclassified by $18,000 and $18,100, respectively to reflect the adoption of EITF 00-10.

Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Fiscal Year-End

The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The years ended June 29, 2001, June 30, 2000 and July 2, 1999 contained 52 weeks each.

Reclassifications

Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


Foreign Currency Translation

Assets and liabilities of international subsidiaries are translated at year end exchange rates and related translation adjustments are reported as a component of stockholders' equity. Income statement accounts are translated at the average rates during the period.

Long-Lived Assets

Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value. No impairment losses have been recorded through June 29, 2001.

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

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


Derivative Instruments

Effective July 1, 2000, Tekni-Plex adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. FAS 133 requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders' equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations however, they do not qualify for hedge accounting under FASB 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized loss from derivative instruments in the Consolidated Statements of Operations. Currently these are the only derivative instruments held by Tekni-Plex as of June 29, 2001. The fair value of derivative contracts are determined based on quoted market values obtained from a third party. At July 1, 2000, there was no cumulative effect adjustment required to reflect the accounting change. As of July 1, 2000, Tekni-Plex had interest swap contracts to pay variable rates of interest based on a basket of LIBOR Benchmarks and receive variable rates of interest based on a 3 month dollar LIBOR on an aggregate of $344 million amount of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these swap contracts, Tekni-Plex also purchased an interest rate cap. The aggregate fair market value of these interest rate swap and cap contracts was $(13,891) on June 29, 2001 and is included in other liabilities on the Consolidated Balance Sheet. For the year ended June 29, 2001, Tekni-Plex incurred realized losses of $1,806, which have been reflected in interest expense.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.


The Company's previous business combinations were accounted for using the purchase method. As of June 29, 2001, the net carrying amount of goodwill is $179,100 and other intangible assets is $6,516. Amortization expense during the period ended June 29, 2001 was $15,400. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SAFS 142 will impact its financial position and results of operations.

2. RECAPITALIZATION

In June 2000, the Company entered into a Recapitalization (the
"Recapitalization") with certain of its stockholders, whereby the Company purchased approximately 51% of the outstanding stock for approximately $220,500 including related transaction fees. This stock has been reflected as treasury stock in the accompanying balance sheet.

As a result of provisions in the Company's Senior Debt and Subordinated Note Agreements, the Company redeemed it's $200,000 9-1/4% Senior Subordinated
Notes, its $75,000 11-1/4% Senior Subordinated Notes and repaid its Senior Debt in the amount of approximately $153,000. These transactions resulted in an extraordinary loss on the extinguishment of debt of approximately $35,374. The extraordinary loss is comprised of prepayment penalties and other interest costs of $39,303, the write-off of deferred financing costs of $16,696 and other fees of $1,325, net of a tax benefit of $21,950.

These transactions were funded by $43,101 of new equity, $275,000 12-3/4% Senior Subordinated Notes (see Note 6(b)) and initial borrowings of $374,000 on a $444,000 Senior Credit Facility (see Note 6(a)).

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


3. ACQUISITIONS

In November 2000, the Company purchased certain assets of Super Plastics Division ("Super Plastics") of RCR International, Inc., for approximately $10,200. The acquisition was recorded under the purchase method, whereby Super Plastics' net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $5,500 has been recorded, which is being amortized over 15 years. In connection with the acquisition, the Company established a reserve of $2,600. The reserve was comprised of the costs to close a duplicate facility and terminate employees. There is no balance remaining in this reserve at June 29, 2001. Proforma results of operations, assuming Super Plastics was acquired on July 3, 1999, would not be materially different from the consolidated results of operations.


In April 1999, the Company purchased certain assets and assumed certain liabilities of High Voltage Engineering Corp. - Natvar Division ("Natvar"), for approximately $26,000. The acquisition was recorded under the purchase method, whereby Natvar's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $19,786 has been recorded, which is being amortized over 15 years.

In January 1999, the Company purchased certain assets and assumed certain liabilities of Tri-Seal International, Inc. ("Tri-Seal") for approximately $21,000. The acquisition was recorded under the purchase method and Tri-Seal's operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $13,848 has been recorded, which is being amortized over 15 years.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


The following table presents the unaudited pro forma results of operations as though the acquisition of Tri-Seal and Natvar occurred on July 4, 1998:


Years ended                                                       JULY 2, 1999
--------------------------------------------------------------------------------
Net sales                                                             $510,050
Income from operations                                                  70,691
Income before provision for income taxes                                31,211
================================================================================

4. INVENTORIES

Inventories are summarized as follows:

                                                  JUNE 29, 2001   June 30, 2000
--------------------------------------------------------------------------------
Raw materials                                          $ 33,971         $44,002
Work-in-process                                           7,812           7,024
Finished goods                                           64,475          40,207
--------------------------------------------------------------------------------
                                                       $106,258         $91,233
================================================================================

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                                    Estimated
                                 JUNE 29, 2001   June 30, 2000     useful lives
--------------------------------------------------------------------------------
Land                                  $ 15,390        $ 15,106
Building and improvements               34,886          32,016    30 - 40 years
Machinery and equipment                139,591         124,549     5 - 10 years
Furniture and fixtures                   6,176           4,045     5 - 10 years
Construction in progress                10,115          10,009
--------------------------------------------------------------------------------
                                       206,158         185,725
Less: Accumulated depreciation          69,150          49,799
--------------------------------------------------------------------------------
                                      $137,008        $135,926
================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
================================================================================


6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                  JUNE 29, 2001   June 30, 2000
--------------------------------------------------------------------------------
Senior Debt(a):
  Revolving line of credit                             $ 65,000        $ 30,000
  Term notes                                            336,560         344,000
Senior Subordinated Notes issued
  June 21, 2000 at 12-3/4%, due
  June 15, 2010 (less unamortized
  discount of $3,391 and $3,768)(b).                    271,609         271,232
Other, primarily foreign term loans, with
  interest rates ranging from 4.44% to 5.44%
  and maturities from 2000 to 2010.                       4,981           6,361
--------------------------------------------------------------------------------
                                                        678,150         651,593
Less: Current maturities                                  8,072           8,401
--------------------------------------------------------------------------------
                                                       $670,078        $643,192
================================================================================

a) Senior Debt

The Company has a Senior Debt agreement, which includes a $100,000 revolving credit agreement, and two term loans in the original amount of $344,000. The proceeds of the credit agreement were used as part of the Recapitalization. These loans are senior to all other indebtedness and are collateralized by substantially all the assets of the Company. The debt agreement includes various covenants including a limitation on capital expenditures and compliance with customary financial ratios.

On October 2, 2001, the Company's Senior Debt agreement was amended to retroactively modify certain financial covenants effective June 29, 2001 and thereafter. The Company is in compliance with all such financial covenants, as amended.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Revolving Credit Agreement

Borrowings under the agreement may be used for general corporate purposes and $35,000 is available for borrowing at June 29, 2001. Interest, at the Company's option, is charged at the Prime Rate, plus the Applicable Base Rate (initially 2%) or the Adjusted LIBOR Rate, as defined, plus the Applicable Euro-Dollar Margin (initially 3%). The Applicable Base Rate and Applicable Euro-Dollar Margin can be reduced by up to 1.25 % based on the maintenance of certain leverage ratios. At June 29, 2001 the balance of $65,000 outstanding was borrowed at various rates ranging from 6.75% to 8.75%. At June 30, 2000, the rates charged were 9.69% on $25,000 and 11.5% on $5,000. The Revolving Credit Agreement expires in June 2006.

Term Loan A

Borrowings under this loan, in the original amount of $100,000, were used in connection with the Recapitalization. Interest is payable quarterly at the same rates and margins discussed above under the Revolving Credit Agreement, 7.5% and 9.81% at June 29, 2001 and June 30, 2000, respectively. Principal is currently payable in quarterly installments of $1,250. The quarterly installments subsequently increase with payments totaling $70,000 due in the final two years in the period ending in June 2006.

Term Loan B

Borrowings under this loan in the original amount of $244,000 were used in connection with the Recapitalization. Interest is payable quarterly at the same rate discussed above, except the Applicable Base Rate is initially 2.5% and the Applicable Euro-Dollar Margin is initially 3.5%. Rates of 7.25% and 10.31% were charged at June 29, 2001 and June 30, 2000, respectively. In addition, the Applicable Base Rate and Applicable Euro-Dollar Margin can be reduced by .5% based on the maintenance of certain leverage ratios. Principal is currently payable in quarterly installments of $610. The quarterly installments subsequently increase with payments totaling $229,000 due in the final two years in the period ending in June 2008.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


b) Senior Subordinated Notes Issued June 2000

   In June 2000, the Company issued $275,000 of 12 -3/4% ten year Senior Subordinated Notes less a discount of $3,768, the proceeds of which were used in connection with the Recapitalization. The discount is being amortized over the term of the notes on the interest method. Interest is payable semi-annually and the notes are unsecured obligations and rank subordinate to existing and future senior debt, including current term loans and revolving credit facilities. The notes are callable by the Company after June 15, 2005 at a premium of 6.375%, which decreases to par after June 2008. In addition, prior to June 15, 2003, the Company may call up to 35% of the principal amount of the notes outstanding with proceeds from one or more public offerings of the Company's Capital Stock at a premium of 12.75%. Upon a change in control, the Company is required to make an offer to repurchase the notes at 101% of the principal amount. These notes also contain various covenants including a limitation on future indebtedness; limitation of payments, including prohibiting the payment of dividends; and limitations on mergers, consolidations and the sale of assets.

Principal payments on long-term debt over the next five years and thereafter are as follows:

-------------------------------------------
2002                             $    8,072
2003                                 12,913
2004                                 12,913
2005                                 37,913
2006                                102,913
Thereafter                          506,817
===========================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


The Company believes the recorded value of long-term debt approximates fair value based on current rates available to the Company for similar debt.


7.  INCOME TAXES

The provision for income taxes , excluding the income tax benefit associated with the extraordinary item in 2000, is summarized as follows:


Years ended                           JUNE 29, 2001     June 30, 2000   July 2, 1999
------------------------------------------------------------------------------------
Current:
    Federal                              $     --         $  7,763        $  3,604
    Foreign                                 3,984            3,554           2,900
    State and local                           114            1,016             500
------------------------------------------------------------------------------------
                                            4,098           12,333           7,004
------------------------------------------------------------------------------------
Deferred:
    Federal                                (9,945)           1,756           5,918
    Foreign                                  (370)             217             328
    State and local                          (852)             130             900
------------------------------------------------------------------------------------
                                          (11,167)           2,103           7,146
------------------------------------------------------------------------------------
Provision (benefit) for income taxes     $ (7,069)        $ 14,436        $ 14,150
====================================================================================


The components of income (loss) before income taxes are as follows:

Years ended   JUNE 29, 2001  June 30, 2000  July 2, 1999
--------------------------------------------------------
Domestic       $(38,116)       $ 20,150       $ 21,198
Foreign          12,053           8,692          7,949
--------------------------------------------------------
               $(26,063)       $ 28,842       $ 29,147
========================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

Years ended                                JUNE 29, 2001   June 30, 2000  July 2, 1999
--------------------------------------------------------------------------------------
Provision (benefit) for Federal income
    taxes at statutory rate                  $ (8,861)       $  9,806       $  9,910
State and local income taxes, net of
    Federal benefit                              (677)            756            330
Non-deductible goodwill amortization            2,785           2,310          3,765
Foreign tax rates in excess of Federal
    tax rate                                     (470)            785            465
Other, net                                        154             779           (320)
--------------------------------------------------------------------------------------
Provision (benefit) for income taxes         $ (7,069)       $ 14,436       $ 14,150
======================================================================================


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   JUNE 29, 2001   June 30, 2000
--------------------------------------------------------------------------------
Current deferred taxes:
    Allowance for doubtful accounts                   $    582        $    637
    Inventory                                            1,190             309
    Net operating loss carryforwards                     3,201              --
    Accrued expenses                                       180           4,051
--------------------------------------------------------------------------------
        Total current deferred tax assets             $  5,153        $  4,997
================================================================================
Long-term deferred taxes:
    Net operating loss carryforwards                  $ 39,593        $ 29,997
    Accrued pension and post-retirement                  1,457           1,434
    Accrued expenses                                       620           1,108
    Unrealized loss on derivative contracts              5,360              --
    Difference in book vs. tax basis of assets          (3,028)         (4,556)
    Accelerated tax vs. book depreciation              (19,292)        (16,885)
--------------------------------------------------------------------------------
        Total long-term net deferred tax assets         24,710          11,098
Valuation allowance                                     (5,700)         (5,700)
--------------------------------------------------------------------------------
Total long-term net deferred tax assets               $ 19,010        $  5,398
================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


Net Operating Losses

The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss ("NOL") carryforwards of approximately $106,578. These NOL's expire at various dates from 2009 through 2021. $86,166 of the NOL's are as a result of the acquisition of PureTec in 1997 (the "PureTec NOL's"). The PureTec NOL's are subject to IRC Section 382 change of ownership annual limitation of approximately $5,900.

In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland. Through fiscal 2001 losses aggregated $2,500 which have no expiration date. The Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts.

In addition, the net long-term domestic deferred tax assets have been subjected to a valuation allowance since management believes it is more likely than not that a portion of the (NOL) balance will not be realized as a result of the various limitations on their usage, discussed above.

The domestic net operating losses are subject to matters discussed above and are subject to change due to the restructuring at the subsidiary level, as well as adjustment for the timing of inclusion of expenses and losses in the federal returns as compared to amounts included for financial statement purposes.

8. EMPLOYEE BENEFIT PLANS

(a) Savings Plans

      i. The Company had a defined contribution profit sharing plan for the benefit of all employees having completed one year of service with its Dolco Division ("Dolco"). The Company contributed 3% of compensation for each participant and a matching contribution of up to 1% when an employee contributed 3% compensation. Contributions totaled approximately $727 for the year ended July 2, 1999.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


      ii. Additionally, the Company had a savings plan for all employees of two wholly-owned subsidiaries who are not covered under a collective bargaining agreement. The two subsidiaries are Plastic Specialties & Technology, Inc. ("PST") and Burlington Resins, Inc. ("Burlington"). Under the savings plan, the Company matched each eligible employees' contribution up to 3% of the employees' earnings. Such contributions amounted to approximately $362 for the year ended July 2, 1999.

      iii. The Company maintains a discretionary 401(k) plan covering all eligible employees, excluding those employed by Dolco and PureTec, with at least one year of service. Contributions to the plan were determined annually by the Board of Directors. There were no contributions for year ended July 2, 1999.

            Effective December 1, 1999 the Dolco, PST and Burlington plans were merged into this plan. The Company will determine matching contributions to the plan each year not to exceed 2% of the employee's eligible compensation. Contributions for the fiscal years ended June 29, 2001 and June 30, 2000 amounted to approximately $863 and $996, respectively.

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

            The components of net periodic pension costs are as follows:

                                                      YEAR ENDED JUNE  29,               Year ended June 30,
                                                             2001                                 2000
------------------------------------------------------------------------------------------------------------
Service cost                                               $   105                             $   117
Interest cost on projected benefit
    obligation                                                 393                                 390
Expected actual return on plan assets                         (494)                               (492)
------------------------------------------------------------------------------------------------------------
Net pension cost                                           $     4                             $    15
============================================================================================================
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation,
    beginning of period                                    $ 5,334                             $ 5,292
Service cost                                                   105                                 117
Interest cost                                                  393                                 390
Actuarial (gain) loss                                           38                                (230)
Benefits paid                                                 (270)                               (235)
------------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of
    period                                                 $ 5,600                             $ 5,334
============================================================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning
    of period                                              $ 5,550                             $ 5,431
Actual return on plan assets                                     3                                 158
Company contributions                                          157                                 196
Benefits paid                                                 (270)                               (235)
------------------------------------------------------------------------------------------------------------
Plan assets at fair value, end of
    period                                                 $ 5,440                             $ 5,550
============================================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


            The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                            JUNE 29, 2001  June 30, 2000
--------------------------------------------------------
Funded status of the plan       $(160)       $ 216
Unrecognized net gain             676          147
--------------------------------------------------------
Prepaid pension cost            $ 516        $ 363
========================================================

            The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7 -1/2% at June 29, 2001 and June 30, 2000.

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

                                       YEAR ENDED JUNE 29,    Year ended June 30,
                                              2001                  2000
-------------------------------------------------------------------------------
Service cost                                  $  --                 $  --
Interest cost on projected benefit
    obligation                                  750                   704
Expected actual return on plan assets          (978)                 (986)
-------------------------------------------------------------------------------
Net pension cost                              $(228)                $(282)
===============================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                             YEAR ENDED         Year ended
                                           JUNE 29, 2001      June 30, 2000
----------------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation,
    beginning of period                        $  9,978          $  9,555
Interest cost                                       750               704
Actuarial (gain) loss                               204               146
Benefits paid                                      (431)             (427)
----------------------------------------------------------------------------
Projected benefit obligation, end of
    period                                     $ 10,501          $  9,978
============================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning
    of period                                  $ 11,055          $ 11,113
Actual return on plan assets                        (79)              369
Benefits paid                                      (431)             (427)
----------------------------------------------------------------------------
Plan assets at fair value, end of
    period                                     $ 10,545          $ 11,055
============================================================================

The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                 JUNE 29, 2001   June 30, 2000
--------------------------------------------------------------
Funded status of the plan            $   44         $1,077
Unrecognized net gain (loss)          1,557            296
--------------------------------------------------------------
Prepaid pension cost                 $1,601         $1,373
==============================================================


The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7-1/2% at June 29, 2001 and June 30, 2000.

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

(c) Post-retirement Benefits

      In addition to providing pension benefits, the Company also sponsors the Burlington Retiree Welfare Plan, which provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement healthcare benefits paid for the years ended June 29, 2001 and June 30, 2000 amounted to $182 and $130, respectively.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


      Net periodic post-retirement benefit costs are as follows:

                                                  YEAR ENDED         Year ended
                                                 JUNE 29, 2001      June 30, 2000
---------------------------------------------------------------------------------
Service cost                                        $    45          $    45
Interest cost                                           179              155
Transition obligation                                     4               --
---------------------------------------------------------------------------------
     Net post-retirement benefit cost               $   228          $   200
=================================================================================
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of
    period                                          $ 2,457          $ 2,101
Service cost                                             45               45
Interest cost                                           179              155
Actuarial (gain) loss                                   348              286
Benefits paid                                          (182)            (130)
---------------------------------------------------------------------------------
Projected benefit obligation, end of period         $ 2,847          $ 2,457
=================================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of
    period                                          $    --          $    --
Company contributions                                   182              130
Benefits paid                                          (182)            (130)
---------------------------------------------------------------------------------
Plan assets at fair value, end of period            $    --          $    --
=================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                   YEAR ENDED       Year ended
                                  JUNE 29, 2001    June 30, 2000
----------------------------------------------------------------
Funded status of the plan            $(2,847)         $(2,457)
Unrecognized gain (loss)                 630              286
----------------------------------------------------------------
Accrued post retirement cost         $(2,217)         $(2,171)
================================================================

The accumulated post-retirement benefit obligation was deter-mined using a 7-1/2% discount rate for the periods presented. The healthcare cost trend rate for medical benefits was assumed to be 6%, gradually declining until it reaches a constant annual rate of 5% in 2002. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $295 and $254 and increase the service and interest components by $27 and $26 at June 29, 2001 and June 30, 2000, respectively.


9. RELATED PARTY TRANSACTIONS

The Company had a management consulting agreement with an affiliate of a stockholder. The terms of the agreement required the Company to pay a fee of approximately $30 per month for a period of ten years, with certain renewal provisions. Consulting service fees were approximately $400 for the year ending July 2, 1999. In June 2000 the Company agreed to terminate the management consulting agreement at a cost of $3,651 which has been included in other income/expense.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


10. STOCK OPTIONS

In January 1998, the Company adopted an incentive stock plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, 41.72948 shares are available for awards to employees of the Company. Options will be granted at fair market value on the date of grant. During 2001, 2000, 1999 and 1998, options were granted to purchase 4.02, 1.26, 7.32 and 28.37 shares of common stock at an exercise price of $559, $507, $222 and $154 per share, respectively. The options are subject to vesting provisions, as determined by the Board of Directors, at date of grant and generally vest 100% five years from grant date and expire 10 years from date of grant. In connection with the Recapitalization 22.88 of the 1998 options were cancelled.

At June 29, 2001, no options were exercisable and no options have been exercised or forfeited as of June 29, 2001.

The Company applies APB Opinion 25 and related interpretations in accounting for these options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS Statement 123, the Company's income (loss) before extraordinary items would have been reduced (increased) to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 4.0%, 5.7% and 4.75% for the 2001, 2000 and 1999 options, respectively, expected volatility of zero, a dividend yield of zero and expected lives of 8 years.

Years ended                             JUNE 29, 2001     June 30, 2000     July 2, 1999
----------------------------------------------------------------------------------------
Income (loss) before extraordinary
  item:
As reported                                $(18,994)         $ 14,406         $ 14,997
========================================================================================
Pro forma                                  $(19,154)         $ 14,343         $ 14,868
========================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


11. COMMITMENTS AND CONTINGENCIES

    Commitments

      (a) The Company leases building space and certain equipment in approximately 20 locations throughout the United States, Canada and Europe. At June 29, 2001, the Company's future minimum lease payments are as follows:

-----------------------------------------------------------------------------------
2002                                                                       $  4,423
2003                                                                          2,504
2004                                                                          1,796
2005                                                                          1,171
2006                                                                            782
Thereafter                                                                    5,900
-----------------------------------------------------------------------------------
                                                                            $16,576
===================================================================================

            Rent expense, including escalation charges, amounted to approximately $4,308, $3,427 and $3,756 for the years ended June 29, 2001, June 30, 2000 and July 2, 1999, respectively.

      (b) The Company had employment contracts with two employees, which provided for combined minimum salaries of $1,800 and bonuses based on performance and was scheduled to expire in June 2002. Combined salaries and bonuses for the year ended July 2, 1999 under these contracts were $15,271. As part of the Recapitalization, the above employment agreements were amended and restated on June 21, 2000, providing minimum salaries of $7,500 with no mandatory bonuses. The salaries will increase 10% annually until the agreements expire on July 2, 2004. Salaries and bonuses for the year ended June 29, 2001 were $7,500 and for the year ended June 30, 2000 were $8,733.

      Contingencies

      (a) The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


12. CONCENTRATIONS OF CREDIT RISKS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash deposits and trade accounts receivable.

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


13. SUPPLEMENTAL CASH FLOW INFORMATION

      (a)   Cash Paid

Years ended        JUNE 29, 2001    June 30, 2000     July 2, 1999
------------------------------------------------------------------
Interest             $ 74,568         $102,359         $ 37,376
==================================================================
Income taxes         $  1,661         $  7,540         $ 10,185
==================================================================

      (b)   Non-Cash Financing and Investing Activities

            The Company purchased certain assets of RCR International, Inc. effective November 2000, for approximately $10,226 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

----------------------------------------------
Fair value of assets acquired         $  7,314
Goodwill                                 5,558
Purchase price                         (10,226)
----------------------------------------------
Liabilities assumed                   $  2,646
==============================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


            The Company purchased certain assets and assumed certain liabilities of High Voltage, effective April 1999, for approximately $26,169 in cash. In conjunction with the acquisition, liabilities were assumed as follows:


----------------------------------------------
Fair value of assets acquired         $  7,513
Goodwill                                19,786
Cash paid                              (26,169)
----------------------------------------------
Liabilities assumed                   $  1,130
==============================================

            The Company purchased certain assets and assumed certain liabilities of Tri-Seal, effective January 1999, for approximately $21,272 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

----------------------------------------------
Fair value of assets acquired         $ 11,400
Goodwill                                13,848
Cash paid                              (21,272)
----------------------------------------------
Liabilities assumed                   $  3,976
==============================================

14. SEGMENT INFORMATION

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

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                       Healthcare
                       Packaging,       Consumer                           Specialty
                      Products and      Packaging           Food          Resins and
June 29, 2001           Materials      and Products       Packaging        Compounds           TOTALS
------------------------------------------------------------------------------------------------------
Revenues from
   external
   customers             $148,363         $202,038         $124,526         $ 50,910          $525,837
Interest expense           24,029           23,644           18,215           10,681            76,569
Depreciation and
   amortization            10,962           13,501            8,385            4,544            37,392
Segment income
   (loss) from
   operations              21,227           36,914           22,465           (2,986)           77,620
Segment assets            169,410          270,731           75,266           88,894           604,301
Expenditures for
   segment fixed
   assets                   2,710            8,047            3,245            3,114            17,116
======================================================================================================


                      Healthcare
                       Packaging,        Consumer                          Specialty
                      Products and       Packaging           Food         Resins and
June 30, 2000          Materials        and Products      Packaging        Compounds       TOTALS
--------------------------------------------------------------------------------------------------------
Revenues from
   external
   customers            $159,116         $195,936         $110,011         $ 59,754         $524,817
Interest expense          11,217           12,537            9,001            5,692           38,447
Depreciation and
   amortization           10,876           12,316            6,866            4,480           34,538
Segment income from
   operations             26,202           35,491           22,842              161           84,696
Segment assets           171,764          220,576           77,642           83,900          553,882
Expenditures for
   segment fixed
   assets                  7,224            4,012            3,247            1,775           16,258
========================================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                            Healthcare
                            Packaging,      Consumer                           Specialty
                           Products and    Packaging             Food          Resins and
July 2, 1999                Materials     and Products        Packaging        Compounds        TOTALS
--------------------------------------------------------------------------------------------------------
Revenues from
   external
   customers                $142,309         $191,584         $103,858         $ 69,563         $507,314
Interest expense              11,818           13,254            8,014            5,891           38,977
Depreciation and
   amortization                7,327           13,072            9,640            5,086           35,125
Segment income from
   operations                 25,027           37,848           18,777            6,810           88,462
Segment assets               173,704          216,067           73,351           83,601          546,723
Expenditures for
   segment fixed
   assets                      3,761            3,540            4,567            1,082           12,950
========================================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                        JUNE 29, 2001    June 30, 2000       July 2, 1999
-----------------------------------------------------------------------------------------
PROFIT OR LOSS
Total operating profit for
   reportable segments before
   income taxes                         $  77,620          $  84,696          $  88,462
Corporate and eliminations                (12,618)           (12,702)           (20,052)
-----------------------------------------------------------------------------------------
                                        $  65,002          $  71,994          $  68,410
=========================================================================================
ASSETS
Total assets from reportable
   segments                             $ 604,301          $ 553,882          $ 546,723
Other unallocated amounts                  17,193             20,907             12,713
-----------------------------------------------------------------------------------------
       Consolidated total               $ 621,494          $ 574,789          $ 559,436
=========================================================================================
DEPRECIATION AND AMORTIZATION
Segment totals                          $  37,392          $  34,538          $  35,125
Corporate                                     278                210                218
-----------------------------------------------------------------------------------------
       Consolidated total               $  37,670          $  34,748          $  35,343
=========================================================================================
REVENUES
-----------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                           $ 466,804          $ 477,489          $ 463,680
Canada                                     14,834              5,975              4,996
Europe                                     44,199             41,353             38,638
-----------------------------------------------------------------------------------------
    Total                               $ 525,837          $ 524,817          $ 507,314
=========================================================================================
LONG-LIVED ASSETS
-----------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                           $ 307,328          $ 323,691          $ 339,409
Canada                                     10,035              2,580              2,549
Europe                                     32,273             26,670             25,779
-----------------------------------------------------------------------------------------
    Total                               $ 349,636          $ 352,941          $ 367,737
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

No customer had sales of 10% or more of total sales during the year ended June 29, 2001. One customer represented 11% of accounts receivable at June 29, 2001.

For the year ended June 30, 2000, one customer represented 10% of sales and another customer represented 11% of accounts receivable at June 30, 2000.

For the year ended July 2, 1999, one customer represented 11% of sales and two customers each represented 10% of accounts receivable at July 2, 1999.

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

15.   SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Tekni-Plex, Inc. issued 12 -3/4 % Senior Subordinated Notes in June 2000. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. The following condensed consolidating financial statements present separate information for Tekni-Plex (the "Issuer") and its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors").

Condensed Consolidating Statement of Operations - For the year ended June 29,
2001

                                                              Non-
                              Issuer        Guarantors     Guarantors         TOTAL
-------------------------------------------------------------------------------------
Sales, net                   $ 161,854       $ 304,950      $  59,033       $ 525,837
Cost of sales                  121,521         236,723         41,592         399,836
-------------------------------------------------------------------------------------
Gross profit                    40,333          68,227         17,441         126,001
Selling, general and
   administrative               38,295          17,320          5,384          60,999
-------------------------------------------------------------------------------------
Income from operations           2,038          50,907         12,057          65,002
Interest expense, net           76,958            (318)           (71)         76,569
Unrealized loss on
   derivative contract          13,891               -              -          13,891
Other expense (income)          (1,119)           1,063           661             605
-------------------------------------------------------------------------------------
Income (loss) before
   provision for income
   taxes                       (87,692)         50,162         11,467         (26,063)
Provision (benefit) for
   income taxes                (16,574)          6,626          2,879          (7,069)
-------------------------------------------------------------------------------------
Net income (loss)            $ (71,118)      $  43,536      $   8,588       $ (18,994)
======================================================================================

                                                               TEKNI-PLEX, INC.



                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Condensed Consolidating Balance Sheet - at June 29, 2001

                                                          Non-
                          Issuer        Guarantors     Guarantors    Eliminations         TOTAL
-------------------------------------------------------------------------------------------------
CURRENT ASSETS           $  80,305       $ 146,839      $  39,823       $       -       $ 266,967
Property, plant and
  equipment, net            38,788          79,517         18,703               -         137,008
Intangible assets           13,208         153,960         12,448               -         179,616
Investment in
  subsidiaries             457,641               -              -        (457,641)              -
Deferred financing
  costs, net                16,607               -              -               -          16,607
Deferred taxes              19,022             (12)             -               -          19,010
Other long-term
  assets                    28,577         261,520         12,510        (300,321)          2,286
-------------------------------------------------------------------------------------------------
     TOTAL ASSETS        $ 654,148       $ 641,824      $  83,484       $(757,962)      $ 621,494
=================================================================================================
CURRENT LIABILITIES      $  22,370       $  26,923      $  18,545       $       -       $  67,838
Long-term debt             665,729               -          4,349               -         670,078
Other long-term
   liabilities              92,460         190,399         35,737        (300,321)         18,275
-------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES        780,559         217,322         58,631        (300,321)        756,191
-------------------------------------------------------------------------------------------------
Additional paid-in
   capital                 120,156         296,784         15,656        (312,420)        120,176
Retained earnings
   (deficit)               (26,105)        127,685         16,269        (145,221)        (27,372)
Cumulative
   currency
   translation
   adjustment                    -              33         (7,072)              -          (7,039)
Treasury stock            (220,462)              -              -               -        (220,462)
-------------------------------------------------------------------------------------------------
     TOTAL EQUITY         (126,411)        424,502         24,853        (457,523)       (134,697)
-------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES
        AND EQUITY       $ 654,148       $ 641,824      $  83,484       $(757,844)      $ 621,494
=================================================================================================



Condensed Consolidating Statement of Cash Flows-For the year ended June 29, 2001

                                                 Issuer         Guarantors     Non-Guarantors     Consolidate
-------------------------------------------------------------------------------------------------------------
Net cash provided by operating
   activities:                                    $(47,908)        $ 36,694         $  7,948         $ (3,266)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisitions, net of cash acquired                  --           (9,233)              --           (9,233)
    Capital expenditures                            (2,710)         (11,208)          (3,198)         (17,116)
    Additions to intangibles                          (322)            (106)              --             (428)
    Cash proceeds from sale of assets                   --               --               --               --
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities               (3,032)         (20,547)          (3,198)         (26,777)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings (repayment) under
        line of credit                              35,000               --               --           35,000
    Repayments of long-term debt                    (7,400)              --           (1,420)          (8,820)
    Proceeds from capital contribution              36,000               --               --           36,000
     Change in intercompany accounts                14,592          (14,592)              --               --
-------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                       78,192          (14,592)          (1,420)          62,180
-------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                 --               --              (17)             (17)
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                     27,252            1,555            3,313           32,120
Cash, beginning of period                            5,638            3,766            3,121           12,525
-------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                               $ 32,890         $  5,321         $  6,434         $ 44,645
=============================================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Condensed Consolidating Statement of Operations - For the year ended June 30,
2000

                                                                Non-
                               Issuer       Guarantors      Guarantors        TOTAL
-------------------------------------------------------------------------------------
Sales, net                   $ 151,587       $ 325,902       $  47,328      $ 524,817
Cost of sales                  110,272         251,512          32,696        394,480
-------------------------------------------------------------------------------------
Gross profit                    41,315          74,390          14,632        130,337
Selling, general and
   administrative               37,991          16,042           4,310         58,343
-------------------------------------------------------------------------------------
Income from operations           3,324          58,348          10,322         71,994
Interest expense, net           38,717            (280)             10         38,447
Other expense (income)           4,272          (1,187)          1,620          4,705
-------------------------------------------------------------------------------------
Income (loss) before
   provision for income
   taxes and
   extraordinary item          (39,665)         59,815           8,692         28,842
Provision (benefit) for
   income taxes                (22,359)         33,211           3,584         14,436
-------------------------------------------------------------------------------------
Income (loss) before
   extraordinary item          (17,306)         26,604           5,108         14,406
Extraordinary item             (35,374)              -               -        (35,374)
-------------------------------------------------------------------------------------
Net income (loss)            $ (52,680)      $  26,604       $   5,108      $ (20,968)
=====================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Condensed Consolidating Balance Sheet - At June 30, 2000

                                                          Non-
                          Issuer        Guarantors     Guarantors    Eliminations         TOTAL
-------------------------------------------------------------------------------------------------
CURRENT ASSETS           $  61,275       $ 134,456      $  26,117       $       -       $ 221,848
Property, plant and
  equipment, net            41,852          78,957         15,117               -         135,926
Intangible assets           31,519         150,476          8,497               -         190,492
Investment in
  subsidiaries             398,879               -              -        (398,879)              -
Deferred financing
  costs, net                18,897               -              -               -          18,897
Deferred taxes               5,398               -              -               -           5,398
Other long-term
  assets                    50,471         240,823         12,636        (301,702)          2,228
-------------------------------------------------------------------------------------------------
     TOTAL ASSETS        $ 608,291       $ 604,712      $  62,367       $(700,581)      $ 574,789
=================================================================================================
CURRENT LIABILITIES      $  37,296       $  24,390      $  14,283       $       -       $  75,969
Long-term debt             637,793               -          5,399               -         643,192
Other long-term
   liabilities              72,660         211,846         20,682        (300,410)          4,778
-------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES        747,749         236,236         40,364        (300,410)        723,939
-------------------------------------------------------------------------------------------------
Additional paid-in
   capital                  85,355         296,880         15,641        (313,700)         84,176
Retained earnings
   (deficit)                (4,351)         71,596         10,848         (86,471)         (8,378)
Cumulative
   currency
   translation
   adjustment                    -               -         (4,486)              -          (4,486)
Treasury stock            (220,462)              -              -               -        (220,462)
-------------------------------------------------------------------------------------------------
     TOTAL EQUITY         (139,458)        368,476         22,003        (400,171)       (149,150)
-------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES
        AND EQUITY       $ 608,291       $ 604,712      $  62,367       $(700,581)      $ 574,789
=================================================================================================


Condensed Consolidating Statement of Cash Flows-For the year ended June 30, 2000

                                                 Issuer          Guarantors      Non-Guarantors         Total
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating
   activities:                                  $ (25,883)        $  29,834         $   5,534         $   9,485
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisitions, net of cash acquired                 --                --                --                --
    Capital expenditures                           (7,224)           (6,747)           (2,287)          (16,258)
    Additions to intangibles                         (805)               --                --              (805)
    Cash proceeds from sale of assets                  --                --               158               158
---------------------------------------------------------------------------------------------------------------
Net cash used in investing activities              (8,029)           (6,747)           (2,129)          (16,905)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings (repayments) under
      line of credit                               (2,030)               --                --            (2,030)
    Proceeds from long-term debt                  645,232                --                --           645,232
    Repayments of long-term debt                 (446,661)               --            (1,970)         (448,631)
    Proceeds from capital contribution             43,101                --                --            43,101
    Debt financing costs                          (18,897)               --                --           (18,897)
    Purchase of treasury stock                   (220,462)               --                --          (220,462)
    Change in intercompany accounts                34,880           (26,508)           (8,372)               --
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                      35,163           (26,508)          (10,342)           (1,687)
---------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                --                --              (485)             (485)
---------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                     1,251            (3,421)           (7,422)           (9,592)
Cash, beginning of period                           4,387             7,187            10,543            22,117
---------------------------------------------------------------------------------------------------------------
Cash, end of period                             $   5,638         $   3,766         $   3,121         $  12,525
===============================================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Condensed Consolidating Statement of Operations - For the year ended July 2,
1999

                                                                Non-
                              Issuer        Guarantors      Guarantors        TOTAL
-------------------------------------------------------------------------------------
Sales, net                   $ 155,141       $ 308,539       $  43,634      $ 507,314
Cost of sales                  114,634         231,928          29,808        376,370
-------------------------------------------------------------------------------------
Gross profit                    40,507          76,611          13,826        130,944
Selling, general and
   administrative               44,815          13,243           4,476         62,534
-------------------------------------------------------------------------------------
Income (loss) from
   operations                   (4,308)         63,368           9,350         68,410
Interest expense
   (income), net                39,487            (739)            229         38,977
Other expense (income)             294          (1,180)          1,172            286
-------------------------------------------------------------------------------------
Income (loss) before
   provision for income
   taxes                       (44,089)         65,287           7,949         29,147
Provision (benefit) for
   income taxes                (23,682)         34,604           3,228         14,150
-------------------------------------------------------------------------------------
Net income (loss)            $ (20,407)      $  30,683       $   4,721      $  14,997
=====================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Condensed Consolidating Balance Sheet - at July 2, 1999:

                                                           Non-
                           Issuer      Guarantors      Guarantors    Eliminations         TOTAL
-------------------------------------------------------------------------------------------------
CURRENT ASSETS           $  45,967      $ 117,689       $  28,050       $       -       $ 191,706
Property, plant and
  equipment, net            44,507         77,132          15,314               -         136,953
Intangible assets           50,965        153,747           1,428               -         206,140
Investment in
  subsidiaries             367,167              -               -        (367,167)              -
Deferred financing
  costs, net                19,257           (128)            229               -          19,358
Deferred taxes               1,346              -               -               -           1,346
Other long-term
  assets                   106,330         18,938          11,350        (132,685)          3,933
-------------------------------------------------------------------------------------------------
     TOTAL ASSETS        $ 635,539      $ 367,378       $  56,371       $(499,852)      $ 559,436
=================================================================================================
CURRENT LIABILITIES      $  52,551      $  26,868       $  10,842       $       -       $  90,261
Long-term debt             404,288              -           6,358               -         410,646
Other long-term
   liabilities             119,759              -          19,158        (132,685)          6,232
-------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES        576,598         26,868          36,358        (132,685)        507,139
-------------------------------------------------------------------------------------------------
Additional paid-in
   capital                  41,095        296,747          15,641        (312,408)         41,075
Retained earnings
   (deficit)                17,846         43,763           5,740         (54,759)         12,590
Cumulative
   currency
   translation
   adjustment                    -              -          (1,368)              -          (1,368)
-------------------------------------------------------------------------------------------------
     TOTAL EQUITY           58,941        340,510          20,013        (367,167)         52,297
-------------------------------------------------------------------------------------------------
     TOTAL
        LIABILITIES
        AND EQUITY       $ 635,539      $ 367,378       $  56,371       $(499,852)      $ 559,436
=================================================================================================




Condensed Consolidating Statement of Cash Flows-For the year ended July 2, 1999

                                                 Issuer         Guarantors     Non-Guarantors       Total
-----------------------------------------------------------------------------------------------------------
Net cash provided by operating
   activities:                                  $(23,064)        $ 52,896         $  8,962         $ 38,794
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Acquisitions, net of cash acquired                --          (45,139)              --          (45,139)
    Capital expenditures                          (3,761)          (8,673)            (516)         (12,950)
    Additions to intangibles                          --               --               --               --
    Cash proceeds from sale of assets                 --               --               --               --
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities             (3,761)         (53,812)            (516)         (58,089)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net borrowings (repayments) under
      line of credit                              22,234               --               --           22,234
    Repayments of long-term debt                  (5,816)              --           (4,361)         (10,177)
    Change in intercompany accounts                4,592           (4,592)              --               --
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                     21,010           (4,592)          (4,361)          12,057
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash               --               --               (8)              (8)
-----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                   (5,815)          (5,508)           4,077           (7,246)
Cash, beginning of period                         10,202           12,695            6,466           29,363
-----------------------------------------------------------------------------------------------------------
Cash, end of period                             $  4,387         $  7,187         $ 10,543         $ 22,117
===========================================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                       First          Second*          Third*         Fourth
2001                  Quarter         Quarter         Quarter         Quarter
------------------------------------------------------------------------------
Net sales            $ 111,907       $ 105,873       $ 140,681       $ 167,376
Gross profit            26,712          24,123          36,785          38,381
Income from
  operations             7,311           9,755          21,127          26,809
Net income
  (loss)                (5,739)        (12,136)         (1,473)            354

2000
------------------------------------------------------------------------------
Net sales            $ 114,424       $ 106,879       $ 143,370       $ 160,144
Gross profit            29,005          27,498          37,994          35,840
Income from
  operations            14,863          12,652          23,988          20,491
Extraordinary
  item - net of
  taxes                      -               -               -         (35,374)
Net income
  (loss)                 2,556           1,197           7,020         (31,741)

1999
------------------------------------------------------------------------------
Net sales            $ 112,589       $  98,524       $ 134,274       $ 161,927
Gross profit            27,091          24,878          37,680          41,295
Income from
  operations            13,131          10,320          21,273          23,686
Net income               1,543             505           5,849           7,100
==============================================================================


*The second and third quarters reflect adjustments of $(7,229) and $(1,919), respectively to net income (loss) from previously issued financial statements related to unrealized losses on derivative instruments. The related 10-Q's are in the process of being amended.

Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products.

The extraordinary loss in the fourth quarter of fiscal 2000 was the result of the Recapitalization (Note 2).

INDEPENDENT AUDITORS' REPORT
    ON SUPPLEMENTAL SCHEDULE


Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated September 10, 2001 relating to the consolidated financial statements of Tekni-Plex, Inc. and its wholly owned subsidiaries (the "Company"), included the audits of the financial statement schedule for the years ended June 29, 2001, June 30, 2000 and July 2, 1999 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP
Woodbridge, New Jersey

September 20, 2001

                                                                TEKNI-PLEX, INC.



                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                              Balance at      Charged to      Charged to                  BALANCE AT
                             Beginning of     Costs and         Other       Deductions       END
                                Period       Expenses (1)      Accounts         (2)       OF PERIOD
====================================================================================================
 YEAR ENDED JULY 2, 1999
     Accounts receivable
       allowance                   $1,326          $  370        $  68(3)     $  102          $1,662
====================================================================================================
 YEAR ENDED JUNE 30, 2000
     Accounts receivable
       allowance                   $1,662          $  310        $  -         $  330          $1,642
====================================================================================================
 YEAR ENDED JUNE 29, 2001
     Accounts receivable
       allowance                   $1,642          $  250        $  -         $  392          $1,500
====================================================================================================


(1) To increase accounts receivable allowance.

(2) Uncollectible accounts written off, net of recoveries.

(3) Balances related to acquisitions.