Form 10-K/A
period 2001-06-29
TEKNI PLEX INC
filed 2001-10-09
CIK 1039542

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A


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

On October 4, 2001, the Company's Senior Debt agreement was amended to retroactively modify certain financial covenants effective June 29, 2001 and thereafter. The Company is in compliance with all such financial covenants, as amended.

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
=================================================================================================



Condensed Consolidating Statement of Cash Flows-For the year ended June 29, 2001

                                                 Issuer         Guarantors     Non-Guarantors          TOTAL
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
===========================================================================================================

                                                                TEKNI-PLEX, INC.



                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                       First          Second*          Third*         Fourth
2001                  Quarter         Quarter         Quarter         Quarter
------------------------------------------------------------------------------
Net sales            $ 111,907       $ 105,873       $ 140,681       $ 167,376
Gross profit            22,422          24,123          36,785          42,671
Income from
  operations             7,311           9,755          21,127          26,809
Net income
  (loss)                (5,739)        (12,136)         (1,473)            354

2000
------------------------------------------------------------------------------
Net sales            $ 114,424       $ 106,879       $ 143,370       $ 160,144
Gross profit            29,005          27,498          37,994          35,840
Income from
  operations            14,863          12,652          23,988          20,491
Extraordinary
  item - net of
  taxes                      -               -               -         (35,374)
Net income
  (loss)                 2,556           1,197           7,020         (31,741)

1999
------------------------------------------------------------------------------
Net sales            $ 112,589       $  98,524       $ 134,274       $ 161,927
Gross profit            27,091          24,878          37,680          41,295
Income from
  operations            13,131          10,320          21,273          23,686
Net income               1,543             505           5,849           7,100
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