Form 10-Q
period 2001-09-28
TEKNI PLEX INC
filed 2001-11-13
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 28, 2001

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from                  to

                                   Commission file number  333-28157

                                TEKNI-PLEX, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                            22-3286312
       (State or other jurisdiction      (IRS Employer Identification Number)
    of incorporation or organization)



260 North Denton Tap Road                                 (972) 304-5077
Coppell, TX 75019                               (Registrant's telephone number)
(Address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  /X/  No /  /

                                TEKNI-PLEX, INC.

                                                                          Page #
PART I.  FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

     Consolidated Balance Sheets as of September 28, 2001
       and June 29, 2001................................................       3

     Consolidated Statements of Operations for the three months
       ended September 28, 2001 and September 29, 2000..................       4

     Consolidated Statements of Comprehensive Income for the three
       months ended September 28, 2001 and September 29, 2000...........       4

     Consolidated Statements of Cash Flows for the three months ended
       September 28, 2001 and September 29, 2000........................       5

     Notes to Consolidated Financial Statements.........................    6-16

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS...............................   15-16

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...      16

PART II. OTHER INFORMATION

  Item 1.     Legal proceedings.........................................      17

  Item 2.     Changes in securities.....................................      17

  Item 3.     Defaults upon senior securities...........................      17

  Item 4.     Submission of matters to a vote of securities holders.....      17

  Item 5.     Subsequent events.........................................      17

  Item 6.     Exhibits and reports on Form 8-K..........................      17

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             SEPTEMBER 28,       June 29,
                                                                  2001            2001
                                                              (UNAUDITED)       (Audited)
                                                             ------------       ---------
ASSETS
CURRENT:
   Cash                                                        $  24,468        $  44,645
   Accounts receivable, net of an allowance for
     doubtful accounts of $1,619 and $1,500 respectively          78,775          105,316
   Inventories                                                   113,273          106,258
   Deferred taxes                                                  5,153            5,153
   Prepaid expenses and other current assets                       7,312            5,595
                                                               ---------        ---------
         Total current assets                                    228,981          266,967

PROPERTY, PLANT AND EQUIPMENT, NET                               137,165          137,008
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $66,300 AND $62,271 RESPECTIVELY                           176,019          179,616
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $3,084 AND $2,549 RESPECTIVELY                 16,095           16,607
DEFERRED INCOME TAXES                                             23,643           19,010
OTHER ASSETS                                                       2,019            2,286
                                                               ---------        ---------
                                                               $ 583,922        $ 621,494
                                                               =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                           $   8,155        $   8,072
   Accounts payable - trade                                       26,548           34,076
   Accrued payroll and benefits                                    5,792            5,222
   Accrued interest                                               14,788            1,673
   Accrued liabilities - other                                    10,400           15,446
   Income taxes payable                                            3,349            3,349
                                                               ---------        ---------
         TOTAL CURRENT LIABILITIES                                69,032           67,838

LONG-TERM DEBT                                                   632,483          670,078
OTHER LIABILITIES                                                 25,916           18,275
                                                               ---------        ---------
         TOTAL LIABILITIES                                       727,431          756,191
                                                               ---------        ---------

STOCKHOLDERS' EQUITY:
   Common stock                                                       --               --
   Additional paid-in capital                                    120,176          120,176
   Cumulative currency translation adjustment                     (6,338)          (7,039)
   Retained earnings                                             (36,825)         (27,372)
   Less: Treasury stock                                         (220,522)        (220,462)
                                                               ---------        ---------
         TOTAL STOCKHOLDERS' EQUITY                             (143,509)        (134,697)
                                                               ---------        ---------
                                                               $ 583,922        $ 621,494
                                                               =========        =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three months ended
                                                           September 28, 2001           September 29, 2000
                                                           ------------------           ------------------
NET SALES                                                        $ 115,164                   $ 111,907
COST OF GOODS SOLD                                                  88,150                      89,485
                                                                 ---------                   ---------
      GROSS PROFIT                                                  27,014                      22,422
OPERATING EXPENSES:
   Selling, general and administrative                              15,176                      15,111
                                                                 ---------                   ---------
Operating profit                                                    11,838                       7,311
Other expenses
   Interest expense                                                 17,785                      18,220
   Unrealized loss on derivative contracts                           8,314                          --
   Other expense                                                       292                         530
                                                                 ---------                   ---------
Earnings before income taxes                                       (14,553)                    (11,439)
Income tax benefit                                                  (5,100)                     (5,700)
                                                                 ---------                   ---------
NET EARNINGS                                                     $  (9,453)                  $  (5,739)
                                                                 =========                   =========

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET INCOME                                                       $  (9,453)                  $  (5,739)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
   Foreign currency translation adjustment                             701                      (1,403)
                                                                 ---------                   ---------
COMPREHENSIVE INCOME (LOSS)                                      $  (8,752)                  $  (7,142)
                                                                 =========                   =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                              Three months ended
                                                                   September 28, 2001     September 29, 2000
                                                                   -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $ (9,453)               $ (5,739)

   Adjustment to reconcile net income to net cash provided by
   (used in) operating activities:
         Depreciation and amortization                                    9,303                   9,141
         Unrealized loss on derivative contracts                          8,314                      --
         Deferred income taxes                                           (4,623)                 (5,876)
   Changes in operating assets and liabilities:
         Accounts receivable                                             26,900                  30,101
         Inventories                                                     (6,968)                 (8,590)
         Prepaid expenses and other current assets                       (1,738)                  2,051
         Accounts payable                                                (7,389)                 (3,656)
         Accrued interest                                                13,122                   7,492
         Accrued expenses and other liabilities                          (5,115)                (16,446)
                                                                       --------                --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                22,353                   8,478
                                                                       --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                            (4,723)                 (4,434)
         Additions to intangibles                                          (501)                   (111)
         Deposits and other assets                                          315                      72
                                                                       --------                --------
           NET CASH USED IN INVESTING ACTIVITIES                         (4,909)                 (4,473)
                                                                       --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments/borrowings of long-term debt                         (37,585)                 (4,088)
        Repayments/borrowings of line of credit                              --                    (135)
        Payment for treasury stock                                          (60)                     --
                                                                       --------                --------
                NET CASH USED IN FINANCING ACTIVITIES                   (37,645)                 (4,223)
                                                                       --------                --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      24                     (11)
                                                                       --------                --------

Net decrease in Cash                                                    (20,177)                   (229)
Cash, beginning of period                                                44,645                  12,525
                                                                       --------                --------
Cash, end of period                                                    $ 24,468                $ 12,296
                                                                       ========                ========
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                    $  4,785                $ 10,143
                                                                       --------                --------
           Income taxes                                                      --                      39
                                                                       --------                --------

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 1 - GENERAL

Tekni-Plex is a global, diversified manufacturer of packaging, products, and materials primarily for the healthcare, food and consumer industries. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under two business groups: Industrial Packaging, Products, and Materials and Consumer Packaging and Products.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 29, 2001.

NOTE 2   New Accounting Pronouncements

         a) In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS
                  141), and No. 142, Goodwill and Other Intangible Assets (SFAS
                  142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

                  The Company's previous business combinations were accounted for using the purchase method. As of September 28, 2001, the net carrying amount of goodwill is $175,462 and other intangible assets are $557. Amortization expense during the period ended September 28, 2001 was $4,029. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         b) In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 supersedes SFAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

                  SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position or results of operations.










NOTE 3 - INVENTORIES

Inventories as of September 28, 2001 and June 29, 2001 are summarized as follows:

                                      SEPTEMBER 28,2001          June 29, 2001
                                      -----------------          -------------
         Raw materials                    $  34,969                $  33,971
         Work-in-process                      8,002                    7,812
         Finished goods                      70,302                   64,475
                                          ---------                ---------
                                          $ 113,273                $ 106,258
                                          ---------                ---------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 4 - LONG-TERM DEBT

 Long-term debt consists of the following:

                                                                SEPTEMBER 28, 2001           June 29, 2001
                                                                ------------------           -------------
Senior Subordinated Notes issued June 21,2000 at 12
-3/4% due June 15, 2010. (less unamortized discount                  $271,703                  $271,609
of $ 3,297 and $3,391)
Senior Debt:
   Revolving line of credit, expiring June, 2006
   At September 28, 2001, the interest rate ranged                     29,000                    65,000
   from 5.6875% to 6.625%
   Term notes due June, 2006 and June, 2008, with
   interest rates at September 28, 2001 of 6.75%                      334,700                   336,560
   and 7.25%

Other, primarily foreign term loans, with interest
rates ranging from 4.25% to 8.38% and maturities                        5,235                     4,981
from 2001 to 2004
                                                                     --------                  --------
                                                                      640,638                   678,150
Less: Current maturities                                                8,155                     8,072
                                                                     --------                  --------
                                                                     $632,483                  $670,078
                                                                     ========                  ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 5 - CONTINGENCIES

       (a) The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SEGMENT INFORMATION

Anticipating the closing of our previously announced acquisition of the garden hose business of Mark IV Industries, Inc., Tekni-plex has reorganized its business into two industry segments: Industrial Packaging, Products, and Materials and Consumer Packaging and Products. The Industrial Packaging, Products, and Materials Segment principally produces pharmaceutical packaging, medical tubing, medical device materials, foamed polystyrene packaging products for the poultry, meat and egg industries and vinyl resins and compounds. The Consumer Packaging and Products Segment principally produces precision tubing and gaskets, and garden and irrigation hose products. Both segments have operations in the United States, Europe and Canada.

Financial information concerning the Company's business segments and the geographic areas in which they operate are as follows:

                                  Industrial
                                  Packaging,         CONSUMER
                                   Products,         PACKAGING
                                 and Materials     AND PRODUCTS          TOTAL
                                -------------     -------------        --------
September 28, 2001
Revenues from external
    customers                       $ 76,450          $ 38,714          $115,164
Interest expense                      12,074             5,711            17,785
Depreciation and
    amortization                       5,926             3,121             9,047
Segment income (loss) from
    operations                         8,551             7,016            15,567
Expenditures for segment
    assets                             1,586             2,967             4,553
Segment assets                       305,473           249,613           555,086
                                    --------          --------          --------
September 29, 2000
Revenues from external
    customers                       $ 78,718          $ 33,189          $111,907
Interest expense                      12,281             5,939            18,220
Depreciation and
    amortization                       6,006             2,880             8,886
Segment income from
    operations                         6,959             3,837            10,796
Expenditures for segment
    assets                             3,283             1,129             4,412
                                    --------          --------          --------
June 29, 2001
    Segment assets                   333,570           270,731           604,301
                                    --------          --------          --------

                              TEKNI-PLEX, INC. AND
                                  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                                                 SEPTEMBER 28, 2001           September 29, 2000
                                                                 ------------------           ------------------
PROFIT OR LOSS
Total operating profit for reportable segments before
     income taxes                                                    $  15,567                    $  10,796
Corporate and eliminations                                              (3,729)                      (3,485)
                                                                     ---------                    ---------
                                                                     $  11,838                    $   7,311
                                                                     =========                    =========
DEPRECIATION AND AMORTIZATION
Segment totals                                                       $   9,047                    $   8,886
Corporate                                                                  256                          255
                                                                     ---------                    ---------
     Consolidated total                                              $   9,303                    $   9,141
                                                                     =========                    =========

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments                          $   4,553                    $   4,412
Other unallocated expenditures                                             170                           22
                                                                     ---------                    ---------
     Consolidated total                                              $   4,723                    $   4,434
                                                                     =========                    =========



                                                                 SEPTEMBER 28, 2001             June 29, 2001
                                                                 ------------------           ---------------
ASSETS
Total assets from reportable segments                                $ 555,086                    $ 604,301
Other unallocated amounts                                               28,836                       17,193
                                                                     ---------                    ---------
     Consolidated total                                              $ 583,922                    $ 621,494
                                                                     =========                    =========


GEOGRAPHIC INFORMATION
                                                                 SEPTEMBER 28, 2001           September 29, 2000
                                                                 ------------------           ------------------
REVENUES
United States                                                        $ 102,032                    $ 100,844
International                                                           13,132                       11,063
                                                                     ---------                    ---------
   Total                                                             $ 115,164                    $ 111,907
                                                                     =========                    =========


                                                                 SEPTEMBER 28, 2001             June 29, 2001
                                                                 ------------------           ---------------
LONG-LIVED ASSETS
United States                                                        $ 311,027                    $ 310,866
International                                                           43,914                       43,661
                                                                     ---------                    ---------
   Total                                                             $ 354,941                    $ 354,527
                                                                     =========                    =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings
                                 (in thousands)
                                   (Unaudited)


                  For the three months ended September 28, 2001


                                                                                                                    Non-
                                                       TOTAL              Issuer            Guarantors          Guarantors
                                                     ---------           ---------          ----------          ----------
Net sales                                            $ 115,164           $  39,430          $   62,602          $   13,132

Cost of goods sold                                      88,150              29,901              48,143              10,106
                                                     ---------           ---------          ----------          ----------
Gross profit                                            27,014               9,529              14,459               3,026

Operating expenses:
   Selling, General and administrative                  15,176              10,067               3,657               1,452
                                                     ---------           ---------          ----------          ----------
Operating profit (loss)                                 11,838                (538)             10,802               1,574

Interest expense, net                                   17,785              17,795                 (46)                 36

Unrealized loss on derivative contracts                  8,314               8,314                  --                  --

Other expense (income)                                     292                  53                (139)                378
                                                     ---------           ---------          ----------          ----------
Income (loss)  before provision for  income
taxes                                                  (14,553)            (26,700)             10,987               1,160

Provision (benefit) for income taxes                    (5,100)             (8,644)              2,800                 744
                                                     ---------           ---------          ----------          ----------
Net income (loss)                                    $  (9,453)          $ (18,056)         $    8,187          $      416
                                                     =========           =========          ==========          ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                  (unaudited)
                  For the three months ended September 29, 2000

                                                                                                                    Non-
                                                          TOTAL              Issuer           Guarantors         Guarantors
                                                        ---------           --------          ----------         ----------
Net sales                                               $ 111,907           $ 38,482           $ 62,362           $ 11,063

Cost of sales                                              89,485             29,026             52,557              7,902
                                                        ---------           --------           --------           --------
Gross profit                                               22,422              9,456              9,805              3,161

Operating expenses:
   Selling, General and administrative                     15,111              9,461              4,544              1,106
                                                        ---------           --------           --------           --------
Operating profit (loss)                                     7,311                 (5)             5,261              2,055

Interest expense, net                                      18,220             18,548               (107)              (221)

Other expense (income)                                        530                 74                (63)               519
                                                        ---------           --------           --------           --------
Income (loss) before provision for income
taxes                                                     (11,439)           (18,627)             5,431              1,757

Provision (benefit) for income taxes                       (5,700)            (9,125)             2,700                725
                                                        ---------           --------           --------           --------
Net income(loss)                                        $  (5,739)          $ (9,502)          $  2,731           $  1,032
                                                        =========           ========           ========           ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

          Condensed Consolidated Balance Sheet - at September 28, 2001
                                   (Unaudited)


                                                                                                                             Non-
                                                     TOTAL         Eliminations         Issuer          Guarantors        Guarantors
                                                   ---------       ------------        ---------        ----------        ----------
Current assets                                     $ 228,981         $      --         $  51,611         $ 138,496         $ 38,874
Property, plant and equipment, net                   137,165                --            38,700            79,295           19,170
Intangible assets                                    176,019                --            18,975           144,446           12,598
Investment in subsidiaries                                --          (466,244)          466,244                --               --
Deferred charges                                      16,095                --            16,024                --               71
Other assets                                          25,662          (302,113)           42,039           273,661           12,075
                                                   ---------         ---------         ---------         ---------         --------
   Total assets                                    $ 583,922         $(768,357)        $ 633,593         $ 635,898         $ 82,788
                                                   =========         =========         =========         =========         ========



Current liabilities                                $  69,032         $      --         $  33,881         $  16,556         $ 18,595
Long-term debt                                       632,483                --           627,963                --            4,520
Other long-term liabilities                           25,916          (302,113)          107,673           186,686           33,670
                                                   ---------         ---------         ---------         ---------         --------
   Total liabilities                                 727,431          (302,113)          769,517           203,242           56,785
                                                   ---------         ---------         ---------         ---------         --------

Additional paid-in capital                           120,176          (312,420)          120,156           296,784           15,656
Retained earnings (deficit)                          (36,825)         (153,824)          (35,558)          135,872           16,685
Cumulative currency translation adjustment
                                                      (6,338)               --                --                --           (6,338)
Less: Treasury stock                                (220,522)               --          (220,522)               --               --
                                                   ---------         ---------         ---------         ---------         --------
   Total equity                                     (143,509)         (466,244)         (135,924)          432,656           26,003
                                                   ---------         ---------         ---------         ---------         --------
Total liabilities and equity                       $ 583,922         $(768,357)        $ 633,593         $ 635,898         $ 82,788
                                                   =========         =========         =========         =========         ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

             Condensed Consolidated Balance Sheet - at June 29, 2001

                                                                                                                             Non-
                                                    TOTAL         Eliminations         Issuer          Guarantors        Guarantors
                                                  ---------       ------------        ---------        ----------        ----------
Current assets                                    $ 266,967         $      --         $  80,305         $ 146,839         $ 39,823
Property, plant and equipment, net                  137,008                --            38,788            79,517           18,703
Intangible assets                                   179,616                --            13,208           153,960           12,448
Investment in subsidiaries                               --          (457,641)          457,641                --               --
Deferred financing costs, net                        16,607                --            16,607                --               --
Deferred taxes                                       19,010                --            19,022               (12)              --
Other assets                                          2,286          (300,321)           28,577           261,520           12,510
                                                  ---------         ---------         ---------         ---------         --------

   Total assets                                   $ 621,494         $(757,962)        $ 654,148         $ 641,824         $ 83,484
                                                  =========         =========         =========         =========         ========




Current liabilities                               $  67,838         $      --         $  22,370         $  26,923         $ 18,545
Long-term debt                                      670,078                --           665,729                --            4,349
Other long-term liabilities                          18,275          (300,321)           92,460           190,399           35,737
                                                  ---------         ---------         ---------         ---------         --------
   Total liabilities                                756,191          (300,321)          780,559           217,322           58,631
                                                  ---------         ---------         ---------         ---------         --------

Additional paid-in capital                          120,176          (312,420)          120,156           296,784           15,656
Retained earnings (deficit)                         (27,372)         (145,221)          (26,105)          127,685           16,269
Cumulative currency translation adjustment
                                                     (7,039)               --                --                33           (7,072)
Less: Treasury stock                               (220,462)               --          (220,462)               --               --
                                                  ---------         ---------         ---------         ---------         --------
   Total equity                                    (134,697)         (457,641)         (126,411)          424,502           24,853
                                                  ---------         ---------         ---------         ---------         --------

Total liabilities and equity                      $ 621,494         $(757,962)        $ 654,148         $ 641,824         $ 83,484
                                                  =========         =========         =========         =========         ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                  For the three months ended September 28,2001

                                                                                                                           Non-
                                                                        TOTAL            Issuer         Guarantors       Guarantors
                                                                       --------         --------        ----------       ----------
Net cash provided by (used in) operating activities                    $ 22,353         $   (213)        $ 19,541         $  3,025
                                                                       --------         --------         --------         --------
Cash flows from Investing activities:
   Capital expenditures                                                (4,723)          (1,647)          (1,658)          (1,418)
   Additions to intangibles                                              (501)            (140)              --             (361)
   Deposits and other assets                                              315           (1,909)           2,751             (527)
                                                                      --------         --------         --------         --------
     Net cash provided by (used in) provided
     by investing activities                                           (4,909)          (3,696)           1,093           (2,306)
                                                                      --------         --------         --------         --------

Cash flows from financing activities
   Repayment of long term debt                                         (37,585)         (37,860)              --              275
   Payment for treasury stock                                              (60)             (60)              --               --
   Change in intercompany accounts                                          --           20,117          (20,117)              --
                                                                      --------         --------         --------         --------
      Net cash flows provided by (used in)
      financing activities                                             (37,645)         (17,803)         (20,117)             275
                                                                      --------         --------         --------         --------
Effect of exchange rate changes on cash                                     24               --               --               24
                                                                      --------         --------         --------         --------
Net increase (decrease) in cash                                        (20,177)         (21,712)             517            1,018
Cash, beginning of period                                               44,645           32,890            5,321            6,434
                                                                      --------         --------         --------         --------
Cash, end of period                                                   $ 24,468         $ 11,178         $  5,838         $  7,452
                                                                      ========         ========         ========         ========

                  For the three months ended September 29, 2000

                                                                                                           Non-
                                                                         TOTAL           Issuer         Guarantors       Guarantors
                                                                       --------         --------        ----------       ----------
Net cash provided by (used in) operating activities                    $  8,478         $(14,869)        $ 19,982         $  3,365
Cash flows from Investing activities:                                  --------         --------         --------         ---------
   Capital expenditures                                                  (4,434)          (1,237)          (2,632)            (565)
   Additions to intangibles                                                (111)            (111)              --               --
   Deposits and other assets                                                 72            1,264           (1,201)               9
                                                                       --------         --------         --------         --------
     Net cash used in investing activities                               (4,473)             (84)          (3,833)            (556)
                                                                       --------         --------         --------         --------

Cash flows from financing activities
   Repayment of long term debt                                           (4,088)          (3,705)              --             (383)
   Repayment of line of credit                                             (135)              --               --             (135)
   Change in intercompany accounts                                           --           15,140          (15,140)              --
                                                                       --------         --------         --------         --------
      Net cash flows provided by (used in) financing activities          (4,223)          11,435          (15,140)            (518)
                                                                       --------         --------         --------         --------

Effect of exchange rate changes on cash                                     (11)              --               --              (11)
                                                                       --------         --------         --------         --------

Net increase (decrease) in cash                                            (229)          (3,518)           1,009            2,280
Cash, beginning of period                                                12,525            5,638            3,766            3,121
                                                                       --------         --------         --------         --------
Cash, end of period                                                    $ 12,296         $  2,120         $  4,775         $  5,401
                                                                       ========         ========         ========         ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2002 COMPARED WITH THE FIRST QUARTER OF FISCAL 2001

Net Sales increased to $115.2 million for the three months ended September 28, 2001 from $111.9 million for the three months ended September 29, 2000. This represents an increase of $3.3 million or 2.9%. Increases in the Consumer Segment more than offset declines in our Industrial Segment. Our Consumer Segment sales increased $5.5 million or 16.6% primarily due to the extension of our garden hose selling season resulting from a change in the buying pattern of one of this segment's major customers. Favorable weather conditions, particularly on the West Coast, also contributed to strong garden hose sales in the quarter. Our Industrial Segment reported a $2.3 million decline in sales or 2.9%. Within the segment, sales increases to our food packaging customers were offset by declining sales of specialty resins and somewhat softer sales to our healthcare customers.

Cost of Sales declined to $88.2 million for the three months ended September 28, 2001 from $89.5 million for the three months ended September 29, 2000, a decrease of $1.3 million. Expressed as a percentage of net sales, cost of sales decreased to 76.5% for the three months ended September 28, 2001 from 80.0% for the three months ended September 29, 2000. Lower resin costs, improved operating efficiencies and higher selling prices for many of our products accounted for the improvement in this ratio.

Gross Profit, as a result, increased to $27.0 million or 23.5% of net sales for the three months ended September 28, 2001 from $22.4 million or 20.0% of net sales for the three months ended September 29, 2000.

Selling, general and administrative expense was virtually unchanged at $15.2 million in the three months ended September 28, 2001 compared to $15.1 million in the three months ended September 29, 2000. The ratio of selling, general and administrative expense to net sales decreased to 13.2% for the three months ending September 28, 2001 from 13.5% in the comparable period of last year.

Operating profit, as a result of the foregoing, increased to $11.8 million or 10.3% of net sales for the three months ended September 28, 2001 from $7.3 million or 6.5% of net sales for the three months ended September 29, 2000.

Interest expense decreased to $17.8 million or 15.4% of net sales in the three months ended September 28, 2001 from $18.2 million or 16.3% of net sales in the three months ended September 29, 2000. The decrease was due to lower debt levels and lower interest rates.

Income (loss) before income taxes, as a result, was a loss of ($14.6) million for the three months ended September 28, 2001 compared to a loss of ($11.4) million for the three months ended September 29, 2000.

Benefit for income taxes was a credit of $5.1 million for the three months ended September 28, 2001, compared to a credit of $5.7 million for the three months ended September 29, 2000. The Company's effective tax rate was 35.0% for the three months ended September 28, 2001 compared to 49.8% for the three months ending September 29, 2000.

Net income (loss), as a result, was a loss of ($9.5) million for the three months ended September 28, 2001 compared with a loss of ($5.7) million for the three months ended September 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended September 28, 2001 was $22.4 million compared with $8.5 million in the same period of the prior year. The increase of $13.9 million was due primarily to non-cash interest expense associated with our interest rate hedges in the current period as well as improvements in accrued expenses and other liabilities and prepaid expenses and other current assets.

Working capital on September 28, 2001 was $159.9 million compared to $199.1 million on June 29, 2001. The decrease was due primarily to a seasonal reduction in accounts receivable offset by a normal seasonal increase in inventories.

As of September 28, 2001, the Company had an outstanding balance of $29.0 million under the $100.0 million revolving credit line. This represents a reduction of $36.0 million from the outstanding balance as of June 29, 2001.

The Company's capital expenditures for the three months ended September 28, 2001 and September 29, 2000 were $4.7 million and $4.4 million respectively.

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



ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is subject to market risk inherent in certain debt instruments. At September 28, 2001, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $363.7 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $1.7 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion.

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

Item 2.  Changes in Securities
        None

Item 3.  Defaults Upon Senior Securities
        None

Item 4.  Submission of Matters to a Vote of Securities holders
        Not applicable

Item 5.  Subsequent Events

         On October 16, 2001, the Company acquired the garden hose business of Mark IV Industries, Inc. for $64.2 million. The transaction was structured as an acquisition of substantially all of the assets of Mark IV's Swan Hose Division by a wholly-owned subsidiary of Tekni-Plex. Swan Hose manufactures garden hose and air hose primarily for the U.S. and Canadian markets from its Bucyrus Ohio facility. Swan will become part of the Company's Consumer Packaging and Products business segment.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K
                  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                TEKNI-PLEX, INC.


November 13, 2001

                                By:   /s/ F. Patrick Smith
                                     -------------------------------------------
                                     F. Patrick Smith
                                     Chairman of the Board and
                                     Chief Executive Officer



                                By:   /s/ Kenneth W.R. Baker
                                     -------------------------------------------
                                     Kenneth W. R. Baker
                                     President and Chief Operating Officer



                                By:  /s/ James E.Condon
                                     -------------------------------------------
                                     James E.Condon
                                     Vice President and Chief Financial Officer