Form 10-Q
period 2002-03-29
TEKNI PLEX INC
filed 2002-05-13
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934
         For the quarterly period ended March 29, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---
         For the transition period from         to
                                        -------    -------

                        Commission file number 333-28157
                                               ---------

                                TEKNI-PLEX, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                22-3286312
---------------------------------------     ------------------------------------
      (State or other jurisdiction          (IRS Employer Identification Number)
   of incorporation or organization)



260 N. Denton Tap Road                                 (972) 304-5077
---------------------------------------     ------------------------------------
Coppell, Texas  75022                          (Registrant's telephone number)
---------------------------------------
(Address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No  / /

                                TEKNI-PLEX, INC.

                                                                                    Page #
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 29, 2002
           and June 29, 2001 (unaudited)                                                3

           Consolidated Statements of Operations for the nine months and three
           months ended March 29, 2002 and March 30, 2001 (unaudited)                   4

           Consolidated Statements of Comprehensive Income (loss) for the nine months and three months ended March 29, 2002 and
           March 30, 2001 (unaudited)                                                   4

           Consolidated Statements of Cash Flows for the nine months
           ended March 29, 2002 and March 30, 2001 (unaudited)                          5

           Notes to Consolidated Financial Statements                                6-17

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                            18-20

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK                                                       20

PART II. OTHER INFORMATION

      Item 1.     Legal proceedings                                                    21

      Item 2.     Changes in securities                                                21

      Item 3.     Defaults upon senior securities                                      21

      Item 4.     Submission of matters to a vote of securities holders                21

      Item 5      Other information                                                    21

      Item 6      Exhibits and reports on Form 8-K                                     21

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)



                                                       MARCH 29, 2002  June 29, 2001
                                                         (UNAUDITED)    (Audited)
                                                       --------------  -------------
ASSETS
CURRENT:
  Cash and cash equivalents                              $   8,620      $  44,645
  Accounts receivable, net of allowance for
    doubtful accounts $6,761 and $1,500 respectively       121,274        105,316
  Inventories                                              143,823        106,258
  Deferred income taxes                                      5,153          5,153
  Prepaid expenses and other current assets                  8,254          5,595
                                                         ---------      ---------
        TOTAL CURRENT ASSETS                               287,124        266,967

PROPERTY, PLANT AND EQUIPMENT, NET                         152,212        137,008
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
  OF $74,357 AND $62,271 RESPECTIVELY                      211,690        179,616
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
  AMORTIZATION OF $4,410 AND $2,549 RESPECTIVELY            14,866         16,607
DEFERRED INCOME TAXES                                       22,436         19,010
OTHER ASSETS                                                 1,274          2,286
                                                         ---------      ---------

                                                         $ 689,602      $ 621,494
                                                         =========      =========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                      $  11,747      $   8,072
  Line of credit                                                33             --
  Accounts payable - trade                                  32,976         34,076
  Accrued payroll and benefits                               6,508          5,222
  Accrued interest                                          15,453          1,673
  Accrued liabilities - other                               23,518         15,446
  Income taxes payable                                       1,152          3,349
                                                         ---------      ---------
        TOTAL CURRENT LIABILITIES                           91,387         67,838

LONG-TERM DEBT                                             672,802        670,078
OTHER LIABILITIES                                           21,529         18,275
                                                         ---------      ---------
        TOTAL LIABILITIES                                  785,718        756,191
                                                         ---------      ---------

STOCKHOLDER'S EQUITY:

  Common stock                                                  --             --
  Additional paid-in capital                               170,176        120,176
  Cumulative currency translation adjustment               (11,316)        (7,039)
  Retained earnings                                        (34,454)       (27,372)
  Less: treasury stock                                    (220,522)      (220,462)
                                                         ---------      ---------
        TOTAL STOCKHOLDER'S EQUITY                         (96,116)      (134,697)
                                                         ---------      ---------

                                                         $ 689,602      $ 621,494
                                                         =========      =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Three months ended             Nine months ended
                                               MARCH 29,      March 30,      MARCH 29,      March 30,
                                                  2002           2001           2002           2001
                                               ---------      ---------      ---------      ---------
NET SALES                                      $ 153,393      $ 140,681      $ 382,297      $ 358,461
COST OF SALES                                    111,385        103,896        285,591        275,131
                                               ---------      ---------      ---------      ---------
      GROSS PROFIT                                42,008         36,785         96,706         83,330
OPERATING EXPENSES:
   Selling, general and administrative            18,529         15,658         50,314         45,137
                                               ---------      ---------      ---------      ---------
      INCOME FROM OPERATIONS                      23,479         21,127         46,392         38,193
OTHER EXPENSES:
   Interest expense                               19,014         19,824         53,389         57,686
   Unrealized loss on derivative contracts         1,085          2,998          3,675         14,293
   Other expense                                    (105)           457            229            907
                                               ---------      ---------      ---------      ---------
 EARNINGS (LOSS) BEFORE INCOME TAXES               3,485         (2,152)       (10,901)       (34,693)
PROVISION FOR INCOME TAXES                         1,180           (679)        (3,820)       (15,345)
                                               ---------      ---------      ---------      ---------
NET INCOME (LOSS)                              $   2,305      $  (1,473)     $  (7,081)     $ (19,348)
                                               =========      =========      =========      =========


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                              $   2,305      $  (1,473)     $  (7,081)     $ (19,348)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF
   TAXES

Foreign currency translation adjustment           (3,985)        (1,216)        (4,277)        (1,776)
                                               ---------      ---------      ---------      ---------
COMPREHENSIVE INCOME (LOSS)                    $  (1,680)     $  (2,689)     $ (11,358)     $ (21,124)
                                               =========      =========      =========      =========



          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)


                                                                Nine months ended
                                                        MARCH 29, 2002      March 30, 2001
                                                        --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income loss                                         $ (7,081)           $(19,348)
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                          29,011              27,855
      Unrealized loss on derivative contracts                 3,675              14,293
      Deferred income taxes                                  (3,465)            (15,497)
   Changes in operating assets and liabilities:
      Accounts receivable                                    (9,624)                641
      Inventories                                           (21,769)            (34,217)
      Prepaid expenses and other current assets              (2,703)               (973)
      Income taxes                                           (2,202)                 --
      Accounts payable                                       (5,003)              9,592
      Accrued interest                                       13,763              16,478
      Accrued expenses and other liabilities                (10,033)            (15,684)
                                                           --------            --------
         NET CASH USED IN OPERATING ACTIVITIES              (15,431)            (16,860)
                                                           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (12,317)            (12,390)
      Acquisition costs                                     (65,757)             (8,869)
      Additions to intangibles                                  797                 (95)
      Deposits and other assets                                 846                  75
                                                           --------            --------
         NET CASH USED IN INVESTING ACTIVITIES              (76,431)            (21,279)
                                                           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Borrowings (repayments) of long-term debt               6,000              38,419
      Net borrowings (repayments) under line of credit           12                (123)
      Payment for treasury stock                                (60)                 --
      Receipt of additional paid-in capital                  50,000               6,000
      Debt financing costs                                     (120)               (131)
                                                           --------            --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES           55,832              44,165
                                                           --------            --------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                   5                 (42)
                                                           --------            --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (36,025)              5,984
CASH, AND CASH EQUIVALENTS BEGINNING OF PERIOD               44,645              12,525
                                                           --------            --------
CASH, AND CASH EQUIVALENTS END OF PERIOD                   $  8,620            $ 18,509
                                                           ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
         Interest                                          $ 38,290            $ 40,942
                                                           --------            --------
         Income taxes                                         1,912               1,048
                                                           --------            --------


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



NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         a) In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS
                  141) and No. 142, Goodwill and Other Intangible Assets (SFAS
                  142). SFAS 141, requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                  SFAS 142 requires, among other things, that the companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

                  The Company's previous business combinations were accounted for using the purchasing method. As of March 29, 2002, the net carrying amount of goodwill is $211,166 and other intangible assets are $524. Amortization expense during the nine month period ended March 29, 2002 was $12,086. Currently, the company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

NOTE 3 - INVENTORIES

Inventories as of March 29, 2002 and June 29, 2001 are summarized as follows:




                                                MARCH 29, 2002     June 29, 2001
                                                --------------     -------------
Raw materials                                      $ 38,372           $ 33,971

Work-in-process                                       7,950              7,812

Finished goods                                       97,501             64,475
                                                -----------        -----------
                                                   $143,823           $106,258
                                                ===========        ===========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)



NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           MARCH 29, 2002   June 29, 2001
                                                                           --------------   -------------
Senior Subordinated Notes issued June 21, 2000 at 12.75% due June 15,
2010. (Less unamortized discount of $3,108 and $3,391)                        $271,892         $271,609
Senior Secured Debt:
   Revolving line of credit, expiring June, 2006.  At March 29, 2002,
   the interest rate ranged from 4.94% to 5.00%                                 77,000           65,000

   Term notes due June, 2006 and June, 2008, with interest rates at
   March 29, 2002 of 4.81% and 5.31%                                           330,980          336,560

Other, primarily foreign term loans, with interest rates ranging from
4.44% to 5.44% and maturities from 2002 to 2010                                  4,677            4,981
                                                                              --------         --------
                                                                               684,549          678,150
Less: Current maturities                                                        11,747            8,072
                                                                              --------         --------
                                                                              $672,802         $670,078
                                                                              ========         ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 5 - SEGMENT INFORMATION

Tekni-Plex has organized its business into two industry segments: Industrial Packaging, Products, and Materials and Consumer Packaging and Products. The Industrial Packaging, Products, and Materials segment principally produces pharmaceutical packaging, medical tubing and medical device materials, foamed polystyrene packaging products for the poultry, meat and egg industries and vinyl resins and compounds. The Consumer Packaging and Products segment principally produces precision tubing and gaskets, and garden and irrigation hose products. Both segments have operations in the United States, Europe and Canada.

Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:



                                 INDUSTRIAL
                                 PACKAGING,       CONSUMER
                                 PRODUCTS,        PACKAGING
                               AND MATERIALS    AND PRODUCTS         TOTAL
                               -------------    ------------         -----
Three months ended
March 29, 2002
Revenues from external
    Customers                    $ 79,817         $ 73,576         $153,393
Interest expense                   12,972            6,042           19,014
Depreciation and
    amortization                    6,919            2,776            9,695
Income from operations             14,271           14,576           28,847
Expenditures for segment
    Assets                          2,498              422            2,920
                                 --------         --------         --------


Three months ended
March 30, 2001
Revenues from external
    Customers                    $ 82,440         $ 58,241         $140,681
Interest expense                   13,755            6,069           19,824
Depreciation and
    Amortization                    5,943            3,186            9,129
Income from operations             13,818           10,293           24,111
Expenditures for segment
    Assets                          1,930            1,691            3,621
                                 --------         --------         --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 5 - SEGMENT INFORMATION

                                      INDUSTRIAL
                                      PACKAGING,       CONSUMER
                                      PRODUCTS,        PACKAGING
                                    AND MATERIALS    AND PRODUCTS         TOTAL
                                    -------------    ------------         -----
Nine months ended
March 29, 2002
Revenues from external
    Customers                         $235,598         $146,699         $382,297
Interest expense                        36,413           16,976           53,389
Depreciation and
    Amortization                        18,802            9,435           28,237
Income from operations                  34,138           25,198           59,336
Expenditures for segment
    Assets                               7,026            4,745           11,771
                                      --------         --------         --------

Nine months ended
March 30, 2001
Revenues from external
    customers                         $242,491         $115,970         $358,461
Interest expense                        39,466           18,220           57,686
Depreciation and
    amortization                        18,003            9,084           27,087
Income from operations                  30,827           17,406           48,233
Expenditures for segment
    Assets                               6,371            5,525           11,896
                                      --------         --------         --------


                                                   Three months ended                  Nine months ended
                                              MARCH 29,         March 30,         MARCH 29,         March 30,
                                                 2002              2001              2002              2001
                                              ---------         ---------         ---------         ---------
INCOME FROM OPERATIONS
Total income from operations for
     reportable segments before
     income taxes                             $ 28,847          $ 24,111          $ 59,336          $ 48,233
Corporate and eliminations                      (5,368)           (2,984)          (12,944)          (10,040)
                                              --------          --------          --------          --------
                                              $ 23,479          $ 21,127          $ 46,392          $ 38,193
                                              ========          ========          ========          ========

DEPRECIATION AND AMORTIZATION
Segment totals                                $  9,695          $  9,129          $ 28,237          $ 27,087
Corporate                                          262               256               774               768
                                              --------          --------          --------          --------
     Consolidated total                       $  9,957          $  9,385          $ 29,011          $ 27,855
                                              ========          ========          ========          ========

EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures         $  2,920          $  3,621          $ 11,771          $ 11,896
Other unallocated expenditures                     255                90               546               494
                                              --------          --------          --------          --------
     Consolidated total                       $  3,175          $  3,711          $ 12,317          $ 12,390
                                              ========          ========          ========          ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 5 - SEGMENT INFORMATION
SEGMENT ASSETS


                                  INDUSTRIAL
                                  PACKAGING,         CONSUMER
                                  PRODUCTS,          PACKAGING
                                AND MATERIALS       AND PRODUCTS          TOTAL
                                -------------       ------------          -----
MARCH 29, 2002                    $293,860           $369,538           $663,398

June 30, 2001                      333,570            270,731            604,301
                                  --------           --------           --------


                                                MARCH 29, 2002     June 29, 2001
                                                --------------     -------------
TOTAL ASSETS
Total assets from reportable segments              $663,398           $604,301
Other unallocated amounts                            26,204             17,193
                                                   --------           --------
     Consolidated total                            $689,602           $621,494
                                                   ========           ========




GEOGRAPHIC INFORMATION

                        Three months ended                Nine months ended
                    MARCH 29,        March 30,        MARCH 29,        March 30,
                      2002             2001             2002             2001
                    ---------        ---------        ---------        ---------
REVENUES
United States       $137,685         $123,569         $341,366         $318,319
International         15,708           17,112           40,931           40,142
                    --------         --------         --------         --------
   Total            $153,393         $140,681         $382,297         $358,461
                    ========         ========         ========         ========



                                            MARCH 29, 2002         June 29, 2001
                                            --------------         -------------
LONG-LIVED ASSETS
United States                                  $359,206               $310,866
International                                    43,272                 43,661
                                               --------               --------
   Total                                       $402,478               $354,527
                                               ========               ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings
                                   (Unaudited)

                    For the three months ended March 29, 2002

                                                                                                                    Non-
                                                          TOTAL              Issuer           Guarantors         Guarantors
                                                        ----------         ----------         ----------         ----------
Net sales                                               $ 153,393          $  40,360          $  97,325          $  15,708
Cost of sales                                             111,385             27,869             72,885             10,631
                                                        ---------          ---------          ---------          ---------
Gross profit                                               42,008             12,491             24,440              5,077
Operating expenses:
   Selling, general and administrative                     18,529             10,854              6,123              1,552
                                                        ---------          ---------          ---------          ---------
Income from operations                                     23,479              1,637             18,317              3,525
Interest expense (income), net                             19,014             19,002                (10)                22
Unrealized loss on derivative contracts                     1,085              1,085                 --                 --
Other expense (income)                                       (105)              (222)              (366)               483
                                                        ---------          ---------          ---------          ---------
Income (loss) before provision for income taxes             3,485            (18,228)            18,693              3,020
Provision benefit for income taxes                          1,180             (6,450)             6,700                930
                                                        ---------          ---------          ---------          ---------
Net income (loss)                                       $   2,305          $ (11,778)         $  11,993          $   2,090
                                                        =========          =========          =========          =========


                    For the nine months ended March 29, 2002


                                                                                                                    Non-
                                                          TOTAL              Issuer           Guarantors         Guarantors
                                                        ----------         ----------         ----------         ----------
Net sales                                               $ 382,297          $ 121,666          $ 219,700          $  40,931
Cost of sales                                             285,591             87,956            167,882             29,753
                                                        ---------          ---------          ---------          ---------
Gross profit                                               96,706             33,710             51,818             11,178
Operating expenses:
   Selling, general and administrative                     50,314             29,737             16,000              4,577
                                                        ---------          ---------          ---------          ---------
Income from operations                                     46,392              3,973             35,818              6,601
Interest expense (income), net                             53,389             53,356                (86)               119
Unrealized loss on derivative contracts                     3,675              3,675                 --                 --
Other expense (income)                                        229               (712)              (630)             1,571
                                                        ---------          ---------          ---------          ---------
Income (loss) before provision for income taxes           (10,901)           (52,346)            36,534              4,911
Provision benefit for income taxes                         (3,820)           (18,360)            12,950              1,590
                                                        ---------          ---------          ---------          ---------
Net income (loss)                                       $  (7,081)         $ (33,986)         $  23,584          $   3,321
                                                        =========          =========          =========          =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings
                                   (Unaudited)

                    For the three months ended March 30, 2001

                                                                                                                    Non-
                                                          TOTAL              Issuer           Guarantors         Guarantors
                                                        ----------         ----------         ----------         ----------
Net sales                                               $ 140,681          $  42,021          $  81,548          $  17,112
Cost of sales                                             103,896             30,801             61,764             11,331
                                                        ---------          ---------          ---------          ---------
Gross profit                                               36,785             11,220             19,784              5,781
Operating expenses:
   Selling, general and administrative                     15,658              9,428              4,720              1,510
                                                        ---------          ---------          ---------          ---------
Income from operations                                     21,127              1,792             15,064              4,271
Interest expense (income), net                             19,824             19,835                (56)                45
Unrealized loss on derivative contracts                     2,998              2,998                 --                 --
Other expense (income)                                        457               (624)              (301)             1,382
                                                        ---------          ---------          ---------          ---------
Income (loss) before provision for income taxes            (2,152)           (20,417)            15,421              2,844
Provision benefit for income taxes                           (679)            (9,779)             7,217              1,883
                                                        ---------          ---------          ---------          ---------
Net income (loss)                                       $  (1,473)         $ (10,638)         $   8,204          $     961
                                                        =========          =========          =========          =========

                    For the nine months ended March 30, 2001


                                                                                                                    Non-
                                                          TOTAL              Issuer           Guarantors         Guarantors
                                                        ----------         ----------         ----------         ----------
Net sales                                               $ 358,461          $ 121,009          $ 197,310          $  40,142
Cost of sales                                             275,131             90,713            156,851             27,567
                                                        ---------          ---------          ---------          ---------
Gross profit                                               83,330             30,296             40,459             12,575
Operating expenses:
   Selling, general and administrative                     45,137             27,911             13,376              3,850
                                                        ---------          ---------          ---------          ---------
Income from operations                                     38,193              2,385             27,083              8,725
Interest expense (income), net                             57,686             58,078               (266)              (126)
Unrealized loss on derivative contracts                    14,293             14,293                 --                 --
Other expense (income)                                        907               (500)              (666)             2,073
                                                        ---------          ---------          ---------          ---------
Income (loss) before provision for income taxes           (34,693)           (69,486)            28,015              6,778
Provision benefit for income taxes                        (15,345)           (32,745)            14,000              3,400
                                                        ---------          ---------          ---------          ---------
Net income (loss)                                       $ (19,348)         $ (36,741)         $  14,015          $   3,378
                                                        =========          =========          =========          =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

            Condensed Consolidated Balance Sheet - at March 29, 2002
                                   (Unaudited)


                                                                                                                              Non-
                                                     TOTAL         Eliminations         Issuer          Guarantors        Guarantors
                                                     -----         ------------         ------          ----------        ----------
Current assets                                    $ 287,124         $      --         $  37,006         $ 207,740         $  42,378
Property, plant and equipment, net                  152,212                --            38,463            94,495            19,254
Intangible assets                                   211,690                --            11,704           188,151            11,835
Investment in subsidiaries                               --          (484,546)          484,546                --                --
Deferred financing costs, net                        14,866                --            14,664                99               103
Other long-term assets                               23,710          (308,635)          132,152           188,113            12,080
                                                  ---------         ---------         ---------         ---------         ---------
   Total assets                                   $ 689,602         $(793,181)        $ 718,535         $ 678,598         $  85,650
                                                  =========         =========         =========         =========         =========

Current liabilities                               $  91,387         $      --         $  39,706         $  33,852         $  17,829
Long-term debt                                      672,802                --           668,682                --             4,120
Other long-term liabilities                          21,529          (308,635)           93,699           196,669            39,796
                                                  ---------         ---------         ---------         ---------         ---------
   Total liabilities                                785,718          (308,635)          802,087           230,521            61,745
                                                  ---------         ---------         ---------         ---------         ---------

Additional paid-in capital                          170,176          (312,420)          170,156           296,784            15,656
Accumulated currency translation adjustment         (11,316)               --                --                25           (11,341)
Retained earnings (deficit)                         (34,454)         (172,126)          (33,186)          151,268            19,590
Less: Treasury stock                               (220,522)               --          (220,522)               --                --
                                                  ---------         ---------         ---------         ---------         ---------
   Total equity                                     (96,116)         (484,546)          (83,552)          448,077            23,905
                                                  ---------         ---------         ---------         ---------         ---------

Total liabilities and equity                      $ 689,602         $(793,181)        $ 718,535         $ 678,598         $  85,650
                                                  =========         =========         =========         =========         =========

             Condensed Consolidated Balance Sheet - at June 29, 2001

                                                                                                                              Non-
                                                     TOTAL         Eliminations         Issuer          Guarantors        Guarantors
                                                     -----         ------------         ------          ----------        ----------
Current assets                                    $ 266,967         $      --         $  80,305         $ 146,839         $  39,823
Property, plant and equipment, net                  137,008                --            38,788            79,517            18,703
Intangible assets                                   179,616                --            13,208           153,960            12,448
Investment in subsidiaries                               --          (457,641)          457,641                --                --
Deferred financing costs, net                        16,607                --            16,607                --                --
Deferred taxes                                       19,010                --            19,022               (12)               --
Other long-term assets                                2,286          (300,321)           28,577           261,520            12,510
                                                  ---------         ---------         ---------         ---------         ---------
   Total assets                                   $ 621,494         $(757,962)        $ 654,148         $ 641,824         $  83,484
                                                  =========         =========         =========         =========         =========


Current liabilities                               $  67,838         $      --         $  22,370         $  26,923         $  18,545
Long-term debt                                      670,078                --           665,729                --             4,349
Other long-term liabilities                          18,275          (300,321)           92,460           190,399            35,737
                                                  ---------         ---------         ---------         ---------         ---------
   Total liabilities                                756,191          (300,321)          780,559           217,322            58,631
                                                  ---------         ---------         ---------         ---------         ---------

Additional paid-in capital                          120,176          (312,420)          120,156           296,784            15,656
Cumulative currency translation adjustment           (7,039)               --                --                33            (7,072)
Retained earnings (deficit)                         (27,372)         (145,221)          (26,105)          127,685            16,269
Treasury stock                                     (220,462)               --          (220,462)               --                --
                                                  ---------         ---------         ---------         ---------         ---------
   Total equity                                    (134,697)         (457,641)         (126,411)          424,502            24,853
                                                  ---------         ---------         ---------         ---------         ---------

Total liabilities and equity                      $ 621,494         $(757,962)        $ 654,148         $ 641,824         $  83,484
                                                  =========         =========         =========         =========         =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)




                     For the nine months ended March 29,2002

                                                                                                                     Non-
                                                              TOTAL             Issuer          Guarantors        Guarantors
                                                              -----             ------          ----------        ----------
Net cash provided by (used in) operating activities         $(15,431)         $(13,346)         $   (154)         $ (1,931)
                                                            --------          --------          --------          --------
Cash flows from investing activities:
   Capital expenditures                                      (12,317)           (5,209)           (4,779)           (2,329)
   Acquisition costs                                         (65,757)               --           (65,757)               --
   Additions to intangibles                                      797              (191)            1,206              (218)
   Deposits and other assets                                     846               117               299               430
                                                            --------          --------          --------          --------
     Net cash used in investing activities                   (76,431)           (5,283)          (69,031)           (2,117)
                                                            --------          --------          --------          --------

Cash flows from financing activities
   Repayment of long term debt                                 6,000             6,298                --              (298)
   Repayment/borrowings of line of credit                         12                --                --                12
   Receipt of additional paid-in capital                      50,000            50,000                --                --
   Payment for treasury stock                                    (60)              (60)               --                --
   Debt financing                                               (120)             (120)               --                --
   Change in intercompany accounts                                --           (68,272)           64,148             4,124
                                                            --------          --------          --------          --------
     Net cash flows provided by (used in)
     financing activities                                     55,832           (12,154)           64,148             3,838
                                                            --------          --------          --------          --------


Effect of exchange rate changes on cash                            5                --                --                 5
                                                            --------          --------          --------          --------

Net decrease in cash                                         (36,025)          (30,783)           (5,037)             (205)
Cash, beginning of period                                     44,645            32,890             5,321             6,434
                                                            --------          --------          --------          --------
Cash, end of period                                         $  8,620          $  2,107          $    284          $  6,229
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

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                        Condensed Consolidated Cash Flows
                                   (Unaudited)








                                                For the nine months ended March 30, 2001
                                                                                          Non-
                                                TOTAL         Issuer      Guarantors    Guarantors
                                                -----         ------      ----------    ----------
Net cash provided by (used in) operating
activities                                     $(16,860)     $(26,261)     $  8,950      $    451
                                               --------      --------      --------      --------
Cash flows from Investing activities:
   Capital expenditures                         (12,390)       (2,870)       (7,107)       (2,413)
   Acquisition costs                             (8,869)           --            --        (8,869)
   Additions to intangibles                         (95)          (95)           --            --
   Deposits and other assets                         75         1,276        (1,336)          135
                                               --------      --------      --------      --------
     Net cash used in investing activities      (21,279)       (1,689)       (8,443)      (11,147)
                                               --------      --------      --------      --------

Cash flows from financing activities
   Repayment of long term debt                   38,419        39,371            --          (952)
   Repayment of line of credit                     (123)           --            --          (123)
   Receipt of additional paid in capital          6,000         6,000            --            --
   Debt financing costs                            (131)         (131)           --            --
   Change in intercompany accounts                   --       (12,663)           67        12,596
                                               --------      --------      --------      --------
     Net cash flows provided by (used in)
         financing activities                    44,165        32,577            67        11,521
                                               --------      --------      --------      --------

Effect of exchange rate changes on cash             (42)           --            --           (42)
                                               --------      --------      --------      --------

Net increase in cash                              5,984         4,627           574           783
Cash, beginning of period                        12,525         5,522         3,766         3,237
                                               --------      --------      --------      --------
Cash, end of period                            $ 18,509      $ 10,149      $  4,340      $  4,020
                                               ========      ========      ========      ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)





NOTE 7 - ACQUISITION

The Company purchased certain assets and assumed certain liabilities of the Swan garden hose division of Mark IV Industries, Inc. "Swan" on October 16, 2001, for approximately $65,757 in cash. The Company utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of Swan. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the unaudited March 29, 2002 consolidated balance sheet after a more extensive review of fair values of the assets and liabilities is completed.

In connection with the acquisition, a reserve of $11,000 has been established for the costs to integrate Swan's operations with the company. The reserve is comprised of the costs to close duplicate facilities, terminate employees and other related costs. The plans to close the facilities have been put in place, however, certain related lease costs will extend beyond one year. The reserve is included in accrued expenses.

The following table represents the unaudited pro forma results of operations as though the acquisition of Swan occurred on July 01, 2000. Since Swan was purchased subsequent to July 01, 2001, no amortization of goodwill has been reflected for the periods ended June 29, 2001 or March 29, 2002 in accordance with SFAS 142.

                                           Year Ended          Nine Months Ended
                                          June 29, 2001         March 29, 2002
                                          -------------        -----------------
Net Sales                                    $602,593               $393,593
Income from Operations                         73,305                 44,407
Earnings (loss) before income taxes           (17,760)               (12,886)
                                             --------               --------

In conjunction with the acquisition, liabilities were assumed as follows:


Fair value of assets acquired                $ 42,269
Goodwill                                       45,070
Cash paid                                     (65,757)
                                             ---------
Liabilities assumed                          $ 21,582
                                             =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2002 COMPARED WITH THE THIRD QUARTER OF FISCAL 2001

Net Sales increased to $153.4 million for the three months ended March 29, 2002 from $140.7 million for the three months ended March 30, 2001, representing a $12.7 million or 9.0% increase. Increases in the Consumer Segment more than offset declines in our Industrial Segment. Our Consumer Segment net sales increased $15.3 million or 26.3% primarily due to our Swan acquisition. Our Industrial Segment reported a $2.6 million or 3.1% decline in sales.

Cost of Sales increased to $111.4 million for the three months ended March 29, 2002 from $103.9 million for the three months ended March 30, 2001, an increase of $7.5 million. Expressed as a percentage of net sales, cost of sales decreased to 72.6% for the three months ended March 29, 2002 from 73.9% for the three months ended March 30, 2001. Lower resin costs and improved operating efficiencies accounted for the improvement in this ratio.

Gross Profit, as a result, increased to $42.0 million or 27.4% of net sales for the three months ended March 29, 2002 from $36.8 million or 26.1% of net sales for the three months ended March 30, 2001.

Selling, general and administrative expense increased to $18.5 million in the three months ended March 29, 2002 compared to $15.7 million in the three months ended March 30, 2001, primarily due to our Swan acquisition. The ratio of selling, general and administrative expense to net sales increased to 12.1% for the three months ending March 29, 2002 from 11.1% in the comparable period of last year.

Operating profit, as a result of the foregoing, increased to $23.5 million or 15.3% of net sales for the three months ended March 29, 2002 from $21.1 million or 15.0% of net sales for the three months ended March 30, 2001.

Interest expense decreased to $19.0 million or 12.4% of net sales in the three months ended March 29, 2002 from $19.8 million or 14.1% of net sales in the three months ended March 30, 2001. The decrease was due to lower debt levels and lower interest rates.

Income (loss) before income taxes, as a result, was $3.5 million for the three months ended March 29, 2002 compared to a loss of ($2.2) million for the three months ended March 30, 2001.

Income tax (benefit) was $1.2 million for the three months ended March 29, 2002, compared to a credit of ($0.7) million for the three months ended March 30, 2001. The Company's effective tax rate was 33.9% for the three months ended March 29, 2002 compared to 31.6% for the three months ending March 30, 2001.

Net income (loss), as a result, was $2.3 million for the three months ended March 29, 2002 compared with a loss of ($1.5) million for the three months ended March 30, 2001.

NINE MONTHS OF FISCAL 2002 COMPARED WITH THE NINE MONTHS OF FISCAL 2001

Net Sales increased to $382.3 million for the nine months ended March 29, 2002 from $358.5 million for the nine months ended March 30, 2001, representing a $23.8 million or 6.6% increase. The Swan acquisition was the primary factor contributing to this gain.

Cost of Sales increased to $285.6 million for the nine months ended March 29, 2002 from $275.1 million for the nine months ended March 30, 2001, an increase of $10.5 million. Expressed as a percentage of net sales, cost of sales decreased to 74.7% for the nine months ended March 29, 2002 from 76.8% for the nine months ended March 30, 2001. Lower resin costs and improved operating efficiencies accounted for the improvement in this ratio.

Gross Profit, as a result, increased to $96.7 million or 25.3% of net sales for the nine months ended March 29, 2002 from $83.3 million or 23.2% of net sales for the nine months ended March 30, 2001.

Selling, general and administrative expense increased to $50.3 million in the nine months ended March 29, 2002 compared to $45.1 million in the nine months ended March 30, 2001 primarily due to our Swan acquisition. The ratio of selling, general and administrative expense to net sales increased to 13.2% for the nine months ending March 29, 2002 from 12.6% in the comparable period of last year.

Operating profit, as a result of the foregoing, increased to $46.4 million or 12.1% of net sales for the nine months ended March 29, 2002 from $38.2 million or 10.7% of net sales for the nine months ended March 30, 2001.

Interest expense decreased to $53.4 million or 14.0% of net sales in the nine months ended March 29, 2002 from $57.7 million or 16.1% of net sales in the nine months ended March 30, 2001. The decrease was due to lower debt levels and lower interest rates.

Income (loss) before income taxes, as a result, was a loss of ($10.9) million for the nine months ended March 29, 2002 compared to a loss of ($34.7) million for the nine months ended March 30, 2001.

Income tax (benefit) was a credit of ($3.8) million for the nine months ended March 29, 2002, compared to a credit of ($15.3) million for the nine months ended March 30, 2001. The Company's effective tax rate was 35.0% for the nine months ended March 29, 2002 compared to 44.2% for the nine months ending March 30, 2001.

Net income (loss), as a result, was a loss of ($7.1) million for the nine months ended March 29, 2002 compared with a loss of ($19.3) million for the nine months ended March 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operations for the nine months ended March 29, 2002 was $15.4 million compared with $16.9 million in the same period of the prior year. The increase of $1.5 million was primarily due to a normal seasonal inventory build-up at our Swan unit, partially offset by a lower seasonal inventory build-up at the rest of our garden hose unit compared to last year. Working capital on March 29, 2002 was $195.7 million compared to $199.1 million on June 29, 2001.

As of March 29, 2002, the Company had an outstanding balance of $77.0 million under the $100.0 million revolving credit line. This represents an increase of $12.0 million from the outstanding balance as of June 29, 2001. On May 01, 2002, the company issued $40,000,000 12-3/4% Senior Subordinated Notes due 2010.

The Company's capital expenditures for the nine months ended March 29, 2002 and March 30, 2001 were $12.3 million and $12.4 million respectively.

The Company continues to expect that its principal uses of cash for the next several years will be acquisitions, debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds available in the Company's credit facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and acquisitions which management believes will provide an attractive return on investment. However, the probability exists that the Company may need additional financing to take advantage of all the acquisition opportunities that may arise in the next several quarters. There can be no assurance that such financing will be available in the amounts and terms acceptable to the Company.

SEASONALITY

The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality tends to have an impact on the company's financial results from quarter to quarter.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At March 29, 2002 and June 29, 2001 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $407,980 and $401,560 respectively. A hypothetical 1% adverse change in interest rates would have an annualized unfavorable impact of approximately $4,100 and $4,000 respectively on the Company's earnings and cash flows based upon these debt levels. To ameliorate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements with a notional amount of $344,000

PART II.  OTHER INFORMATION

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

                                 TEKNI-PLEX, INC.

May 13, 2002

                                 By:   /s/ F. Patrick Smith
                                      ------------------------------------------
                                      F. Patrick Smith
                                      Chairman of the Board and
                                      Chief Executive Officer

                                 By:   /s/ Kenneth W.R. Baker
                                      ------------------------------------------
                                      Kenneth W. R. Baker
                                      President and Chief Operating Officer



                                 By:  /s/ James E.Condon
                                      ------------------------------------------
                                      James E.Condon
                                      Vice President and Chief Financial Officer