Form 10-Q
period 2002-09-27
TEKNI PLEX INC
filed 2002-11-12
CIK 1039542

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                       FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 27, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TEKNI-PLEX, INC.

                                                                            PAGE

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

             Consolidated Balance Sheets as of September 27, 2002
               and June 28, 2002 .......................................   3

             Consolidated Statements of Operations for the three
             months ended September 27, 2002 and September 28, 2001 ....   4

             Consolidated Statements of Comprehensive Loss for
               the three months ended September 27, 2002 and
               September 28, 2001 ......................................   4

             Consolidated Statements of Cash Flows for the three
               months ended September 27, 2002 and September 28, 2001 ..   5

             Notes to Consolidated Financial Statements ................   6-13

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS .................  14-15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK ...................................................  15

PART II. OTHER INFORMATION

Item 1.     Legal proceedings ..........................................  15

Item 2.     Changes in securities ......................................  15

Item 3.     Defaults upon senior securities ............................  15

Item 4.     Submission of matters to a vote of securities holders ......  15

Item 5.     Subsequent events ..........................................  15

Item 6.     Exhibits and reports on Form 8-K ...........................  15

PART III. CERTIFICATION ................................................  16-18

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     SEPTEMBER 27,    JUNE 28,
                                                         2002           2002
                                                      (UNAUDITED)     (AUDITED)
                                                     -------------   ----------
ASSETS
CURRENT:
   Cash                                               $  28,099      $  28,199
   Accounts receivable, net of an
    allowance for doubtful accounts of $2,675 and
    $1,671 respectively                                 112,855        147,198
   Inventories                                          129,831        117,632
   Deferred taxes                                         9,752          7,472
   Prepaid expenses and other current assets              9,363          5,583
                                                      ---------      ---------
         TOTAL CURRENT ASSETS                           289,900        306,084

PROPERTY, PLANT AND EQUIPMENT, NET                      170,072        158,118
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
 OF $78,601 AND $78,399 RESPECTIVELY                    213,664        204,252
DEFERRED FINANCING COSTS, NET OF ACCUMULATED
AMORTIZATION OF $5,662 AND $5,030 RESPECTIVELY           13,900         14,343
DEFERRED INCOME TAXES                                    19,317         16,278
OTHER ASSETS                                                972          1,078
                                                      ---------      ---------
                                                      $ 707,825      $ 700,153
                                                      =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                  $  13,533      $  13,407
   Accounts payable - trade                              28,023         32,643
   Accrued payroll and benefits                           7,506          8,965
   Accrued interest                                      16,756          4,789
   Accrued liabilities - other                           37,430         28,846
   Income taxes payable                                   1,795            515
                                                      ---------      ---------
         TOTAL CURRENT LIABILITIES                      105,043         89,165

LONG-TERM DEBT                                          668,703        679,414
OTHER LIABILITIES                                        30,003         22,685
                                                      ---------      ---------
         TOTAL LIABILITIES                              803,749        791,264
                                                      ---------      ---------
STOCKHOLDERS' DEFICIT:
   Common stock                                              --           --
   Additional paid-in capital                           170,568        170,176
   Other comprehensive income                            (7,243)        (6,805)

   Retained deficit                                     (38,727)       (33,959)
   Less: Treasury stock                                (220,522)      (220,523)
                                                      ---------      ---------
         TOTAL STOCKHOLDERS' DEFICIT                    (95,924)       (91,111)
                                                      ---------      ---------
                                                      $ 707,825      $ 700,153
                                                      =========      =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED
                                                       SEPTEMBER 27, 2002   SEPTEMBER 28, 2001
                                                       ------------------   ------------------
NET SALES                                                  $ 140,583           $ 115,164
COST OF GOODS SOLD                                           110,691              88,150
                                                           ---------           ---------
      GROSS PROFIT                                            29,892              27,014
OPERATING EXPENSES:
   Selling, general and administrative                        13,911              15,176
                                                           ---------           ---------
Operating profit                                              15,981              11,838
Other expenses
   Interest expense                                           17,662              17,785
   Unrealized loss on derivative contracts                     5,344               8,314
   Other expense                                                 303                 292
                                                           ---------           ---------
Loss before income taxes                                      (7,328)            (14,553)
Income tax benefit                                            (2,560)             (5,100)
                                                           ---------           ---------
NET LOSS                                                   $  (4,768)          $  (9,453)
                                                           =========           =========

    CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS                                                   $  (4,768)          $  (9,453)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
   Foreign currency translation adjustment                      (438)                701
                                                           ---------           ---------
COMPREHENSIVE LOSS                                         $  (5,206)          $  (8,752)
                                                           =========           =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)


                                                                  THREE MONTHS ENDED
                                                            SEPTEMBER 27,    SEPTEMBER 28,
                                                                 2002             2001
                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                  $ (4,768)        $ (9,453)

   Adjustment to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                          7,475            9,303
         Unrealized loss on derivative contracts                5,344            8,314
         Deferred income taxes                                 (3,041)          (4,623)
   Changes in operating assets and liabilities:
         Accounts receivable                                   36,743           26,900
         Inventories                                           (9,019)          (6,968)
         Prepaid expenses and other current assets             (3,445)          (1,738)
         Income Taxes                                           1,280             --
         Accounts payable-trade                               (11,793)          (7,389)
         Accrued interest                                      11,964           13,122
         Accrued expenses and other liabilities                 2,511           (5,115)
                                                             --------         --------
                NET CASH PROVIDED BY OPERATING ACTIVITIES      33,251           22,353
                                                             --------         --------


CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                  (6,033)          (4,723)
         Acquisition costs                                    (16,806)            (501)
         Additions to intangibles                                 (32)              --
         Deposits and other assets                                104              315
                                                             --------         --------
           NET CASH USED IN INVESTING ACTIVITIES              (22,767)          (4,909)
                                                             --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments of long-term debt                          (10,658)         (37,585)
        Payment for treasury stock                               --                (60)
        Receipt of additional paid-in capital                     392               --
        Debt financing costs                                     (189)              --
                                                             --------         --------
                NET CASH USED IN FINANCING ACTIVITIES         (10,455)         (37,645)
                                                             --------         --------


EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (129)              24
                                                             --------         --------

Net decrease in Cash                                             (100)         (20,177)
Cash, beginning of period                                      28,199           44,645
                                                             --------         --------
Cash, end of period                                          $ 28,099         $ 24,468
                                                             ========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                          $  5,191         $  4,785
                                                             --------         --------
           Income taxes                                           722               --
                                                             --------         --------

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

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 2002.

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

            The Company's previous business combinations were accounted for using the purchase method. As of September 27, 2002, the net carrying amount of goodwill is $210,195 and other intangible assets are $3,694. If the Company adopted FASB 142 on June 30, 2001, the Company's pre-tax loss for the three months ended September 28, 2001 would have been improved by $3,875 due to reduced amortization. The Company has completed its transitional analysis of goodwill and has determined no adjustments are necessary.

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

            SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The adoption of SFAS 144 did not have a material impact on the Company's financial position or results of operations.

      c) In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective for exit or disposal activities after December 31, 2002, with earlier adoption encouraged. SFAS 146 does not currently affect the Company.

NOTE 3 - INVENTORIES

Inventories as of September 27, 2002 and June 28, 2002 are summarized as follows:

                                 SEPTEMBER 27,2002    JUNE 28, 2002
                                 -----------------    -------------
Raw materials                       $ 41,902            $ 37,727
Work-in-process                        8,578               8,621
Finished goods                        79,351              71,284
                                    --------            --------
                                    $129,831            $117,632
                                    --------            --------

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 SEPTEMBER 27, 2002       JUNE 28, 2002
                                                                 ------------------     ----------------
Senior Subordinated Notes issued June 21, 2000 at 12-3/4%
due June 15, 2010. (less unamortized discount of $2,921
and $3,015)                                                      $       272,079        $       271,985
Senior Subordinated Notes issued May 2002 at 12-3/4% due
June 15, 2010 (plus unamortized premium of $570 and $588)                 40,570                 40,588
Senior Debt:
   Revolving line of credit, expiring June, 2006. At
   September 27, 2002, the interest rate ranged from
   4.8125% to 6.75%                                                       35,000                 46,000
   Term notes due June, 2006 and June, 2008, with interest
   rates at September 27, 2002 and June 28, 2002 of
   4.875% and 5.375%                                                     329,120                329,120
Other, primarily foreign term loans, with interest rates
ranging from 4.44% to 5.44% and maturities from 2003 to 2010               5,467                  5,128
                                                                 ---------------        ---------------
                                                                         682,236                692,821
Less: Current maturities                                                  13,533                 13,407
                                                                 ---------------        ---------------
                                                                 $       668,703        $       679,414
                                                                 ===============        ===============

NOTE 5 - CONTINGENCIES

The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

NOTE 6 - SEGMENT INFORMATION

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

Financial information concerning the Company's business segments and the geographic areas in which they operate are as follows:

                                               INDUSTRIAL
                                               PACKAGING,            CONSUMER
                                               PRODUCTS,             PACKAGING
                                               AND MATERIALS         AND PRODUCTS            TOTAL
                                               ------------          ------------          ------------
September 27, 2002
Revenues from external customers               $     85,884          $     54,699          $    140,583
Interest expense                                     12,055                 5,607                17,662
Depreciation and amortization                         5,163                 2,056                 7,219
Segment income from operations                        9,998                10,011                20,009
Expenditures for segment assets                       1,044                 4,826                 5,870
    Segment assets                                  339,695               341,795               681,490
                                               ------------          ------------          ------------
September 28, 2001
Revenues from external customers               $     76,450          $     38,714          $    115,164
Interest expense                                     12,074                 5,711                17,785
Depreciation and amortization                         5,926                 3,121                 9,047
Segment income from operations                        8,551                 7,016                15,567
Expenditures for segment assets                       1,586                 2,967                 4,553
                                               ------------          ------------          ------------
June 28, 2002

                                               INDUSTRIAL
                                               PACKAGING,            CONSUMER
                                               PRODUCTS,             PACKAGING
                                               AND MATERIALS         AND PRODUCTS            TOTAL
                                               ------------          ------------          ------------
Segment assets                                      314,967               372,591               687,558
                                               ------------          ------------          ------------

                                                     SEPTEMBER 27, 2002     SEPTEMBER 28, 2001
                                                     ------------------     ------------------
OPERATING PROFIT OR LOSS
Total operating profit for reportable segments
  before income taxes                                 $        20,009        $        15,567
Corporate and eliminations                                     (4,028)                (3,729)
                                                      ---------------        ---------------
                                                      $        15,981        $        11,838
                                                      ===============        ===============
DEPRECIATION AND AMORTIZATION
Segment totals                                        $         7,219        $         9,047
Corporate                                                         256                    256
                                                      ---------------        ---------------
     Consolidated total                               $         7,475        $         9,303
                                                      ===============        ===============
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments           $         5,870        $         4,553
Other unallocated expenditures                                    163                    170
                                                      ---------------        ---------------
     Consolidated total                               $         6,033        $         4,723
                                                      ===============        ===============

                                                     SEPTEMBER 27, 2002      JUNE 28, 2002
                                                     ------------------     ----------------
ASSETS
Total assets from reportable segments                 $       681,265        $       687,558
Other unallocated amounts                                      26,560                 12,595
                                                      ---------------        ---------------
     Consolidated total                               $       707,825        $       700,153
                                                      ===============        ===============

GEOGRAPHIC INFORMATION

                                                     SEPTEMBER 27, 2002      SEPTEMBER 28, 2001
                                                     ------------------      ------------------
REVENUES

United States                                         $       124,539          $     102,032
International                                                  16,044                 13,132
                                                      ---------------          -------------
   Total                                              $       140,583          $     115,164
                                                      ===============          =============

                                                    SEPTEMBER 27, 2002        JUNE 28, 2002
                                                    ------------------    ------------------
LONG-LIVED ASSETS
United States                                         $       374,530        $       352,365
International                                                  45,900                 41,704
                                                      ---------------        ---------------
   Total                                              $       420,430        $       394,069
                                                      ===============        ===============

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings
                                 (in thousands)
                                   (Unaudited)

                  For the three months ended September 27, 2002

                                                                                                              NON-
                                                TOTAL               ISSUER             GUARANTORS           GUARANTORS
                                            ---------------    ---------------       ---------------     ---------------
Net sales                                   $       140,583    $        39,197       $        85,342     $        16,044
Cost of goods sold                                  110,691             27,435                71,723              11,533
                                            ---------------    ---------------       ---------------     ---------------
Gross profit                                         29,892             11,762                13,619               4,511
Operating expenses:
   Selling, General and administrative               13,911              6,094                 6,377               1,440
                                            ---------------    ---------------       ---------------     ---------------
Operating profit                                     15,981              5,668                 7,242               3,071
Interest expense, net                                17,662             17,665                   (23)                 20
Unrealized loss on derivative contracts               5,344              5,344                  --                  --
Other expense                                           303                 69                  (279)                513
                                            ---------------    ---------------       ---------------     ---------------
Income (loss) before  income taxes                   (7,328)           (17,410)                7,544               2,538
Provision for income taxes                           (2,560)            (6,090)                2,640                 890
                                            ---------------    ---------------       ---------------     ---------------
Net loss                                    $        (4,768)   $       (11,320)      $         4,904     $         1,648
                                            ===============    ===============       ===============     ===============

                       Consolidated Statement of Earnings
                                 (in thousands)
                                   (Unaudited)
                  For the three months ended September 28, 2001


                                                                                             NON-
                                                TOTAL         ISSUER       GUARANTORS     GUARANTORS
                                              ---------      ---------     ----------     ----------
Net sales                                     $ 115,164      $  39,430      $  62,602      $  13,132
Cost of sales                                    88,150         29,901         48,143         10,106
                                              ---------      ---------      ---------      ---------
Gross profit                                     27,014          9,529         14,459          3,026
Operating expenses:
   Selling, General and administrative           15,176         10,067          3,657          1,452
                                              ---------      ---------      ---------      ---------
Operating profit (loss)                          11,838           (538)        10,802          1,574
Interest expense, net                            17,785         17,795            (46)            36
Unrealized loss on derivative contracts           8,314          8,314             --             --
Other expense (income)                              292             53           (139)           378
                                              ---------      ---------      ---------      ---------
Income (loss) before provision for income       (14,553)       (26,700)        10,987          1,160
taxes
Provision (benefit) for income taxes             (5,100)        (8,644)         2,800            744
                                              ---------      ---------      ---------      ---------
Net income(loss)                              $  (9,453)     $ (18,056)     $   8,187      $     416
                                              =========      =========      =========      =========


          Condensed Consolidated Balance Sheet - at September 27, 2002
                                   (Unaudited)


                                                                                                     NON-
                                         TOTAL      ELIMINATIONS      ISSUER       GUARANTORS     GUARANTORS
                                       ---------    ------------     ---------     ----------     ----------
Current assets                         $ 289,900      $      --      $  56,686      $ 180,829      $  52,385
Property, plant and equipment, net       170,072             --         39,461        109,065         21,546
Intangible assets                        213,664             --          8,103        193,563         11,998
Investment in subsidiaries                    --       (505,070)       505,070             --             --
Deferred income taxes                     19,317             --         20,940             --         (1,623)
Deferred financing costs                  13,900             --         13,604             --            296
Other assets                                 972       (345,557)        64,656        269,813         12,060
                                       ---------      ---------      ---------      ---------      ---------
   Total assets                        $ 707,825      $(850,627)     $ 708,520      $ 753,270      $  96,662
                                       =========      =========      =========      =========      =========
Current liabilities                    $ 105,043      $      --      $  43,291      $  47,648      $  14,104
Long-term debt                           668,703             --        664,329             --          4,374
Other long-term liabilities               30,003       (345,557)        89,601        247,059         38,900
                                       ---------      ---------      ---------      ---------      ---------
   Total liabilities                     803,749       (345,557)       797,221        294,707         57,378
                                       ---------      ---------      ---------      ---------      ---------

Additional paid-in capital               170,568       (312,420)       170,548        296,784         15,656
Retained earnings (deficit)              (38,727)      (192,650)       (38,727)       164,864         27,786
Other comprehensive income                (7,243)            --             --         (3,085)        (4,158)
adjustment
Less: Treasury stock                    (220,522)            --       (220,522)            --             --
                                       ---------      ---------      ---------      ---------      ---------
   Total deficit                         (95,924)      (505,070)       (88,701)       458,563         39,284
                                       ---------      ---------      ---------      ---------      ---------
Total liabilities and deficit          $ 707,825      $(850,627)     $ 708,520      $ 753,270      $  96,662
                                       =========      =========      =========      =========      =========


             Condensed Consolidated Balance Sheet - at June 28, 2002


                                                                                                      NON-
                                         TOTAL       ELIMINATIONS      ISSUER      GUARANTORS     GUARANTORS
                                       ---------     ------------    ---------     ----------     ----------
Current assets                         $ 306,084      $      --      $  44,828      $ 209,798      $  51,458
Property, plant and equipment, net       158,118             --         41,704         95,366         21,048
Intangible assets                        204,252             --          7,907        184,093         12,252
Investment in subsidiaries                    --       (498,518)       498,518             --             --
Deferred income taxes                     16,278             --         20,177             --         (3,899)
Deferred financing costs                  14,343             --         14,134             --            209
Other assets                               1,078       (321,468)        74,008        236,444         12,094
                                       ---------      ---------      ---------      ---------      ---------
   Total assets                        $ 700,153      $(819,986)     $ 701,276      $ 725,701      $  93,162
                                       =========      =========      =========      =========      =========
Current liabilities                    $  89,165      $      --      $  29,889      $  42,563      $  16,713
Long-term debt                           679,414             --        675,253             --          4,161
Other long-term liabilities               22,685       (321,468)        80,460        229,752         33,941
                                       ---------      ---------      ---------      ---------      ---------
   Total liabilities                     791,264       (321,468)       785,602        272,315         54,815
                                       ---------      ---------      ---------      ---------      ---------
Additional paid-in capital               170,176       (312,420)       170,156        296,784         15,656
Retained earnings (deficit)              (33,959)      (186,098)       (33,959)       159,960         26,138
Other comprehensive income                (6,805)            --             --         (3,358)        (3,447)
Less: Treasury stock                    (220,523)            --       (220,523)            --             --
                                       ---------      ---------      ---------      ---------      ---------
   Total deficit                         (91,111)      (498,518)       (84,326)       453,386         38,347
                                       ---------      ---------      ---------      ---------      ---------
Total liabilities and deficit          $ 700,153      $(819,986)     $ 701,276      $ 725,701      $  93,162
                                       =========      =========      =========      =========      =========

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                  For the three months ended September 27, 2002

                                                                                                             NON-
                                                              TOTAL          ISSUER       GUARANTORS      GUARANTORS
                                                              -----          ------       ----------      ----------

    Net cash provided by (used in) operating activities      $ 33,251       $ (3,838)      $ 30,122       $  6,967
                                                             --------       --------       --------       --------
    Cash flows from Investing activities:
       Capital expenditures                                    (6,033)           242         (5,122)        (1,153)
       Acquisition costs                                      (16,806)          --          (16,806)          --
       Additions to intangibles                                   (32)           (32)          --             --
       Deposits and other assets                                  104             71              1             32
                                                             --------       --------       --------       --------
         Net cash provided by (used in) provided
         by investing activities                              (22,767)           281        (21,927)        (1,121)
                                                             --------       --------       --------       --------
    Cash flows from financing activities
       Repayment of long term debt                            (10,658)       (10,924)          --              266
       Receipt of additional paid in capital                      392            392           --             --
       Debt financing                                            (189)          --             --             (189)
       Change in intercompany accounts                           --           17,879        (18,038)           159
                                                             --------       --------       --------       --------
          Net cash flows provided by (used in)
          financing activities                                (10,455)         7,347        (18,038)           236
                                                             --------       --------       --------       --------
    Effect of exchange rate changes on cash                      (129)          --             --             (129)
                                                             --------       --------       --------       --------
    Net increase (decrease) in cash                              (100)         3,790         (9,843)         5,953
    Cash, beginning of period                                  28,199          9,035         10,660          8,504
                                                             --------       --------       --------       --------
    Cash, end of period                                      $ 28,099       $ 12,825       $    817       $ 14,457
                                                             ========       ========       ========       ========

                  For the three months ended September 28, 2001

                                                                                                          NON-
                                                              TOTAL          ISSUER       GUARANTORS    GUARANTORS
                                                             --------       --------      ----------    ----------
    Net cash provided by (used in) operating activities      $ 22,353       $   (213)      $ 19,541       $ 3,025
                                                             --------       --------       --------       -------
    Cash flows from Investing activities:
       Capital expenditures                                    (4,723)        (1,647)        (1,658)       (1,418)
       Additions to intangibles                                  (501)          (140)          --            (361)
       Deposits and other assets                                  315         (1,909)         2,751          (527)
                                                             --------       --------       --------       -------
         Net cash provided by (used in) provided
         by investing activities                               (4,909)        (3,696)         1,093        (2,306)
                                                             --------       --------       --------       -------
    Cash flows from financing activities
       Repayment of long term debt                            (37,585)       (37,860)          --             275
       Payment for treasury stock                                 (60)           (60)          --            --
       Change in intercompany accounts                           --           20,117        (20,117)         --
                                                             --------       --------       --------       -------
          Net cash flows provided by (used in)
          financing activities                                (37,645)       (17,803)       (20,117)          275
                                                             --------       --------       --------       -------
    Effect of exchange rate changes on cash                        24           --             --              24
                                                             --------       --------       --------       -------
    Net increase (decrease) in cash                           (20,177)       (21,712)           517         1,018
    Cash, beginning of period                                  44,645         32,890          5,321         6,434
                                                             --------       --------       --------       -------
    Cash, end of period                                      $ 24,468       $ 11,178       $  5,838       $ 7,452
                                                             ========       ========       ========       =======

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)





NOTE 8 - ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" on July 10, 2002, for approximately $16,806, including acquisition costs, in cash. The allocation of the purchase is as follows:

Assets:

    Accounts receivable               $ 2,640
    Inventory                           3,159
    Prepaid expenses                      334
    Deferred Taxes                      2,280
    Fixed Assets                       12,487
    Goodwill                            9,582
                                      -------
          Total Assets                 30,482
                                      -------
    Accounts payable and accrued
    liabilities                         7,676
    Integration reserve                 6,000
                                      -------
          Net Investment              $16,806
                                      =======



The Company utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of ELM. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the unaudited September 27, 2002 consolidated balance sheet after a more extensive review of fair values of the assets and liabilities is completed.

In connection with the acquisition, a reserve of $6,000 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through September 27, 2002.

                                                                  BALANCE      COSTS CHARGED TO    BALANCE
                                                                  JULY 2002    RESERVE             SEPTEMBER 27, 2002
Manufacturing Reconfiguration                                     $  2,500     $ 103                $ 2,397
Reduction in personnel and related costs                             1,000       227                    773
Legal, environmental and other                                       2,500       26                   2,474
                                                                  ----------   -----------         -----------
                                                                  $  6,000     $ 356                $ 5,644
                                                                  ==========   ===========         ===========

The remaining costs are expected to be paid over the next six to nine months.

The proforma results of operations for the quarter ended September 28, 2001, assuming ELM was acquired on June 30, 2001, would not be materially different from the historical presentation.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through September 27, 2002 is as follows:

                                                       BALANCE         COSTS  CHARGED         BALANCE
                                                     OCTOBER 2001        TO  RESERVE       SEPTEMBER 27, 2002
                                                     ------------      ---------------   ------------------
    Cost to close duplicate facilities                  $ 3,500            $2,245            $1,255
    Reduction in personnel and related costs              2,100               864             1,236
    Legal and environmental                               1,275                53             1,222
    Manufacturing reconfiguration                         1,455               199             1,256
    Other                                                 1,670             1,164               506
                                                        -------            ------            ------
                                                        $10,000            $4,525            $5,475
                                                        =======            ======            ======

The remaining personnel related costs will be paid over the next four-six months, lease payments on duplicate warehouse facilities will extend over the next two years and the manufacturing reconfiguration is expected to be completed during the next year.

The following table represents the unaudited proforma results of operations as though the acquisition of Swan occurred on July 1, 2001. Since Swan was purchased subsequent to July 1, 2001, no amortization of goodwill has been reflected in accordance with SFAS 142.

                                                QUARTER  ENDED
                                               SEPTEMBER 28, 2001
                                               ------------------

                 Net sales                        $  125,276
                 Income from operations               11,155
                 Loss before income taxes            (15,236)
                                                  ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2003 COMPARED WITH THE FIRST QUARTER OF FISCAL 2002

Net Sales increased by $25.4 million or 22.1% to $140.6 million for the three months ended September 27, 2002 from $115.2 million for the three months ended September 28, 2001. The increase in sales is largely attributable to the inclusion of Swan Hose which was acquired in October 2001 and Elm Packaging which was acquired in July 2002. Swan and Elm combined accounted for approximately $21.7 million of net sales in the current period.

Net Sales for our Industrial Segment increased 8.1% to $85.9 million in the current period from $76.5 million in the prior period. This increase was primarily due to our Elm acquisition. Net Sales for our Consumer Segment increased 41.3% to $54.7 million in the current period from $38.7 million in the prior period primarily due to our Swan acquisition.

Cost of Sales increased to $110.7 million for the three months ended September 27, 2002 from $88.2 million for the three months ended September 28, 2001. Expressed as a percentage of net sales, cost of sales increased to 78.7% for the three months ended September 27, 2002 from 76.5% for the three months ended September 28, 2001 primarily due to the inclusion of lower margin business from Elm Packaging. Higher raw material cost also contributed to the increase in cost of sales.

Gross Profit, as a result, increased to $29.9 million for the three months ended September 27, 2002 from $27.0 million for the three months ending September 28, 2001. Expressed as a percentage of net sales, gross profit declined to 21.3% in the current year from 23.5% in the previous year.

Selling, general and administrative expense declined to $13.9 million in the three months ended September 27, 2002 compared to $15.2 million in the three months ended September 28, 2001. Higher selling, general and administrative expenses associated with our Swan and Elm acquisitions were more than offset by a $3.9 million reduction in amortization expense associated with goodwill due to a mandated change in accounting policy. The ratio of selling, general and administrative expense to net sales decreased to 9.9% for the three months ending September 27, 2002 from 13.2% in the comparable period of last year.

Operating profit, as a result of the foregoing, increased to $16.0 million or 11.4% of net sales for the three months ended September 27, 2002 from $11.8 million or 10.3% of net sales for the three months ended September 28, 2001.

Operating Profit for our Industrial Segment increased to $10.0 million in the current period from $8.6 million in the prior period. Measured as a percentage of net sales, operating profit increased to 11.6% in the current period from 11.2% in the prior period. Operating Profit for our Consumer Segment increased $10.0 million in the current period from $7.0 million in the prior period due to our Swan acquisition. Measured as a percent of net sales, operating profit for our Consumer Segment increased to 18.3% in the current period from 18.1% in the prior period.

Interest expense decreased to $17.7 million or 12.6% of net sales in the three months ended September 27, 2002 from $17.8 million or 15.4% of net sales in the three months ended September 28, 2001. The decrease as a percent of sales is due to increased sales.

Loss before income taxes, as a result, was a loss of ($7.3) million for the three months ended September 27, 2002 compared to a loss of ($14.6) million for the three months ended September 28, 2001.

Benefit for income taxes was a credit of ($2.6) million for the three months ended September 27, 2002, compared to a credit of ($5.1) million for the three months ended September 28, 2001. The Company's effective tax rate was 34.9% for the three months ended September 27, 2002 compared to 35.0% for the three months ending September 28, 2001.

Net loss, as a result, was a loss of ($4.8) million for the three months ended September 27, 2002 compared with a loss of ($9.5) million for the three months ended September 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended September 27, 2002 was $33.3 million compared with $22.3 million in the same period of the prior year. The $10.9 million increase was due primarily to the increase in the normal seasonal reduction of accounts receivable related to our Swan Hose acquisition.

Working capital on September 27, 2002 was $184.9 million compared to $216.9 million on June 28, 2002. The decrease was due primarily to cash expended to acquire Elm at $16.8 million, the acquisition of fixed assets of $6.0 million and the reduction of borrowings under our revolving line of credit at $11.0 million.

As of September 27, 2002, the Company had an outstanding balance of $35 million under the $100.0 million revolving credit line. This represents a reduction of $11.0 million from the $46.0 million outstanding balance as of June 28, 2002.

The Company's capital expenditures for the three months ended September 27, 2002 and September 28, 2001 were $6.0 million and $4.7 million respectively.

The Company continues to expect that its principal uses of cash for the next several years will be acquisitions, debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds available in the Company's credit facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and acquisitions which management believes will provide an attractive return on investment. However, the probability exists that the Company may need additional financing to take advantage of all the acquisition opportunities that might arise. There can be no assurance that such financing will be available in the amounts and terms acceptable to the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At September 27, 2002, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $363.7 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $1.7 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or [to our knowledge,] in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Item 3.  Defaults Upon Senior Securities None

Item 4.  Submission of Matters to a Vote of Securities holders Not applicable

Item 5.  Subsequent Events

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Reports on Form 8-K

         None

                                  CERTIFICATION

I, Dr. F. Patrick Smith, Chairman of the Board and Chief Executive Officer of Tekni-Plex, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tekni-Plex, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12,2002


                                By:   /s/ Dr. F. Patrick Smith
                                      ----------------------------
                                      Dr. F. Patrick Smith
                                      Chairman and Chief Executive Officer

                                  CERTIFICATION

I, James E. Condon, Chief Financial Officer of Tekni-Plex, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Tekni-Plex, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12,2002


                                                 By: /s/ James E. Condon
                                                     ---------------------------
                                                     James E. Condon
                                                     Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Tekni-Plex, Inc. (the "Company") on Form 10-Q for the period ending September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr. F. Patrick Smith, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Dr. F. Patrick Smith
------------------------------------
Dr. F. Patrick Smith
Chairman and Chief Executive Officer
November     , 2002





                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Tekni-Plex, Inc. (the "Company") on Form 10-Q for the period ending September 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James E. Condon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ James E. Condon
-------------------------------
James E. Condon
Chief Financial Officer
November    , 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TEKNI-PLEX, INC.

                                    November 12, 2002

                                    By:   /s/ F. Patrick Smith
                                         ---------------------------------------
                                         F. Patrick Smith
                                         Chairman of the Board and
                                         Chief Executive Officer

                                    By:   /s/ Kenneth W.R. Baker
                                         ---------------------------------------
                                         Kenneth W. R. Baker
                                         President and Chief Operating Officer

                                    By:  /s/ James E.Condon
                                         ---------------------------------------
                                         James E.Condon
                                         Vice President and Chief Financial
                                         Officer