Form 10-Q
period 2002-12-27
TEKNI PLEX INC
filed 2003-02-10
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 27, 2002

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---

         For the transition period from                  to
                                        ----------------    ----------------

                        Commission file number 333-28157


                                TEKNI-PLEX, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                     22-3286312
---------------------------------           ------------------------------------
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)



260 N. Denton Tap Road, Suite 150                         (972) 304-5077
Coppell, TX 75019                                -------------------------------
---------------------------------------          (Registrant's telephone number)
(Address of principal executive office)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/  No /  /

                                TEKNI-PLEX, INC.

                                                                                          Page #
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 27, 2002
           and June 28, 2002                                                                3

         Consolidated Statements of Operations for the six months and three months
           ended December 27, 2002 and December 28, 2001                                    4

         Consolidated Statements of Other Comprehensive Income for the six months
           and three months ended December 27, 2002 and December 28, 2001                   4

         Consolidated Statements of Cash Flows for the six months
           ended December 27, 2002 and December 28, 2001                                    5

         Notes to Consolidated Financial Statements                                         6-18

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                    19-21

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK                  21


PART II. OTHER INFORMATION

      Item 1.     Legal proceedings                                                         22

      Item 2.     Changes in securities                                                     22

      Item 3.     Defaults upon senior securities                                           22

      Item 4.     Submission of matters to a vote of securities holders                     22

      Item 5.     Other information                                                         22

      Item 6.     Exhibits and reports on Form 8-K                                          22

      Item 7.     Certifications                                                            23-26

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            DECEMBER 27, 2002      June 28, 2002
                                                                              (UNAUDITED)
                                                                              -----------             ---------
ASSETS
CURRENT:
   Cash                                                                       $   16,208            $   28,199
   Accounts receivable, net of allowance for doubtful
   accounts of $2,903 and $1,671 respectively                                    102,285               147,198
   Inventories                                                                   157,857               117,632
   Deferred income taxes                                                           7,472                 7,472
   Prepaid and other current assets                                                9,336                 5,583
                                                                              ----------            ----------
         TOTAL CURRENT ASSETS                                                    293,158               306,084

PROPERTY, PLANT AND EQUIPMENT, NET                                               172,208               158,118
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $78,852 AND $78,399 RESPECTIVELY                                           215,214               204,252
DEFERRED CHARGES, NET OF ACCUMULATED
   AMORTIZATION OF $6,271 AND $5,030 RESPECTIVELY                                 13,102                14,343
DEFERRED INCOME TAXES                                                             20,687                16,278
OTHER ASSETS                                                                         982                 1,078
                                                                              ----------            ----------
                                                                              $  715,351            $  700,153
                                                                              ==========            ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                          $   13,269            $   13,407
   Accounts payable - trade                                                       24,887                32,643
   Accrued payroll and benefits                                                    6,997                 8,965
   Accrued interest                                                                6,490                 4,789
   Accrued liabilities - other                                                    34,430                28,846
   Income taxes payable                                                            1,648                   515
                                                                              ----------            ----------
         TOTAL CURRENT LIABILITIES                                                87,721                89,165

LONG-TERM DEBT                                                                   694,030               679,414
OTHER LIABILITIES                                                                 26,737                22,685
                                                                              ----------            ----------
         TOTAL LIABILITIES                                                       808,488               791,264
                                                                              ==========            ==========
STOCKHOLDERS' DEFICIT:
   Common stock                                                                       --                    --
   Additional paid-in capital                                                    170,568               170,176
   Accumulated other comprehensive Loss                                          (5,985)               (6,805)
   Accumulated deficit                                                          (37,198)              (33,959)
   Less: Treasury stock                                                        (220,522)             (220,523)
                                                                              ----------            ----------
         TOTAL STOCKHOLDERS' DEFICIT                                            (93,137)              (91,111)
                                                                              ----------            ----------
                                                                              $  715,351            $  700,153
                                                                              ==========            ==========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three months ended              Six months ended
                                                    DECEMBER 27,    December 28,    DECEMBER 27,    December 28,
                                                        2002            2001            2002            2001
NET SALES                                            $ 118,584       $ 113,740       $ 259,167       $ 228,904
COST OF SALES                                           87,214          86,056         197,905         174,206
                                                     ---------       ---------       ---------       ---------
GROSS PROFIT                                            31,370          27,684          61,262          54,698
OPERATING EXPENSES:

   Selling, general and administrative                  14,573          16,609          28,484          31,785
                                                     ---------       ---------       ---------       ---------
OPERATING PROFIT                                        16,797          11,075          32,778          22,913
OTHER EXPENSES:

   Interest expense                                     17,587          16,590          35,249          34,375
   Unrealized (gain) loss on derivative
   contracts                                            (3,208)         (5,724)          2,136           2,590
   Other expenses                                           79              42             382             334
                                                     ---------       ---------       ---------       ---------
INCOME (LOSS) BEFORE INCOME TAXES                        2,339             167          (4,989)        (14,386)

PROVISION (benefit) FOR INCOME TAXES                       810             100          (1,750)         (5,000)
                                                     ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                    $   1,529       $      67       $  (3,239)      $  (9,386)
                                                     =========       =========       =========       =========

                             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)                                    $   1,529       $      67       $  (3,239)      $  (9,386)

COMPREHENSIVE INCOME (LOSS), NET OF TAXES

   Foreign currency translation adjustment
                                                         1,112            (993)            820            (292)
                                                     ---------       ---------       ---------       ---------
COMPREHENSIVE INCOME (LOSS)                          $   2,641       $    (926)      $  (2,419)      $  (9,678)
                                                     =========       =========       =========       =========


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                             Six months ended
                                                                    DECEMBER 27 2002   December 28 2001
                                                                    ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $ (3,239)          $ (9,386)
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                       13,851             19,054
      Unrealized loss on derivative contracts                              2,136             2,590
      Deferred income taxes                                                  156             (4,591)
   Changes in operating assets and liabilities:
      Accounts receivable                                                 48,722             28,449
      Inventories                                                        (40,441)           (16,021)
      Prepaid expenses and other current assets                           (3,366)            (1,749)
      Income taxes                                                         1,133             (2,369)
      Accounts payable                                                   (15,643)            (9,552)
      Accrued interest                                                     1,702              3,277
      Accrued expenses and other liabilities                                (905)            (5,386)
                                                                        --------           --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            4,106              4,316
                                                                        --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                               (13,609)            (9,142)
      Acquisition costs                                                  (16,806)           (65,757)
      Additions to intangibles                                              (503)              (222)
      Deposits and other assets                                               98                894
                                                                        --------           --------
           NET CASH USED IN INVESTING ACTIVITIES                         (30,820)           (74,227)
                                                                        --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Borrowings (repayments) of long-term debt                           14,370             (8,813)
      Payment for treasury stock                                            --                  (60)
      Receipt of additional paid-in capital                                  392             50,000
                                                                        --------           --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                           14,762             41,127
                                                                        --------           --------
      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (39)               (39)
                                                                        --------           --------
NET DECREASE IN CASH                                                     (11,991)           (28,823)
CASH, BEGINNING OF PERIOD                                                 28,199             44,645
                                                                        --------           --------
CASH, END OF PERIOD                                                     $ 16,208           $ 15,822
                                                                        ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
        Interest                                                        $ 32,513           $ 31,207
        Income taxes                                                       2,325              1,543


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ( in thousands)


NOTE 1 - GENERAL

Tekni-Plex and Subsidiaries (''Tekni-Plex'' or the ''Company'') is a global, diversified manufacturer of packaging, products, and materials primarily for the healthcare, food and consumer industries. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under two business groups: Industrial Packaging, Products, and Materials and Consumer Packaging and Products.

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

            The Company's previous business combinations were accounted for using the purchase method. As of December 27, 2002, the net carrying amount of goodwill is $211,268 and other intangible assets are $3,946. The Company has completed its transitional analysis of goodwill and has determined no adjustments are necessary.

If SFAS 142 had been adopted June 30, 2001, the Company's net loss for the six months ended December 28, 2001 wild have been reduced because of lower amounts of amortization as follows:

                                    Three Months Ended     Six Months Ended

Net (loss), as reported            $  (4,693)              $  (9,386)
Add amortization, net of tax           3,458                   6,915
                                   ----------              -----------
Adjusted net (loss)                $  (1,235)              $  (2,471)
                                   ----------              -----------




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

      c) In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs. SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

NOTE 3 - INVENTORIES

Inventories as of December 27, 2002 and June 28, 2002 are summarized as follows:

                                DECEMBER 27, 2002            June 28, 2002
                                -----------------            -------------
Raw materials                       $  46,237                  $  37,727
Work-in-process                         9,942                      8,621
Finished goods                        101,678                     71,284
                                    ---------                  ---------
                                    $ 157,857                  $ 117,632
                                    =========                  =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                              DECEMBER 27, 2002         June 28, 2002
                                                              -----------------         -------------
Senior Subordinated Notes issued June 21, 2000 at
12-3/4% due June 15, 2010. (Less unamortized
discount of $2,827 and $3,015)                                     $272,174                $271,985

Senior Subordinated Notes issued May 2002 at
12-3/4% due June 15, 2010 (plus unamortized premium
at $550 and $588)                                                    40,550                  40,588

Senior Debt:

   Revolving line of credit, expiring June, 2006.
   At December 27, 2002, the interest rates ranged
   from 4.44 % to 6.25%.                                             63,000                  46,000

   Term notes due June, 2006 and June, 2008, with
   interest rates at December 27, 2002 of 4.38% and
   4.88%.                                                           326,010                 329,120

Other, primarily international term loans, with
interest rates ranging from 4.44% to 5.44% and
maturities ranging from 2003 to 2010                                  5,565                   5,128
                                                                   --------                --------
                                                                    707,299                 692,821

Less: Current maturities                                             13,269                  13,407
                                                                   --------                --------
                                                                   $694,030                $679,414
                                                                   --------                --------

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

Financial information concerning the Company's business segments and the geographic areas in which they operate are as follows:

                                        Industrial
                                        Packaging,           Consumer
                                         Products,          Packaging
                                      and Materials        and Products             TOTAL
                                      -------------        ------------             -----
Three months ended
December 27,2002
Revenues from external
    Customers                             $ 83,230           $ 35,354             $118,584
Interest expense                            12,056              5,531               17,587
Depreciation and
    Amortization                             3,988              2,132                6,120
Income from operations                      14,896              6,666               21,562
Expenditures for segment
    Assets                                   3,784              3,566                7,350
                                          --------           --------             --------
Three months ended
December 28,2001
Revenues from external
    Customers                             $ 77,283           $ 36,457             $113,740
Interest expense                            11,321              5,269               16,590
Depreciation and
    Amortization                             6,142              3,353                9,495
Income from operations                      11,372              3,550               14,922
Expenditures for segment
    Assets                                   2,942              1,049                3,991
                                          --------           --------             --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                            Industrial
                            Packaging,     Consumer
                             Products,    Packaging
                          and Materials  and Products   TOTAL
                          -------------  ------------   -----
Six months ended
December 27, 2002

Revenues from external
       Customers             $169,114     $ 90,053     $259,167
Interest expense               24,111       11,138       35,249
Depreciation and
       Amortization             9,151        4,188       13,339
Income from operations         24,894       16,677       41,571
Expenditures for segment
       Assets                   4,828        8,392       13,220
                                -----        -----        -----
Six months ended
December 28, 2001

Revenues from external
       Customers             $153,733     $ 75,171     $228,904
Interest expense               23,441       10,934       34,375
Depreciation and
       Amortization            12,068        6,474       18,542
Income from operations         19,923       10,566       30,489
Expenditures for segment
       Assets                   4,528        4,323        8,851
                                -----        -----        -----

                                              Three months ended          Six months ended
                                          DECEMBER 27, December 28,   DECEMBER 27    December 28
                                            2002          2001          2002            2001
                                            ----          ----          ----            ----
PROFIT OR LOSS

Total operating profit for reportable
         segments before income taxes     $ 21,562      $ 14,922      $ 41,571      $ 30,489
Corporate and eliminations                  (4,765)       (3,847)       (8,793)       (7,576)
                                          --------      --------      --------      --------
                                          $ 16,797      $ 11,075      $ 32,778      $ 22,913
                                          ========      ========      ========      ========
DEPRECIATION AND AMORTIZATION

Segment totals                            $  6,120      $  9,495      $ 13,339      $ 18,542
Corporate                                      256           256           512           512
                                          --------      --------      --------      --------
         Consolidated total               $  6,376      $  9,751      $ 13,851      $ 19,054
                                          ========      ========      ========      ========

EXPENDITURES FOR SEGMENT ASSETS

Total reportable-segment expenditures     $  7,350      $  3,991      $ 13,220      $  8,851
Other unallocated expenditures                 226           121           389           291
                                          --------      --------      --------      --------
         Consolidated total               $  7,576      $  4,112      $ 13,609      $  9,142
                                          ========      ========      ========      ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


SEGMENT ASSETS

                                 Industrial
                                  Packaging,      Consumer
                                   Products,      Packaging
                                and Materials     and Products       TOTAL
                                -------------     ------------       -----
December 27, 2002                  332,957          357,735          690,692
June 28, 2002                      314,967          372,591          687,558
     --- ----                      -------          -------          -------

                                                    DECEMBER 27, 2002       June 28, 2002
                                                    -----------------       -------------
TOTAL ASSETS
Total assets from reportable segments                   $ 690,692              $ 687,558
Other unallocated amounts                                  24,659                 12,595
                                                        ---------              ---------
         Consolidated total                             $ 715,351              $ 700,153
                                                        =========              =========

GEOGRAPHIC INFORMATION

                      Three months ended                  Six months ended
                      ------------------                  ----------------
                 DECEMBER 27,    December 28,      DECEMBER 27,  December 28,
                    2002           2001             2002           2001
                    ----           ----             ----           ----
REVENUES
United States     $103,615       $101,649       $  228,154       $203,681
International       14,969         12,091           31,013         25,223
                  --------       --------       ----------       --------
   Total          $118,584       $113,740       $  259,167       $228,904
                  ========       ========       ==========       ========



                                     DECEMBER 27, 2002         June 28, 2002
                                     -----------------         -------------
LONG-LIVED ASSETS
United States                              $ 377,260             $ 352,365
International                                 44,933                41,704
                                           ---------             ---------
   Total                                   $ 422,193             $ 394,069
                                           =========             =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings

                  For the three months ended December 27, 2002

                                                                                        Non-
                                                 TOTAL       Issuer    Guarantors  Guarantors
                                                 -----       ------    ----------  ----------
Net sales                                      $ 118,584   $ 35,163   $ 68,452     $ 14,969
Cost of sales                                     87,214     24,864     51,044       11,306
                                               ---------   --------   --------     --------
Gross profit                                      31,370     10,299     17,408        3,663
Operating expenses:
   Selling, General and administrative            14,573      6,634      6,256        1,683
                                               ---------   --------   --------     --------
Operating profit                                  16,797      3,665     11,152        1,980
Interest expense                                  17,587     17,568        (20)          39
Unrealized gain on derivative contracts           (3,208)    (3,208)        --           --
Other expense (income)                                79        (93)      (321)         493
                                               ---------   --------   --------     --------
Income (loss) before income taxes                  2,339    (10,602)     11,493       1,448
Provision (benefit) for income taxes                 810     (3,768)      4,020         558
                                               ---------   --------   ---------    ---------
Net income (loss)                              $   1,529   $ (6,834)  $   7,473    $    890
                                               =========   ========   =========    =========



                   For the six months ended December 27, 2002

                                                                                             Non-
                                              TOTAL         Issuer        Guarantors      Guarantors
                                              -----         ------        ----------      ----------
Net sales                                   $ 259,167      $  74,360      $ 153,794      $  31,013
Cost of sales                                 197,905         52,299        122,767         22,839
                                            ---------      ---------      ---------      ---------
Gross profit                                   61,262         22,061         31,027          8,174
Operating expenses:
   Selling, General and administrative         28,484         12,728         12,633          3,123
                                            ---------      ---------      ---------      ---------
Operating profit                               32,778          9,333         18,394          5,051
Interest expense                               35,249         35,233            (43)            59
Unrealized loss on derivative contracts         2,136          2,136             --             --
Other expense (income)                            382            (24)          (600)         1,006
                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes              (4,989)       (28,012)        19,037          3,986

Provision (benefit) for income taxes           (1,750)        (9,858)         6,660          1,448
                                            ---------      ---------      ---------      ---------
Net income (loss)                           $  (3,239)     $ (18,154)     $  12,377      $   2,538
                                            =========      =========      =========      =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings


                  For the three months ended December 28, 2001

                                                                                            Non-
                                              TOTAL          Issuer       Guarantors    Guarantors
Net sales                                   $ 113,740      $  41,876      $  59,773      $  12,091
Cost of sales                                  86,056         30,186         46,854          9,016
                                            ---------      ---------      ---------      ---------
Gross profit                                   27,684         11,690         12,919          3,075
Operating expenses:
   Selling, General and administrative         16,609          8,816          6,220          1,573
                                            ---------      ---------      ---------      ---------
Operating profit                               11,075          2,874          6,699          1,502
Interest expense                               16,590         16,559            (30)            61
Unrealized gain on derivative contracts        (5,724)        (5,724)            --             --
Other expense (income)                             42           (543)          (125)           710
                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes                 167         (7,418)         6,854            731
Provision (benefit) for income taxes              100         (3,266)         3,450            (84)
                                            ---------      ---------      ---------      ---------
Net income (loss)                           $      67      $  (4,152)     $   3,404      $     815
                                            =========      =========      =========      =========


                   For the six months ended December 28, 2001

                                                                                            Non-
                                              TOTAL          Issuer       Guarantors    Guarantors
                                              -----          ------       ----------    ----------
Net sales                                   $ 228,904      $  81,306      $ 122,375      $  25,223
Cost of sales                                 174,206         60,087         94,997         19,122
                                            ---------      ---------      ---------      ---------
Gross profit                                   54,698         21,219         27,378          6,101
Operating expenses:
   Selling, General and administrative         31,785         18,883          9,877          3,025
                                            ---------      ---------      ---------      ---------
Operating profit                               22,913          2,336         17,501          3,076
Interest expense                               34,375         34,354            (76)            97
Unrealized loss on derivative contracts         2,590          2,590             --             --
Other expense (income)                            334           (490)          (264)         1,088
                                            ---------      ---------      ---------      ---------
Income (loss) before income taxes             (14,386)       (34,118)        17,841          1,891

Provision (benefit) for income taxes           (5,000)       (11,910)         6,250            660
                                            ---------      ---------      ---------      ---------
Net income (loss)                           $  (9,386)     $ (22,208)     $  11,591      $   1,231
                                            =========      =========      =========      =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheet - at December 27, 2002

                                                                                                       Non-
                                         TOTAL      Eliminations       Issuer      Guarantors       Guarantors
                                         -----      ------------       ------      ----------       ----------
Current assets                         $ 293,158      $      --      $  40,002      $ 201,858      $  51,298
Property, plant and equipment, net       172,208             --         39,535        110,392         22,281
Intangible assets, net                   215,214             --          8,329        194,782         12,103
Investment in subsidiaries                    --       (513,433)       513,433             --             --
Deferred income taxes                     20,687             --         21,940            470         (1,723)
Deferred charges, net                     13,102             --         12,986            (86)           202
Other assets                                 982       (345,557)        79,804        254,665         12,070
                                       ---------      ---------      ---------      ---------      ---------
   Total assets                        $ 715,351      $(858,990)     $ 716,029      $ 762,081      $  96,231
                                       =========      =========      =========      =========      =========

Current liabilities                    $  87,721      $      --      $  30,281      $  42,592      $  14,848
Long-term debt                           694,030             --        689,294             --          4,736
Other liabilities                         26,737       (345,557)        84,996        247,290         40,008
                                       ---------      ---------      ---------      ---------      ---------
   Total liabilities                     808,488       (345,557)       804,571        289,882         59,592
                                       ---------      ---------      ---------      ---------      ---------

Additional paid-in capital               170,568       (312,420)       170,549        296,783         15,656
Retained earnings,accumulated
(deficit)                                (37,198)      (201,013)       (38,569)       178,501         23,883
Accumulated other  comprehensive
Loss                                      (5,985)            --             --        (3,085)        (2,900)
Less: Treasury stock                    (220,522)            --       (220,522)           --             --
                                       ---------      ---------      ---------      ---------      ---------
   Total stockholders' deficit           (93,137)      (513,433)       (88,542)       472,199         36,639
                                       ---------      ---------      ---------      ---------      ---------

Total liabilities and deficit          $ 715,351      $(858,990)     $ 716,029      $ 762,081      $  96,231
                                       =========      =========      =========      =========      =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

       NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS Condensed Consolidated Balance Sheet - at June 28, 2002

                                                                                                              Non-
                                                 Total       Eliminations     Issuer       Guarantors       Guarantors
                                                 -----       ------------     ------       ----------       ----------
Current assets                                 $ 306,084      $      --        $  44,828      $ 209,798      $  51,458
Property, plant and equipment, net               158,118             --           41,704         95,366         21,048
Intangible assets, net                           204,252             --            7,907        184,093         12,252
Investment in subsidiaries                            --       (498,518)         498,518             --             --
Deferred charges, net                             14,343             --           14,134             --            209
Deferred taxes                                    16,278             --           20,177             --         (3,899)
Other income assets                                1,078       (321,468)          74,008        236,444         12,094
                                               ---------      ---------      -----------      ---------      ---------
   Total assets                                $ 700,153      $(819,986)     $   701,276      $ 725,701      $  93,162
                                               =========      =========      ===========      =========      =========

Current liabilities                            $  89,165      $      --      $    29,889      $  42,563      $  16,713
Long-term debt                                   679,414             --          675,253             --          4,161
Other liabilities                                 22,685       (321,468)          80,460        229,752         33,941
                                               ---------      ---------      -----------      ---------      ---------
   Total liabilities                             791,264       (321,468)         785,602        272,315         54,815
                                               ---------      ---------      -----------      ---------      ---------

Additional paid-in capital                       170,176       (312,420)         170,156        296,784         15,656
Retained earnings, Accumulated (deficit)         (33,959)      (186,098)         (33,959)       159,960         26,138
Accumulated other comprehensive income            (6,805)            --               --         (3,358)        (3,447)
Treasury stock                                  (220,523)            --         (220,523)            --             --
                                               ---------      ---------      -----------      ---------      ---------
   Total deficit                                 (91,111)      (498,518)         (84,326)       453,386         38,347
                                               ---------      ---------      -----------      ---------      ---------
Total liabilities and deficit                  $ 700,153      $(819,986)     $   701,276      $ 725,701      $  93,162
                                               =========      =========      ===========      =========      =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                        Condensed Consolidated Cash Flows

                   For the six months ended December 27, 2002

                                                                                                  Non-
                                                                    TOTAL            Issuer       Guarantors     Guarantors
                                                                    -----            ------       ----------     ----------
Net cash provided by (used in) operating activities
                                                                    $  4,106        $ (7,765)     $ 10,272      $  1,599
                                                                    --------        --------      --------      --------
Cash flows from investing activities:

   Capital expenditures                                              (13,609)         (1,873)       (9,161)       (2,575)
   Acquisition costs                                                 (16,806)             --       (16,806)           --
   Additions to intangibles                                             (503)           (267)           --          (236)
   Deposits and other assets                                              98              74            --            24
                                                                    --------        --------      --------      --------
     Net cash used in investing activities                           (30,820)         (2,066)      (25,967)       (2,787)
                                                                    --------        --------      --------      --------

Cash flows from financing activities
   Repayment of long term debt                                        14,370          13,933            --           437
   Receipt of additional paid-in capital                                 392             392            --            --
   Change in intercompany accounts                                        --          (5,011)        3,625         1,386
                                                                    --------        --------      --------      --------
      Net cash flows provided by financing activities
                                                                      14,762           9,314         3,625         1,823
                                                                    --------        --------      --------      --------

Effect of exchange rate changes on cash                                  (39)             --            --           (39)
                                                                    --------        --------      --------      --------

Net increase (decrease) in cash                                      (11,991)           (517)      (12,070)          596
Cash, beginning of period                                             28,199           9,035        10,660         8,504
                                                                    --------        --------      --------      --------
Cash, end of period                                                 $ 16,208        $  8,518      $ (1,410)     $  9,100
                                                                    ========        ========      ========      ========

                   For the six months ended December 28, 2001

                                                                                                                 Non-
                                                                      TOTAL         Issuer         Guarantors   Guarantors
                                                                      -----         ------         ----------   ----------
Net cash provided by (used in) operating activities
                                                                    $   4,316      $(105,959)     $ 106,824      $   3,451
                                                                    ---------      ---------      ---------      ---------
Cash flows from Investing activities:

   Capital expenditures                                                (9,142)        (3,103)        (3,941)        (2,098)
   Acquisition costs                                                  (65,757)            --        (65,757)            --
   Additions to intangibles                                              (222)          (140)            --            (82)
   Deposits and other assets                                              894         (1,909)         3,331           (528)
                                                                    ---------      ---------      ---------      ---------
     Net cash used in investing activities                            (74,227)        (5,152)       (66,367)        (2,708)
                                                                    ---------      ---------      ---------      ---------

Cash flows from financing activities
   Repayment of long term debt                                         (8,813)        (8,863)            --             50
   Receipt of additional paid in capital                               50,000         50,000             --             --
   Payment for treasury stock                                             (60)           (60)            --             --
   Change in intercompany accounts                                         --         48,322        (48,586)           264
                                                                    ---------      ---------      ---------      ---------
      Net cash flows provided by (used in) financing activities
                                                                       41,127         89,399        (48,586)           314
                                                                    ---------      ---------      ---------      ---------

Effect of exchange rate changes on cash                                   (39)            --            --             (39)
                                                                    ---------      ---------      ---------      ---------

Net increase (decrease) in cash                                       (28,823)       (21,712)        (8,129)         1,018
Cash, beginning of period                                              44,645         32,890          5,321          6,434
                                                                    ---------      ---------      ---------      ---------
Cash, end of period                                                 $  15,822      $  11,178      $  (2,808)     $   7,452
                                                                    =========      =========      =========      =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 7- ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" on July 10, 2002, for approximately $16,806, including acquisition costs, in cash. The allocation of the purchase is as follows:

Assets:

              Accounts receivable                $ 3,449
              Inventories                          1,829
              Prepaid expenses                       334
              Deferred Taxes                       2,280
              Property, Plant and Equipment       12,487
              Intangibles, including goodwill     10,912
                                                 -------
                    Total Assets                  31,291
                                                 -------
              Accounts payable and
               accrued liabilities                 8,485
              Integration reserve                  6,000
                                                 -------
                    Net Investment               $16,806
                                                 =======

The Company has utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of ELM. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the December 27, 2002 consolidated balance sheet after a more extensive review of fair values of the assets and liabilities is completed.

In connection with the acquisition, a reserve of $6,000 has been established for the costs to integrate ELM's operations with the Company. The reserve is included in accrued expenses. The components of the integration reserve and activity through December 27, 2002, is as follows:

                             BALANCE       COSTS CHARGED         BALANCE
                         JULY 10, 2002     TO RESERVE         DECEMBER 27, 2002
Manufacturing
Reconfiguration            $2,500          $  873            $1,627
Reduction in personnel
and related costs           1,000             528               472
Legal, environmental
and other                   2,500             122             2,378
                           ------          ------            ------
                           $6,000          $1,523            $4,477
                           ======          ======            ======


The remaining costs are expected to be paid over the next six to nine months.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

The proforma results of operations for the quarter and six months ended December 28, 2001, assuming ELM was acquired on June 30, 2001, would not be materially different from the historical presentation.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through December 27, 2002 is as follows:

                                            BALANCE     COSTS CHARGED      BALANCE
                                          OCTOBER 2001   TO  RESERVE   DECEMBER 27, 2002
                                          ------------  -------------  -----------------
Cost to close duplicate facilities           $ 3,500     $ 2,305         $ 1,195
Reduction in personnel and related costs       2,100       1,082           1,018
Legal and environmental                        1,275         280             995
Manufacturing reconfiguration
                                               1,455       1,303             152
Other                                          1,670       1,166             504
                                             -------     -------         -------
                                             $10,000     $ 6,136         $ 3,864
                                             =======     =======         =======

The remaining personnel related costs will be paid over the next four-six months, lease payments on duplicate warehouse facilities will extend over the next two years and the manufacturing reconfiguration is expected to be completed during the next year.

The following table represents the unaudited proforma results of operations as though the acquisition of Swan occurred on July 1, 2001. Since Swan was purchased subsequent to June 30, 2001, no amortization of goodwill has been reflected in accordance with SFAS 142.

                                           SIX MONTHS ENDED
                                           DECEMBER 28,2001
                                           ----------------
                Net sales                    $ 239,016
                Operating profit                22,230
                Loss before income taxes       (15,169)
                                               =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2003 COMPARED WITH THE SECOND QUARTER OF FISCAL 2002

Net Sales increased to $118.6 million for the three months ended December 27, 2002 from $113.7 million for the three months ended December 28, 2001, representing a 4.3% increase. Net sales in our Industrial Segment grew 7.7%, primarily due to our Elm acquisition which closed in July 2002. Net sales in our Consumer Segment fell 3.0% or approximately $1.1 million primarily due to slightly weaker garden hose sales in late December.

Cost of Sales increased to $87.2 million for the three months ended December 27, 2002 from $86.1 million for the three months ended December 28, 2001, an increase of $1.1 million. Expressed as a percentage of net sales, cost of sales decreased to 73.5% for the three months ended December 27, 2002 from 75.7% for the three months ended December 28, 2001. Continuous cost improvements coupled with the realization of synergies from our Swan and Elm acquisitions accounted for this improvement.

Gross Profit, as a result of the above, increased to $31.4 million or 26.5% of net sales for the three months ended December 27, 2002 from $27.7 million or 24.3% of net sales for the three months ended December 28, 2001.

Selling, general and administrative expense decreased to $14.6 million in the three months ended December 27, 2002 compared to $16.6 million in the three months ended December 28, 2001. The $2 million decrease is primarily due to a $4.0 million decrease in amortization expense as required by a change in the accounting for goodwill, partially offset by an increase in selling, general and administrative expense associated with our Elm acquisition. The ratio of selling, general and administrative expense to net sales decreased to 12.3% for the three months ending December 27, 2002 from 14.6% in the comparable period of last year.

Operating profit, as a result of the foregoing, increased to $16.8 million or 14.2% of net sales for the three months ended December 27, 2002 from $11.1 million or 9.7% of net sales for the three months ended December 28, 2001.

Operating profit for our Industrial Segment increased to $14.9 million for the three months ending December 27, 2002 compared to $11.4 million for the three months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 17.9% in the most recent period from 14.7% in the previous year's period due to continuous cost improvement and the realization of synergies from our Elm acquisition. A decrease in amortization expense also contributed to this improvement.

Operating profit for our Consumer Segment increased to $6.7 million for the three months ending December 27, 2002 compared to $3.5 million for the three months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 18.9% in the most recent period from 9.7% in the comparable period of the previous year due to continuous cost improvement and the realization of synergies at from our Swan acquisition. A decrease in amortization expense also contributed to this improvement.

Interest expense increased to $17.6 million or 14.8% of net sales in the three months ended December 27, 2002 from $16.6 million or 14.6% of net sales in the three months ended December 28, 2001. The increase was due to higher average interest rates and debt levels resulting from our issuance of $40 million of senior subordinated notes in May 2002.

Unrealized (gain) loss on derivative transactions was a ($3.2) million gain or 2.7% of net sales for the three months ending December 27, 2002 compared to a ($5.7) million gain or 5.0% of net sales for the three months ending December 28, 2001. The gains were due to changes in the market interest rates underlying our derivatives.

Income (loss) before income taxes, as a result, was $2.3 million for the three months ended December 27, 2002 compared to $0.2 million for the three months ended December 28, 2001.

Income tax was $0.8 million for the three months ended December 27, 2002, compared to $0.1 million for the three months ended December 28, 2001. The Company's effective tax rate was 34.6% for the three months ended December 27, 2002 compared to 59.9% for the three months ending December 28, 2001, primarily as a result of discontinuing the amortization of goodwill, which was previously not deductible, in 2002.

Net income, as a result, was $1.5 million for the three months ended December 27, 2002 compared with $0.1 million for the three months ended December 28, 2001.

FIRST SIX MONTHS OF FISCAL 2003 COMPARED WITH THE FIRST SIX MONTHS OF FISCAL
2002

Net Sales increased to $259.2 million for the six months ended December 27, 2002 from $228.9 million for the six months ended December 28, 2001, representing a 13.2% increase. The Swan and Elm acquisitions combined with strong garden hose sales in the first quarter of fiscal 2003 were the primary factors contributing to this gain.

Cost of Sales increased to $197.9 million for the six months ended December 27, 2002 from $174.2 million for the six months ended December 28, 2001. Expressed as a percentage of net sales, cost of sales increased slightly to 76.4% for the six months ended December 27, 2002 from 76.1% for the six months ended December 28, 2001 primarily due to the inclusion of lower-margin business from our Elm acquisition that closed during the first quarter of the current fiscal year.

Gross Profit, as a result of the above, increased to $61.3 million for the six months ended December 27, 2002 from $54.7 million for the six months ended December 28, 2001. Expressed as a percentage of net sales, gross profit decreased slightly to 23.6% in the most recent period from 23.9% in the previous year's first half.

Selling, general and administrative expense decreased to $28.5 million in the six months ended December 27, 2002 compared to $31.8 million in the six months ended December 28, 2001 due to the reasons previously discussed. The ratio of selling, general and administrative expense to net sales decreased to 11.0% for the six months ending December 27, 2002 from 13.9% in the comparable period of last year.

Operating profit, as a result of the foregoing, increased 43.1% to $32.8 million or 12.6% of net sales for the six months ended December 27, 2002 from $22.9 million or 10.0% of net sales for the six months ended December 28, 2001.

Operating profit for our Industrial Segment increased to $24.9 million for the six months ending December 27, 2002 compared to $19.9 million for the six months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 14.7% in the most recent period from 13.0% in the comparable period of the previous year due to continuous cost improvement and the realization of synergies from our Elm acquisition. A decrease in amortization expense also contributed to this improvement.

Operating profit for our Consumer Segment increased to $16.7 million for the six months ending December 27, 2002 compared to $10.6 million for the six months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 18.5% in the most recent period from 14.1% in the previous year's period due to continuous cost improvement and the realization of synergies from our Swan acquisition. A decrease in amortization expense also contributed to this improvement.

Interest expense increased slightly to $35.2 in the six months ended December 27, 2002 from $34.4 million in the six months ended December 28, 2001 primarily due to higher average interest rates and debt levels resulting from our issuance of $40 million of senior subordinated notes in May 2002. Expressed as a percentage of net sales, interest expense decreased to 13.6% in the current period compared to 15.0% in the comparable period of last year.

Unrealized (gain) loss on derivative transactions was a $2.1 million loss or 0.8% of net sales for the six months ending December 27, 2002 compared to a $2.6 million loss or 1.1% of net sales for the six months ending December 28, 2001. The loss was due to changes in the market interest rates underlying our derivatives.

Income (loss) before income taxes, as a result, was a loss of ($5.0) million for the six months ended December 27, 2002 compared to a loss of ($14.4) million for the six months ended December 28, 2001.

Income tax (benefit) was a credit of ($1.8) million for the six months ended December 27, 2002, compared to a credit of ($5.0) million for the six months ended December 28, 2001. The Company's effective tax rate was 35.1% for the six months ended December 27, 2002 compared to 34.8% for the six months ending December 28, 2001.

Net income (loss), as a result, was a loss of ($3.2) million for the six months ended December 27, 2002 compared with a loss of ($9.4) million for the six months ended December 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the six months ended December 27, 2002 was $4.1 million compared with $4.3 million in the same period of the prior year. The decrease of $0.2 million was primarily due to a larger seasonal inventory build-up offset by a larger seasonal reduction in accounts receivable at our garden hose unit compared to last year resulting from our Swan acquisition. Working capital on December 27, 2002 was $205.4 million compared to $216.9 million on June 28, 2002. The decrease was due primarily to a seasonal reduction in accounts receivable offset by a normal seasonal increase in inventories. During the period the Company also reduced the accounts payable at our Elm acquisition by approximately $4.0 million.

As of December 27, 2002, the Company had an outstanding balance of $63.0 million under the $100.0 million revolving credit line. This represents an increase of $17.0 million from the outstanding balance as of June 28, 2002.

The Company's capital expenditures for the six months ended December 27, 2002 and December 28, 2001 were $13.6 million and $9.1 million respectively. In addition, the Company paid $16.8 million for acquisitions in the six months ending December 27, 2002 compared to $65.8 million in the comparable period of the previous year.

The Company continues to expect that its principal uses of cash for the next several years will be acquisitions, debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds available in the Company's credit facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and acquisitions which management believes will provide an attractive return on investment. However, the Company may need additional financing to take advantage of acquisition opportunities that may arise in the next several quarters. There can be no assurance that such financing will be available in the amounts required for such acquisitions and on terms acceptable to the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At December 27, 2002, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $389.0 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $1.3 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(C) and 15-d-14(C)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities. To ameliorate those risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements for a notional amount of $344,000.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION


Item 1 Legal Proceedings The Company is party to certain litigation in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations.

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

Date: February 10,2003

                                        By:/s/ Dr. F. Patrick Smith
                                        ---------------------------
                                        Dr. F. Patrick Smith
                                        Chairman and Chief Executive Officer

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

Date: February 10, 2003

                                        By:/s/ James E. Condon
                                        ----------------------
                                        James E. Condon
                                        Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Tekni-Plex, Inc. (the "Company") on Form 10-Q for the period ending December 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr.
F. Patrick Smith, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY: /S/ DR. F. PATRICK SMITH
Dr. F. Patrick Smith
Chairman and Chief Executive Officer
February 10, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of Tekni-Plex, Inc. (the "Company") on Form 10-Q for the period ending December 27, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James E. Condon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY: /S/ JAMES E. CONDON
James E. Condon
Chief Financial Officer
February 10, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEKNI-PLEX, INC.

February 10, 2003

                                        By:  /s/ F. Patrick Smith
                                             --------------------
                                             F. Patrick Smith
                                             Chairman of the Board and
                                             Chief Executive Officer

                                        By:   /s/ Kenneth W.R. Baker
                                             --------------------
                                             Kenneth W. R. Baker
                                             President and Chief Operating
                                             Officer

                                        By:  /s/ James E.Condon
                                             --------------------
                                             James E.Condon
                                             Vice President and Chief Financial
                                             Officer