Form 10-K/A
period 2002-06-28
TEKNI PLEX INC
filed 2003-04-28
CIK 1039542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JUNE 28, 2002


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                        COMMISSION FILE NUMBER 333-28157

                             ---------------------

                                TEKNI-PLEX, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      22-3286312
           (State of Incorporation)                           (I.R.S. Employer
                                                            Identification No.)

          260 NORTH DENTON TAP ROAD                                75019
                COPPELL, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

              (Registrant's telephone number, including area code)
                                 (972) 304-5077

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

     None

     Documents Incorporated by Reference: See Index to Exhibits.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     In March 1994, Tekni-Plex was acquired by Dr. F. Patrick Smith and other investors. Dr. Smith was elected Chief Executive Officer. In April 1994, Mr. Kenneth W.R. Baker joined our company and was appointed Chief Operating Officer. At that time, the principal product lines consisted of clear, high-barrier laminations for pharmaceutical blister packaging (which we refer to as clear blister packaging); closure liners, primarily for pharmaceutical end-uses; and foam processor trays primarily for the poultry industry.

     In December 1995, Tekni-Plex acquired the Flemington, NJ, plant and business of Hargro Flexible Packaging Corporation. The Flemington plant utilized lamination and coating technology to produce packaging materials primarily for pharmaceutical products such as transdermal patches, sutures, iodine and alcohol swabs, aspirin and other physician samples. We relocated the Brooklyn equipment and business into the Flemington facility during 1996. The synergistic result of having complementary technologies in one location created a combined operation with considerably higher efficiencies and lower costs than the sum of the stand-alone operations.

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

     In July 1997, we acquired the business and operating facility of PurePlast Inc. of Cambridge, Ontario, Canada. PurePlast produced calendered polyvinyl chloride (vinyl) sheet primarily for food and electronics packaging applications. Following the acquisition, we diversified the end markets served by this location by developing proprietary formulations of vinyl sheet for vertical integration into our clear blister packaging business and for sale directly to our global pharmaceutical customers.

     In March 1998, Tekni-Plex acquired PureTec Corporation, a publicly-traded company with annual sales of $315 million. PureTec was a leading manufacturer of plastic packaging, products, and materials primarily for the healthcare and consumer markets. PureTec enjoyed leading market positions in its core products, including garden and irrigation hose, precision tubing and gaskets primarily for the aerosol packaging industry, vinyl medical tubing, and vinyl compounds for the production of medical devices. PureTec is a wholly-owned subsidiary of Tekni-Plex.

     In January 1999, we acquired substantially all the assets of Tri-Seal International, Inc., a leader in sophisticated extruded and co-extruded capliners and seals. The Tri-Seal operations have been integrated with and into our closure liner business.

     In April 1999, we acquired substantially all the assets of Natvar, a producer of disposable medical tubing and electrical sheathing. As with Tri-Seal, the Natvar acquisition was intended to strengthen our existing core business and expand product offerings. The Natvar operation has been integrated into our medical tubing and industrial extrusions businesses.

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

     In October 2000, we acquired substantially all the assets of the Super Plastics division of RCR International Inc. Super Plastics is primarily a manufacturer of garden hose and has a manufacturing facility in Mississauga, Ontario Canada. The Super Plastics operations have been integrated with and into our garden hose business.

     In October 2001, we acquired substantially all of the assets of the garden hose business of Mark IV Industries, Inc. which operates under the name Swan Hose. Swan, which has one manufacturing facility located in Bucyrus, Ohio, enhanced Tekni-Plex's geographic coverage of the North American garden hose market. The Swan operations have been integrated with and into our garden hose business.

     In July 2002 we acquired substantially all of the assets of Elm Packaging Company. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The Elm acquisition significantly increases our capacity to produce foamed polystyrene products primarily for customers in the food packaging and foodservice markets.

DESCRIPTION OF BUSINESS

     We are a global, diversified manufacturer of packaging, packaging products and materials as well as tubing products. We primarily serve the food, healthcare and consumer markets. We have built leadership positions in our core markets, and focus on vertically integrated production of highly specialized products. We have operations in the United States, Europe and Canada. We believe that our end market and product line diversity has the effect of reducing overall risk related to any single product or customer. Our operations are aligned under two business segments: Packaging and Tubing Products. Products that do not fit in either of these two segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. Representative product lines in each of our business segments are listed below:

                                BUSINESS SEGMENT

                    PACKAGING                                                       TUBING PRODUCTS
                    ---------                                                       ---------------
-    Foam egg cartons                                                     -    Garden and irrigation hose
-    Pharmaceutical blister films                                         -    Medical tubing
-    Poultry and meat processor trays                                     -    Pool and vacuum hose
-    Closure Liners
-    Aerosol and pump packaging components
-    Foam plates

COMPETITIVE STRENGTHS

     We believe that our competitive strengths include:

     - Strong customer relationships. We have long-standing relationships with many of our customers. We attribute our long-term customer relationships to our ability to consistently manufacture high quality products and provide a superior level of customer service. We routinely win customer awards for our superior products and customer service and have recently been recognized for supplier excellence by 3M Pharmaceuticals, Pfizer, Eli Lilly, Boston Scientific, and Kraft Foods, among others.

     - Strong market positions in core businesses. We have a strong market presence in our core product lines. The following table shows what we believe to be our market position in the U.S. in our primary product lines:

PRODUCT MARKET POSITION
-----------------------
Vinyl medical device materials..............................    1
Vinyl medical tubing........................................    1
Laminated, clear, high barrier pharmaceutical blister
  packaging.................................................    1
Multi-layered co-extruded and laminated closure liners......    1
Garden and irrigation hose..................................    1
Precision tubing and gaskets for aerosol packaging..........    1
Egg cartons.................................................    1
Foam processor trays........................................    2

     - Experienced management team. Our management team has been successful in selecting and integrating strategic acquisitions as well as improving underlying business fundamentals. After significantly improving the business of Tekni-Plex following our 1994 acquisition, management successfully integrated both the Flemington and Dolco operations during 1996, the latter being a public company then nearly twice our size. During the same period, our Brooklyn operation was successfully merged into our Flemington plant. In 1997, we acquired and integrated the PurePlast operations. In 1998, we acquired PureTec, a public company then more than twice our size. In 1999, we acquired and integrated the assets and business of Tri-Seal and Natvar. In 2000 we acquired and integrated all of the assets of the Super Plastics division of RCR International, Inc. In 2001, we acquired and integrated the Swan Hose business of Mark IV Industries, Inc. In 2002 we acquired the assets and business of Elm Packaging. Management has substantially improved the operating margins of each of these acquisitions. Members of our management team have integrated acquisitions, effected turnarounds, provided strategic direction and leadership, increased sales and market share, improved manufacturing efficiencies and productivity, and developed new technologies to enhance the competitive strengths of the companies they have managed.

     - Cost efficient producer. We continually focus on improving underlying operations and reducing costs. Since the 1994 acquisition, current management has improved our cost structure from an EBITDA margin of 8.5% with EBITDA of $3.8 million on sales of $44.9 million for the 12 months ended December 31, 1993 to an EBITDA margin of 20.0% with EBITDA of $115.6 million on sales of $577.7 million for the fiscal year ended June 28, 2002. Our acquisitions since 1995 have provided significant opportunities to realize cost savings and synergies in the combined businesses through the sharing of complementary technologies and manufacturing techniques, as well as economies of scale, including the purchase of raw materials.

     - Producer of high quality, technically sophisticated products. We believe, based upon our knowledge and experience in the industry, we have a long-standing reputation as a manufacturer of high quality, high performance products, materials and primary packaging (where the packaging material comes into direct contact with the end product). Our emphasis on quality is evidenced by our product lines which address the more technically sophisticated areas of their respective markets.

     - Strong equity sponsorship. We have obtained a strong equity commitment from co-investors in conjunction with the recapitalization in June 2000. New investors agreed to $269.6 million in aggregate equity commitments to Tekni-Plex Partners, of which $167.0 million was contributed to consummate the recapitalization in June 2000. Of the remaining $102.6 million, $85.0 million was contributed in conjunction with our acquisitions of Super Plastics, Mark IV's Swan Division, and Elm Packaging. The remaining $17.6 million is available at least through June 2005 to be used for our general corporate purposes, including acquisitions. We believe that these equity commitments will provide us with significant flexibility to take advantage of business opportunities as they arise. In connection with the recapitalization, all members of our current management maintained their entire equity investment, which had an implied aggregate value, as of June 2000, of approximately $96.0 million.

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

     - Growth through international expansion. We believe that there is significant opportunity to expand our international sales, which currently represent approximately 10.5% of our total revenues. At present, we have manufacturing operations with attached sales offices in Belgium, Italy, The United Kingdom, Canada and Argentina. We have a regional sales office in Singapore covering southeast Asia, including the People's Republic of China. In addition, we have manufacturing liaisons and strategic supplier agreements in Japan, Germany and Italy and a manufacturing licensee in Japan. We have recently added sales representatives for Jordan, Saudi Arabia and the United Arab Emirate as well as in the Philippines and India to our existing representatives in Australia/New Zealand, South Africa, Central America, Brazil, Mexico, China (including Hong Kong) and Taiwan. We believe that our growing international presence, which is a combination of our own regional manufacturing and sales forces and independent sales representatives, will continue to generate opportunities to increase our sales.

RECENT DEVELOPMENTS

     On July 10, 2002 Tekni-Plex acquired Elm Packaging Company for approximately $16.4 million in cash. The acquisition was structured as an acquisition of substantially all of the assets of Elm by a wholly-owned subsidiary of Tekni-Plex. Elm produces polystyrene foam packaging products such as plates, bowls, trays and hinged-lid containers for the food packaging and foodservice industries. Elm will become part of Tekni-Plex's Packaging business segment.

PACKAGING SEGMENT

     The Packaging segment of our business had revenues of $234.7 million (40.6% total revenues) for the year ended June 28, 2002. Further details of the major markets served by this segment are given below:

FOAM EGG CARTONS

     We believe that we are the leading manufacturer of egg cartons in the United States. Thermoformed foam polystyrene packaging has been the material of choice for food packaging cartons for many years. In terms of economic and functional characteristics, foamed polystyrene products offer a combination of high strength, minimum material content and superior moisture barrier performance. Foamed polystyrene products also offer greater dimensional consistency that enhances the high speed mechanical feeding of cartons into automated package filling operations. We sell these products through our direct sales force.

     In the egg packaging market, our primary competitor manufactures pulp-based egg cartons. We believe that we compete effectively based on product quality, performance and prompt delivery. Our customer base includes most of the domestic egg packagers (including those owned by egg retailers).

PHARMACEUTICAL BLISTER FILMS

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

     Our high-barrier blister packaging is sold to major pharmaceutical companies (or their designated contract packagers). We market our full pharmaceutical product line directly on a worldwide basis, and have assembled a global network of sales and marketing personnel on six continents.

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

POULTRY AND MEAT PROCESSOR TRAYS

     Our processor tray operations produce thermoformed foam polystyrene poultry and meat processor trays. We are a leading supplier of processor trays to the poultry industry.

     As with egg cartons, thermoformed foam polystyrene has been the material of choice for processor trays for the same reasons noted above.

     Within the polystyrene foam processor tray market, we compete principally with one large competitor, who has significantly greater financial resources than ours and who controls the largest share of this market.

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

     We sell these products through our direct sales force primarily to packagers of pharmaceutical, healthcare and food products. We have two principal competitors in North America but also compete with several smaller companies having substantially smaller market shares. However, as a result of the Tri-Seal acquisition, we believe that we offer the widest range of liner materials in the industry. We remain competitive by focusing on product quality, performance and prompt delivery.

AEROSOL AND PUMP PACKAGING COMPONENTS

     Our Aerosol and Pump Packaging Components business produces dip tubes, which transmit the contents of the container to the nozzle, and specialized, molded or punched rubber-based valve gaskets that serve to control the release of the product from the container. The group also produces writing instrument products including pen barrels and ink tubing as well as ink reservoirs for felt-tip pens.

     Sales are primarily to manufacturers of aerosol valves, dispenser pumps, and writing instruments. These products are sold throughout the United States and Europe, as well as selected worldwide markets. Sales are made through our direct sales force. We believe that we are the leading supplier of aerosol valve and dispenser pump gaskets and dip tubes in the world.

     Our dip tubes and pen barrels are manufactured at extremely high speeds while holding to precise tolerances. The process enhancements that allow simultaneous high speed and precision are proprietary to us. The precision rubber gasket products, which we have manufactured for over fifty years, are produced using proprietary formulations. These formulations are designed to provide consistent functional performance throughout the entire shelf life of the product by incorporating chemical resistance characteristics appropriate to the fluid being packaged. For example, we have developed unique formulations that virtually eliminate contamination of the products packaged in spray dispensers. This has greatly expanded the use of these dispensers for personal hygiene products, foods, and fragrances. The Company has also developed proprietary methods for achieving extremely accurate thickness control, superior surface finish, and the elimination of internal imperfections prevalent in other processing methods.

     We are the single-source supplier to much of the industry. The principal competitive pressure in this product line, particularly the dip tube portion, is the possibility of customers switching to internal production, or vertical integration. To counteract this possibility, the Company focuses on product quality, cost reduction, prompt delivery, technical service and innovation.

FOAM PLATES

     Our foam plate operations produce thermoformed foam polystyrene disposable plates, bowls, and hinged-lid containers as well as agricultural packaging products. Our sales are primarily to the consumer, agricultural and foodservice industries. We compete with numerous participants who use a variety of materials including foam polystyrene, pulp-based products and various plastic materials.

TUBING PRODUCTS

     The Tubing Products segment of our business had revenues of $235.5 million (40.8% of total revenues) for the year ended June 28, 2002. Further details of the major markets served by this segment are given below:

GARDEN AND IRRIGATION HOSE PRODUCTS

     We believe that we are the leading producer of garden hose in North America. We have produced garden hose products for over fifty years, and produce its primary components internally, including proprietary material formulations and brass couplings. Innovations have included the patented Colorite(R) Evenflow(R) design and ultra high quality product lines that utilize medical-grade plastics. We also manufacture specialty hose products such as air hose and irrigator "soaker hose".

     We sell these products primarily through our direct sales force and also through independent representatives. Both private label and brand-name products are sold to the retail market, primarily to home centers, hardware cooperatives, food, automotive, drug and mass merchandising chains and catalog companies throughout the United States and Canada. Our customers include some of the fastest growing and the most widely respected retail chains in North America. Our market strategy is to provide a complete line of innovative, high-quality products along with superior customer service.

     The garden hose business is highly seasonal with approximately 75% of sales occurring in the spring and early summer months. This seasonality tends to have an impact on the Company's financial results from quarter to quarter.

MEDICAL TUBING

     We believe we are the leading non-captive supplier of vinyl medical tubing in North America and Europe. We manufacture medical tubing using proprietary plastic extrusion processes. The primary raw materials are proprietary compounds, which we produce. We specialize in high-quality; close tolerance tubing for various surgical procedures and related medical applications. These applications include intravenous ("IV") therapy, hemodialysis therapy, cardio-vascular procedures such as coronary bypass surgery, suction and aspiration products, and urinary drainage and catheter products. New medical tubing products we have developed include microbore tubing and silicone substitute formulations. Microbore tubing can be used to regulate the delivery of critical intravenous fluids without the need for more expensive drip control devices. Medical professionals can precisely control the drug delivery speed simply by selecting the proper (color-coded) diameter tube, thereby improving accuracy and reducing cost. More importantly, as home healthcare trends continue, the use of microbore tubing will help eliminate critical dosage errors on the part of the non-professional caregiver or the patient.

     Medical tubing is sold primarily to manufacturers of medical devices that are packaged specifically for such procedures and applications. These products are sold through our direct sales force. We remain competitive by focusing on product quality, performance and prompt delivery.

ITEM 2.  FACILITIES

     The Company believes that its facilities are suitable for their purposes and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of the Company's offices and facilities, all of which are owned unless otherwise indicated.

                                                                            APPROXIMATE
LOCATION                                           PRIMARY FUNCTION         SQUARE FEET
--------                                      ---------------------------   -----------
Alliance, Ohio(5)...........................  Sales Offices                     1,300
Auburn, Maine(4)............................  Manufacturing                    24,000
Belfast, Northern Ireland...................  Manufacturing                    47,580
Blauvelt, New York(8).......................  Manufacturing                    56,400
Burlington, New Jersey......................  Manufacturing                   124,000
Bucyrus, Ohio...............................  Manufacturing                   587,649
Bucyrus, Ohio(3)............................  Warehouse                       150,000
Buenos Aires, Argentina(3)..................  Manufacturing and warehouse      15,500
Cambridge, Ontario, Canada..................  Manufacturing                    25,000
City of Industry, California(4).............  Manufacturing                   110,000
Clayton, North Carolina.....................  Manufacturing                    76,000
Clinton, Illinois...........................  Manufacturing                    69,000
Columbus, Ohio(5)...........................  Sales Offices                     5,830
Coppell, Texas(6)...........................  Executive Offices                 3,125
Dallas, Texas...............................  Manufacturing                   139,000

                                                                            APPROXIMATE
LOCATION                                           PRIMARY FUNCTION         SQUARE FEET
--------                                      ---------------------------   -----------
Dalton, Georgia.............................  Manufacturing                    40,000
Decatur, Indiana............................  Manufacturing                   187,000
East Farmingdale, New York(2)...............  Manufacturing                    56,556
Erembodegem (Aalst), Belgium................  Manufacturing                   125,667
Flemington, New Jersey......................  Manufacturing                   145,000
Fullerton, California(3)....................  Manufacturing and warehouse     109,750
Harrison, New Jersey(7).....................  Warehouse                       135,501
Lawrenceville, Georgia......................  Manufacturing                   150,000
Lawrenceville, Georgia(3)...................  Warehouse                        39,195
Livonia, Michigan(3)........................  Manufacturing                    60,000
McKenzie, Tennessee.........................  Manufacturing and warehouse      60,000
Memphis, Tennessee(8).......................  Manufacturing and warehouse     149,800
Memphis, Tennessee(4).......................  Warehouse                        50,000
Milan (Gaggiano), Italy(6)..................  Warehouse                        12,920
Milan (Gaggiano), Italy(6)..................  Manufacturing                    14,900
Milan (Gaggiano), Italy.....................  Manufacturing                    25,800
Milan (Rosate), Italy(2)....................  Manufacturing                    24,000
Mississauga, Ontario, Canada(10)............  Manufacturing                   111,570
Mississauga, Ontario, Canada(4).............  Manufacturing                   126,650
Piscataway, New Jersey(2)...................  Manufacturing                   155,000
Ridgefield, New Jersey......................  Manufacturing                   330,000
Rockaway, New Jersey........................  Manufacturing                    90,550
Schaumburg, Illinois(12)....................  Manufacturing                    59,100
Schiller Park, Illinois.....................  Manufacturing                    15,232
Shelby, Ohio(3).............................  Warehouse                       350,000
Singapore(3)................................  Sales Office                        550
Somerville, New Jersey......................  Manufacturing                   172,000
Sparks, Nevada(9)...........................  Manufacturing                   448,000
Tonawanda, New York(3)......................  Manufacturing                    32,000
Troy, Ohio(8)...............................  Manufacturing and warehouse     200,000
Waco, Texas.................................  Manufacturing                   104,600
Wenatchee, Washington.......................  Manufacturing                    97,000
Wenatchee, Washington(3)....................  Warehouse                        26,200
Wenatchee, Washington(1)....................  Warehouse                         8,000

---------------

     (Years relate to calendar years)

 (1) Leased on a month-to-month basis.

 (2) Lease expires in 2002.

 (3) Lease expires in 2003.

 (4) Lease expires in 2004.

 (5) Lease expires in 2005.

 (6) Lease expires in 2006.

 (7) Lease expires in 2007.

 (8) Lease expires in 2008.

 (9) Lease expires in 2012.

(10) Lease expires in 2015.

(11) Lease expires in 2019.

(12) Lease expires in 2020.

ITEM 3. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

     We are regularly involved in legal proceedings arising in the ordinary course of business, none of which are currently expected to have a material adverse effect on our businesses, financial condition or results of operation.

     Like similar companies, our facilities, operations and properties are subject to foreign, federal, state, provincial and local laws and regulations relating to, among other things, emissions to air, discharges to water, the generation, handling, storage, transportation and disposal of hazardous and non-hazardous materials and wastes and the health and safety of employees. We maintain a primary commitment to employee health and safety, and environmental responsibility. Our intention and policy are to be at all times a responsible corporate citizen.

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

                                                             YEARS ENDED
                                       -------------------------------------------------------
                                        JULY 3,    JULY 2,    JUNE 30,    JUNE 29,    JUNE 28,
                                         1998        1999       2000        2001        2002
                                       ---------   --------   ---------   ---------   --------
                                                       (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales............................  $ 316,332   $507,314   $ 524,817   $ 525,837   $577,749
Cost of goods sold...................    239,234    376,370     394,480     399,836    430,457
Gross profit.........................     77,098    130,944     130,337     126,001    147,292
Selling, general and administrative
  expenses...........................     39,220     62,534      58,343      60,999     69,444
Income from operations...............     37,878     68,410      71,994      65,002     77,848
Interest expense, net................     19,682     38,977      38,447      76,569     70,934
Unrealized loss on derivative
  contracts..........................         --         --          --      13,891      7,830
Other expense (income)...............        415        286       4,705         605         (6)
Pre-tax income (loss) before
  extraordinary item.................     17,781     29,147      28,842     (26,063)      (910)
Income tax provision (benefit).......      9,112     14,150      14,436      (7,069)     5,677
Income before extraordinary item.....      8,669     14,997      14,406     (18,994)    (6,587)
Extraordinary item (loss)(b).........         --         --     (35,374)         --         --
Net income (loss)....................  $   8,669   $ 14,997   $ (20,968)  $ (18,994)  $ (6,587)
BALANCE SHEET DATA (AT PERIOD END):
Working capital......................  $  84,897   $101,445   $ 145,879   $ 199,129   $216,919
Total Assets.........................    539,279    559,436     574,789     621,494    700,153
Total debt (including current
  portion)...........................    401,905    416,394     651,593     678,150    692,821
Stockholders' equity (deficit).......     38,673     52,297    (149,150)   (134,697)   (91,111)
OTHER FINANCIAL DATA:
Depreciation and amortization........  $  17,249   $ 35,343   $  34,748   $  37,670   $ 39,863
Capital expenditures.................      7,283     12,950      16,258      17,116     24,653
Cash flows:
From operations......................     29,009     38,794       9,485      (3,266)     7,922
From investing.......................   (310,672)   (58,089)    (16,905)    (26,777)   (88,446)
From financing.......................    299,926     12,057      (1,687)     62,180     64,092
NON-GAAP FINANCIAL DATA:
Adjusted EBITDA(a)...................  $  54,479   $101,681   $ 100,527   $ 100,064   $115,556
Adjusted EBITDA margin(a)............       17.2%      20.0%       19.2%       19.0%      20.0%

---------------

(a) Adjusted EBITDA is defined as earnings before interest, unrealized loss on derivative contracts, income taxes, depreciation and amortization. Adjusted EBITDA is presented because it is a widely accepted financial indicator of the Company's ability to incur and service debt. However, Adjusted EBITDA should not be considered in isolation as a substitute for net income or cash flow data prepared in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. In addition, this measure of Adjusted EBITDA may not be comparable to similar measures reported by other companies. Adjusted EBITDA margin is calculated as the ratio of Adjusted EBITDA to net sales for the period.

(b) Net loss for the year ended June 30, 2000 includes an extraordinary loss of approximately $35,374. The extraordinary loss is comprised of prepayment penalties and other interest costs of $39,303, the write-off of deferred financing costs of $16,696 and other fees of $1,325, net of a tax benefit of $21,950.

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

                         SELECTED FINANCIAL INFORMATION
                           (PERCENTAGE OF NET SALES)

                                                                      YEAR ENDED
                                                            ------------------------------
                                                            JUNE 30,   JUNE 29,   JUNE 28,
                                                              2000       2001       2002
                                                            --------   --------   --------
Net sales.................................................   100.0%     100.0%     100.0%
Cost of sales.............................................    75.2       76.0       74.5
Gross profit..............................................    24.8       24.0       25.5
Selling, general and administrative expenses..............    11.1       11.6       12.0
Income from operations....................................    13.7       12.4       13.5
Interest expense..........................................     7.3       14.6       12.3
Provision (Benefit) for income taxes......................     2.8       (1.3)       1.0
Income (loss) before extraordinary item...................     2.7       (3.6)      (1.1)
Extraordinary item (loss).................................    (6.7)        --         --
Net income (loss).........................................    (4.0)      (3.6)      (1.1)
Depreciation and amortization.............................     6.6        7.2        6.9

 YEAR ENDED JUNE 28, 2002 COMPARED TO THE YEAR ENDED JUNE 29, 2001

     Net Sales, increased to $577.7 million for the year ended June 28, 2002 from $525.8 million for the year ended June 29, 2001, representing an increase of $51.9 million or 9.9% due to the inclusion of sales generated by our Swan acquisition which closed in October 2001. Our increased sales were tempered somewhat by disappointing revenue in our garden hose business due to unusually adverse weather conditions in the June quarter, particularly along the East Coast, as well as continued softness in demand for our pharmaceutical blister packaging products due to a slowdown in new drug introductions in the United States.

     Our Packaging Segment reported a 0.8% decline in Net Sales to $234.7 million in the fiscal year ended June 28, 2002 compared to $236.6 million in the fiscal year ended June 29, 2001. The decline was the result of continued softness in sales to healthcare customers due to the general slowdown in new drug introductions by our pharmaceutical customers compared to recent historical norms. Our Tubing Products Segment's Net Sales increased by $61.0 million or 35.0%, to $235.5 million from $174.5 million last year, primarily due to our Swan acquisition. Net Sales for our other products declined to $107.6 million in the current year from $114.7 million in the previous year primarily due to soft demand for specialty resins.

     Cost of Goods Sold, increased to $430.5 million for the year ended June 28, 2002 from $399.8 million for the year ended June 29, 2001. Expressed as a percentage of Net Sales, Cost of Goods Sold decreased to 74.5% for the year ended June 28, 2002 compared to 76.0% for the year ended June 29, 2001. The decrease in Cost of Goods Sold as a percentage of Net Sales was due primarily to lower raw material costs.

     Gross Profit, as a result, increased to $147.3 million for the year ended June 28, 2002 from $126.0 million for the year ended June 29, 2001. The ratio of Gross Profit to Net Sales increased to 25.5% for the year ended June 28, 2002 from 24.0% for the year ended June 29, 2001.

     Our Packaging Segment Gross Profit increased by $3.2 million to $67.0 million from $63.8 million in the fiscal year ending June 28, 2002 primarily due to lower raw material costs and improved operating efficiencies. Measured as a percentage of Net Sales our Packaging Segment Gross Profit increased to 28.5% for the year ended June 28, 2002 from 27.0% for the year ended June 29, 2001. Our Tubing Products Segment Gross Profit increased by $19.1 million to $65.2 million from $46.1 million in the fiscal year ending June 28, 2002 primarily due to our Swan acquisition. Measured as a percentage of Net Sales our Tubing Products Segment Gross Profit increased to 27.7% for the year ended June 28, 2002 from 26.4% for the year ended June 29, 2001. Gross Profit for our other products declined to $15.1 million in the current fiscal year from $16.1 million in the previous year. Measured as a percentage of Net Sales, other segment Gross Profit increased to 14.1% in the current fiscal year from 14.0% in the previous year

     Selling, General and Administrative Expenses increased to $69.4 million for the year ended June 28, 2002 from $61.0 million for the year ended June 29, 2001 primarily due to the inclusion of expenses associated with our Swan acquisition. The resultant ratio to Net Sales increased to 12.0% for the year ended June 28, 2002 from 11.6% for the year ended June 29, 2001.

     Operating Profit, as a result of the above, increased to $77.8 million or 13.5% of Net Sales for the year ended June 28, 2002 from $65.0 million or 12.4% of Net Sales for the year ended June 29, 2001.

     Our Packaging Segment Operating Profit increased by $4.0 million or 10.0% to $43.9 million from $39.9 million last year, primarily due to lower raw material costs and improved operating efficiencies. Measured as a percentage of Net Sales, Packaging Segment Operating Profit improved to 18.7% in the year ended June 28, 2002 compared to 16.8% in the previous year. Our Tubing Products Segment Operating Profit increased by $13.8 million or 45.2% to $44.2 million from $30.4 million in the year ended June 28, 2002, primarily due to our Swan acquisition. Measured as a percentage of Net Sales, Tubing Products Segment Operating Profit improved to 18.8% from 17.4% last year. Operating Profit for our other products declined to $6.6 million in the current year from $7.3 million in the previous year. Measured as a percentage of Net Sales, other segment Operating Profit declined to 6.2% in the current fiscal year from 6.4% in the previous fiscal year.

     Interest Expense, decreased to $70.9 million for the fiscal year ending June 28, 2002 from $76.6 million for the fiscal year ending June 29, 2001 primarily due to lower average interest rates on our floating rate debt. The unrealized loss on derivative obligations decreased to $7.8 million in the current fiscal year compared to a loss of $13.9 million in the previous fiscal year.

     The provision (benefit) for income taxes increased to $5.7 million from a benefit of ($7.1) due to improved earnings. The provision for the year ended June 28, 2002 differs from the amount computed by applying the Federal statutory rate, primarily due to non-deductible goodwill, $3.6 million and the effect of state income taxes $1.4 million.

     Net Income (loss), as a result, was a loss of ($6.6) million or (1.1%) of net sales for the fiscal year ending June 28, 2002 compared to a loss of ($19.0) million or (3.6%) of net sales for the year ending June 29, 2001.

     Depreciation and Amortization Expense, increased to 39.9 million or 6.9% of net sales for the fiscal year ending June 28, 2002 from $37.7 million or 7.2% of net sales for the fiscal year ending June 29, 2001 due to our Swan acquisition.

 YEAR ENDED JUNE 29, 2001 COMPARED TO YEAR ENDED JUNE 30 2000

     Net Sales, increased to $525.8 million for the year ended June 29, 2001 from $524.8 million for the year ended June 30, 2000, representing an increase of $1.0 million or 0.2%.

     Our Packaging Segment reported Net Sales of $236.6 million for the fiscal year ending June 29, 2001 compared to $226.6 million for the fiscal year ending June 30, 2000, a 4.4% increase. Net Sales increases to our food customers more than offset weaker sales to our healthcare customers. Our Tubing Products Segment reported a $3.1 million decline in Net Sales to $174.5 million in fiscal 2001 compared to $177.6 million in fiscal 2000 as a result of inventory de-stocking by some of our customers. Net Sales for our other products declined to $114.7 million in Fiscal 2001 from $120.6 million in the previous year primarily due to soft demand for specialty resins.

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

     Our Packaging Segment reported a $1.9 million decline in Gross Profit to $63.8 million in fiscal 2001 compared to $65.7 million in fiscal 2000. Measured as a percentage of Net Sales, Packaging Segment Gross Profit declined to 27.0% in 2001 compared to 29.0% in 2000. Our Tubing Products Segment Gross Profit declined slightly to $46.1 million in fiscal 2001 from $46.5 million in the previous year. Measured as a percentage of Net Sales, Tubing Products Segment Gross Profit improved to 26.4% in fiscal 2001 from 26.2% in fiscal 2000. Our other segment Gross Profit declined to $16.1 million in fiscal 2001 from $18.2 million in the previous year. Measured as a percentage of Net Sales, Gross Profit for our other products decreased to 14.0% in fiscal 2001 from 15.1% in the previous fiscal year.

     Selling, General and Administrative Expenses, increased to $61.0 million for the year ended June 29, 2001 from $58.3 million for the year ended June 30, 2000, an increase of $2.7 million or 4.6%. This increase reflects general cost of living increases for our salaried personnel as well as the Selling, General and Administrative expenses associated with our Super Plastics acquisition. The resultant ratio to Net Sales increased to 11.6% for the year ended June 29, 2001 from 11.1% for the year ended June 30, 2000.

     Operating Profit, as a result of the above, decreased to $65.0 million or 12.4% for the year ended June 29, 2001 from $72.0 million or 13.7% for the year ended June 30, 2000.

     Our Packaging Segment reported a $3.0 million decline in Operating Profit to $39.9 million in fiscal 2001 compared to $42.9 million in fiscal 2000. Measured as a percentage of Net Sales, Packaging Segment Operating Profit declined to 16.8% in 2001 compared to 18.9% in 2000. Our Tubing Products Segment Operating Profit declined to $30.4 million in fiscal 2001 from $32.4 million in the previous year. Measured as a percentage of Net Sales, Tubing Products Segment Operating Profit declined to 17.4% in fiscal 2001 from 18.2% in fiscal 2000. Operating Profit for our other products declined to $7.3 million in fiscal 2001 from $9.4 million in the previous year. Measured as a percentage of Net Sales, other segment Operating Profit declined to 6.4% in fiscal 2001 from 7.8% in the previous fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended June 28, 2002, net cash provided by operating activities was $7.9 million compared to ($3.3) million of cash used by operating activities in the prior year. The $11.2 million increase was due primarily to improved profitability as well as lower inventories before accounting for the impact of our Swan acquisition. These improvements more than offset an increase in accounts receivable in our Consumer Segment that accompanied a shift in the buying patterns of this segment's customers. Various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

     Working capital at June 28, 2002 was $216.9 million compared to $199.1 million at June 29, 2001 primarily due to our Swan acquisition.

     As of June 28, 2002, we had an outstanding balance of $46.0 million under our $100.0 million revolving credit line of our existing credit facility. This was a decrease of $19.0 million from the $65.0 million outstanding balance as of June 29, 2001. The decrease in revolver borrowings was primarily due to the application of the proceeds from our $40 million senior subordinated notes offering to pay down revolver borrowings. As of June 28, 2002 we had $28.2 million of cash compared to $44.6 million of cash as of June 29, 2001. Our cash balance at the end of our 2002 fiscal year was positively impacted by the senior subordinated notes offering we completed in May. The large cash balance at the end of our 2001 fiscal year was primarily due to the $30 million equity capital contribution that was made in June of 2001 to partially finance our Swan acquisition.

     As of June 28, 2002, we had $54.0 million undrawn and available under our revolving credit facility to fund ongoing general corporate and working capital requirements. In addition, as part of the recapitalization, our new equity investors agreed to contribute to Tekni-Plex Partners $269.6 million in the aggregate, of which $167.0 million was used to purchase interests of certain previous Tekni-Plex investors. An additional $85.0 million was used to finance acquisitions, including the acquisition of Elm Packaging which closed in July 2002. Tekni-Plex Management, the managing member of Tekni-Plex Partners, may for at least five years from the recapitalization, call upon the remainder of the commitment, $17.6 million, for our future use for general corporate purposes, including acquisitions.

     Apart from acquisitions, our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the year ended June 28, 2002 and June 29, 2001 were $24.7 million and $17.1 million, respectively. We expect that annual capital expenditures will increase somewhat from historical levels during the next few years as we make improvements in our recently acquired operations.

     Concurrent with our recapitalization, Tekni-Plex entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. Since our recapitalization, LIBOR, the benchmark interest rate for our senior term debt facilities, has declined. Because we did not receive all of the benefit of falling interest rates, we recorded an unrealized loss from derivative transactions of $7.8 million and $13.9 million in fiscal years 2002 and 2001, respectively.

     Management believes that cash generated from operations plus funds from our existing credit facility will be sufficient to meet our expected debt service requirements, planned capital expenditures and operating needs. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet our anticipated cash needs. To the extent we pursue future acquisitions, we may be required to obtain additional financing. We cannot assure you that we will be able to obtain such financing in amounts and on terms acceptable to us.

     Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which require a minimum consolidated EBITDA, as defined in the debt agreement, minimum fixed charge coverage ratio and a minimum leverage ratio. At June 28, 2002, we are in compliance with all covenants.

     At June 28, 2002, the Company's contractual obligations for borrowings are as follows:

                                                         LONG-TERM
PAYMENTS DUE BY PERIOD                                     DEBT      LEASES       TOTAL
----------------------                                   ---------   ------   -------------
                                                                              (IN MILLIONS)
Less than 1 year.......................................   $ 13.4     $ 7.9       $ 21.3
Year 2.................................................     12.9       5.7         18.6
Year 3.................................................     37.9       4.3         42.2
Year 4.................................................     83.9       4.1         88.0
Year 5.................................................    115.0       4.0        119.0
After 5 years..........................................    432.1      14.7        446.8

CRITICAL ACCOUNTING POLICIES

     The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. Preparing financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following paragraphs include a discussion of some critical areas where estimates are required. You should also review Note 1 to the financial statements for further discussion of significant accounting policies.

     The Company records revenue when products are shipped. Legal title and risk of loss with respect to the products pass to customers at the point of shipment. The Company provides an allowance for returned product and volume sales rebates on an estimated basis.

     The Company evaluates its long-lived assets for impairment based on the undiscounted future cash flows of such assets. If a long-lived asset is identified as impaired, the value of the asset will be reduced to its fair value.

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

     The Company's previous business combinations were accounted for using the purchase method. As of June 28, 2002, the net carrying amount of goodwill for acquisitions prior to July 1, 2001 is $164,100 and other intangible assets is $600. Amortization expense during the period ended June 28, 2002 was $15,500 related to those acquisitions. The acquisition of the Swan garden hose division of Mark IV Industries, Inc. was accounted for as a purchase. The acquisition resulted in customer lists and goodwill of $3,900 and $38,200 respectively. In accordance with SFAS 142, the Swan goodwill is not being amortized. Amortization of customer lists was approximately $600 for the year ended June 28, 2002. Currently, the Company is assessing, but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

     In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 supersedes SFAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

     SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently assessing the impact SFAS 144 will have on its financial position and results of operations.

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

INFLATION

     During the closing months of fiscal year 2002, we contended with rising raw material prices. We believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 28, 2002 and June 29, 2001 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $375,120 and $401,560 respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,304 and $4,000, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. To ameliorate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements for a notional amount of $344,000.

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

     The board of directors is composed of six directors. A nominating committee composed of Dr. Smith and Mr. Cronin designate two directors, Dr. Smith designates three directors, and Mr. Cronin designates one director. Directors may only be removed for cause or at the request of the person entitled to designate that director.

NAME                                    AGE                  POSITION
----                                    ---                  --------
Dr. F. Patrick Smith..................  54    Chairman of the Board and Chief
                                              Executive Officer
Kenneth W.R. Baker....................  58    President, Chief Operating Officer and
                                              Director
Arthur P. Witt........................  72    Corporate Secretary and Director
John S. Geer..........................  56    Director
J. Andrew McWethy.....................  61    Director
Michael F. Cronin.....................  48    Director

     Dr. F. Patrick Smith has been Chairman of the Board and Chief Executive Officer of Tekni-Plex since March 1994. He received his doctorate degree in chemical engineering from Texas A&M University in 1975. He served as Senior Chemical Engineer to Texas Eastman Company, a wholly owned chemical and plastics subsidiary of Eastman Kodak, where he developed new grades of polyolefin resins and hot melt and pressure sensitive adhesives. In 1979, he became Technical Manager of the Petrochemicals and Plastics Division of Cities Service Company, and a Member of the Business Steering Committee of that division. From 1982 to 1984, Dr. Smith was Vice President of R&D and Marketing for Guardian Packaging Corporation, a diversified flexible packaging company. Thereafter, he joined Lily-Tulip, Inc. and managed their research and marketing functions before becoming Senior Vice President of Manufacturing and Technology. Following the acquisition of Lily-Tulip by Fort Howard Corporation in 1986, he became the Corporate Vice President of Fort Howard, responsible for the manufacturing and technical functions of the combined Sweetheart Products and Lily-Tulip operations. From 1987 to 1990, Dr. Smith was Chairman and Chief Executive Officer of WFP Corporation. Since 1990, Dr. Smith has been a principal of Brazos Financial Group, a business consulting firm. Since 2000, Dr. Smith has been a general partner of Eastport Operating Partners L.P.

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

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the remuneration paid by Tekni-Plex to the Chief Executive Officer and the two next most highly compensated executive officers of Tekni-Plex

                           SUMMARY COMPENSATION TABLE

                                          FISCAL                              STOCK      OTHER ANNUAL
NAME & PRINCIPAL POSITION                  YEAR      SALARY       BONUS      OPTIONS    COMPENSATION(A)
-------------------------                 ------   ----------   ----------   --------   ---------------
Dr. F. Patrick Smith....................   2002    $5,500,000   $       --         --       $16,000
  Chairman and Chief Executive Officer     2001     5,000,000           --         --        16,000
                                           2000     1,200,000    4,622,100         --        16,000
Mr. Kenneth W.R. Baker..................   2002    $2,750,000   $       --         --       $ 9,000
  President and Chief Operating Officer    2001     2,500,000           --         --         9,000
                                           2000       600,000    2,311,050         --         9,000
Mr. James E. Condon.....................   2002    $  341,030   $       --   $     --       $ 7,200
  Vice President and Chief Financial
     Officer                               2001       122,308           --    254,000         7,200
                                           2000            --           --         --            --

---------------

(a) Includes amounts reimbursed during the fiscal year for payment of taxes, auto expense, membership fees, etc.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE
                                                                                        VALUE AT ASSUMED
                                              PERCENT OF                                 ANNUAL RATES OF
                               NUMBER OF        TOTAL        EXERCISE                      STOCK PRICE
                               SECURITIES    OPTIONS/SARS    OR BASE                    APPRECIATION FOR
                               UNDERLYING     GRANTED TO      PRICE                        OPTION TERM
                              OPTIONS/SARS   EMPLOYEES IN      PER       EXPIRATION   ---------------------
NAME                            GRANTED      FISCAL YEAR      SHARE         DATE        5%            10%
----                          ------------   ------------   ----------   ----------   ------         ------
Dr. F. Patrick Smith........        --             --%           --           --         --             --
Kenneth W.R. Baker..........        --             --%           --           --         --             --
James E. Condon.............        --             --%           --           --         --             --

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                             NUMBER OF
                                                                            SECURITIES      VALUE ($000)
                                                                            UNDERLYING     OF UNEXERCISED
                                                                            UNEXERCISED     IN-THE-MONEY
                                                                           OPTIONS/SARS     OPTIONS/SARS
                                                                             AT FY-END       AT FY-END
                                        SHARES ACQUIRED                    EXERCISABLE/     EXERCISABLE/
NAME                                      ON EXERCISE     VALUE REALIZED   UNEXERCISABLE   UNEXERCISABLE
----                                    ---------------   --------------   -------------   --------------
Dr. F. Patrick Smith..................          --               --               --               --/--
Kenneth W.R. Baker....................          --               --               --               --/--
James E. Condon.......................          --               --               --               --/--

EMPLOYMENT AGREEMENTS

     As part of the recapitalization, Dr. Smith and Mr. Baker entered into amended and restated employment agreements that currently expire July 1, 2005 and contain renewal provisions.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     As Chief Executive Officer of Tekni-Plex, Dr. Smith participated in deliberations concerning the compensation of the Chief Operating Officer of Tekni-Plex (but not the compensation for himself).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Tekni-Plex Partners LLC holds approximately 96.2% (approximately 93.6% on a fully diluted basis) and MST/TP Partners LLC holds approximately 3.8% (approximately 3.7% on a fully diluted basis) of Tekni-Plex's outstanding common stock.

     Tekni-Plex Management LLC, controlled by Dr. Smith, is the sole managing member of both Tekni-Plex Partners LLC and MST/TP Partners LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

     In fiscal years 2001 and 2000 we had an arrangement with Arthur P. Witt, one of our directors and our corporate secretary, under which Mr. Witt provided us with customary management consulting services. Mr. Witt's compensation for consulting services rendered on our behalf was approximately $50,400 and $66,500 for fiscal years 2001 and 2000, respectively.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements and Schedules

             The financial statements listed in the Index to Financial Statements under Part II, Item 8 and the financial statement schedules listed under Exhibit 27 are filed as part of this annual report.

     (a)(2) Financial Statement Schedule -- Schedule II -- Valuation and Qualifying Accounts

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

                                          TEKNI-PLEX, INC.

                                          By:     /s/ F. PATRICK SMITH
                                            ------------------------------------
                                                      F. Patrick Smith
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Dated: April 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          By:      /s/ JAMES E. CONDON
                                            ------------------------------------
                                                      James E. Condon
                                                  Chief Financial Officer

Date April 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on October 1, 2001.

                    SIGNATURE                                              TITLE
                    ---------                                              -----

               /s/ F. PATRICK SMITH                  Chairman of the Board and Chief Executive Officer
 ------------------------------------------------
                 F. Patrick Smith


              /s/ KENNETH W.R. BAKER                 President and Chief Operating Officer and Director
 ------------------------------------------------
                Kenneth W.R. Baker


                /s/ ARTHUR P. WITT                            Corporate Secretary and Director
 ------------------------------------------------
                  Arthur P. Witt


                 /s/ JOHN S. GEER                                         Director
 ------------------------------------------------
                   John S. Geer


              /s/ J. ANDREW MCWETHY                                       Director
 ------------------------------------------------
                J. Andrew McWethy


              /s/ MICHAEL F. CRONIN                                       Director
 ------------------------------------------------
                Michael F. Cronin

                                CERTIFICATIONS*

I, Dr. F. Patrick Smith, certify that:

     1.  I have reviewed this annual report on Form 10-K of Tekni-Plex;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                                               /s/ DR. F. PATRICK SMITH
                                          --------------------------------------
                                                   Dr. F. Patrick Smith
                                                 Chief Executive Officer

Date: April 28, 2003

                                CERTIFICATIONS*

I, James E. Condon, certify that:

     1.  I have reviewed this annual report on Form 10-K of Tekni-Plex;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

                                                  /s/ JAMES E. CONDON
                                          --------------------------------------
                                                     James E. Condon
                                                 Chief Financial Officer

Date: April 28, 2003

                                TEKNI-PLEX, INC.

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........        F-2
CONSOLIDATED FINANCIAL STATEMENTS:
  Balance sheets............................................        F-3
  Statements of operations..................................        F-4
  Statements of stockholders' deficit.......................        F-5
  Statements of cash flows..................................        F-6
  Notes to financial statements.............................   F-7-F-29
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
  SUPPLEMENTAL SCHEDULE.....................................       F-30
SUPPLEMENTAL SCHEDULE:
  Valuation and qualifying accounts and reserves............       F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

     We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its subsidiaries (the "Company") as of June 28, 2002 and June 29, 2001, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 28, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its subsidiaries as of June 28, 2002 and June 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 15 to the financial statements, the Company has changed its method of aggregating its operating segments.

                                          BDO SEIDMAN, LLP

September 13, 2002
Woodbridge, New Jersey

                                TEKNI-PLEX, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 28, 2002   JUNE 29, 2001
                                                              -------------   -------------
                                                              (DOLLARS IN THOUSANDS, EXCEPT
                                                              SHARE AND PER SHARE AMOUNTS)
                                      ASSETS (NOTE 7)
CURRENT:
  Cash and cash equivalents.................................    $  28,199       $  44,645
  Accounts receivable, net of an allowance of $1,671 and
     $1,500 for possible losses.............................      147,198         105,316
  Inventories (Note 4)......................................      117,632         106,258
  Deferred income taxes (Note 8)............................        7,472           5,153
  Prepaid expenses and other current assets.................        5,583           5,595
                                                                ---------       ---------
     Total Current Assets...................................      306,084         266,967
Property, Plant and Equipment, Net (Note 5).................      158,118         137,008
Intangible Assets, Net of Accumulated Amortization (Note
  6)........................................................      204,252         179,616
Deferred Financing Costs, Net of Accumulated Amortization of
  $5,030 And $2,549.........................................       14,343          16,607
Deferred Income Taxes (Note 8)..............................       16,278          19,010
Other Assets................................................        1,078           2,286
                                                                ---------       ---------
                                                                $ 700,153       $ 621,494
                                                                =========       =========
                           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long term debt (Note 7)................    $  13,407       $   8,072
  Accounts payable..........................................       32,643          34,076
  Accrued payroll and benefits..............................        8,965           5,222
  Accrued interest..........................................        4,789           1,673
  Accrued integration reserve (Note 3)......................        6,755              --
  Accrued customer allowances...............................        8,214           4,904
  Accrued liabilities -- other..............................       13,877          10,542
  Income taxes payable......................................          515           3,349
                                                                ---------       ---------
     Total Current Liabilities..............................       89,165          67,838
Long-Term Debt (Note 7).....................................      679,414         670,078
Other Liabilities (Note 1)..................................       22,685          18,275
                                                                ---------       ---------
     Total Liabilities......................................      791,264         756,191
                                                                ---------       ---------
Commitments and Contingencies (Notes 8, 9 and 12)
Stockholders' Deficit:
  Common stock, $.01 par value, authorized 20,000 shares,
     issued 1088 at June 28, 2002 and 1011 at June 29,
     2001...................................................           --              --
  Additional paid-in capital................................      170,176         120,176
  Accumulated other comprehensive loss......................       (6,805)         (7,039)
  Accumulated deficit.......................................      (33,959)        (27,372)
  Less: Treasury stock at cost, 431 shares (Note 2).........     (220,523)       (220,462)
                                                                ---------       ---------
     TOTAL STOCKHOLDERS' DEFICIT............................      (91,111)       (134,697)
                                                                ---------       ---------
                                                                $ 700,153       $ 621,494
                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                                TEKNI-PLEX, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEARS ENDED
                                                         ---------------------------------------------
                                                         JUNE 28, 2002   JUNE 29, 2001   JUNE 30, 2000
                                                         -------------   -------------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Net Sales..............................................    $577,749        $525,837        $524,817
Cost of Sales..........................................     430,457         399,836         394,480
                                                           --------        --------        --------
     Gross Profit......................................     147,292         126,001         130,337
Operating Expenses:
  Selling, general and administrative..................      69,444          60,999          58,343
                                                           --------        --------        --------
     Income from Operations............................      77,848          65,002          71,994
Other Expenses:
  Interest, net........................................      70,934          76,569          38,447
  Unrealized loss on derivative contracts (Note 1).....       7,830          13,891              --
  Other (Note 10)......................................          (6)            605           4,705
                                                           --------        --------        --------
     Income (Loss) Before Provision
     (Benefit) for Income Taxes and
     Extraordinary Item................................        (910)        (26,063)         28,842
Provision (Benefit) for Income Taxes (Note 8):
  Current..............................................       4,443           4,098          12,333
  Deferred.............................................       1,234         (11,167)          2,103
                                                           --------        --------        --------
     Income (Loss) Before Extraordinary Item...........      (6,587)        (18,994)         14,406
Extraordinary Item, Net of Income Taxes (Note 2).......          --              --         (35,374)
                                                           --------        --------        --------
Net Loss...............................................    $ (6,587)       $(18,994)       $(20,968)
                                                           ========        ========        ========

          See accompanying notes to consolidated financial statements.

                                TEKNI-PLEX, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                       ACCUMULATED
                                         ADDITIONAL       OTHER
                                COMMON    PAID-IN     COMPREHENSIVE   ACCUMULATED   TREASURY
                                STOCK     CAPITAL         LOSS          DEFICIT       STOCK       TOTAL
                                ------   ----------   -------------   -----------   ---------   ---------
                                                         (DOLLARS IN THOUSANDS)
BALANCE, JULY 2, 1999.........  $  --     $ 41,075       $(1,368)      $ 12,590     $      --   $  52,297
Net loss......................     --           --            --        (20,968)           --     (20,968)
Foreign currency
  translation.................     --           --        (3,118)            --            --      (3,118)
                                                                                                ---------
Comprehensive loss............     --           --            --             --            --     (24,086)
Purchase of treasury stock....     --           --            --             --      (220,462)   (220,462)
Capital contribution..........     --       43,101            --             --            --      43,101
                                -----     --------       -------       --------     ---------   ---------
BALANCE, JUNE 30, 2000........     --       84,176        (4,486)        (8,378)     (220,462)   (149,150)
Net loss......................     --           --            --        (18,994)           --     (18,994)
Foreign currency
  translation.................     --           --        (2,553)            --            --      (2,553)
                                                                                                ---------
Comprehensive loss............     --           --            --             --            --     (21,547)
Capital contributions.........     --       36,000            --             --            --      36,000
                                -----     --------       -------       --------     ---------   ---------
BALANCE, JUNE 29, 2001........     --      120,176        (7,039)       (27,372)     (220,462)   (134,697)
Net loss......................     --           --            --         (6,587)           --      (6,587)
Foreign currency
  translation.................     --           --         3,319             --            --       3,319
Unrealized loss of pension
  plan, net of tax............     --           --        (3,085)            --            --      (3,085)
                                                                                                ---------
Comprehensive loss............     --           --            --             --            --      (6,353)
Acquisition of shares.........     --           --            --             --           (61)        (61)
Capital contributions.........     --       50,000            --             --            --      50,000
                                -----     --------       -------       --------     ---------   ---------
BALANCE, JUNE 28, 2002........  $  --     $170,176       $(6,805)      $(33,959)    $(220,523)  $ (91,111)
                                =====     ========       =======       ========     =========   =========

          See accompanying notes to consolidated financial statements.

                                TEKNI-PLEX, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 14)

                                                                          YEARS ENDED
                                                         ---------------------------------------------
                                                         JUNE 28, 2002   JUNE 29, 2001   JUNE 30, 2000
                                                         -------------   -------------   -------------
                                                                    (DOLLARS IN THOUSANDS)
Cash Flows from Operating Activities:
Net loss...............................................    $ (6,587)       $(18,994)       $ (20,968)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Depreciation.........................................      20,981          18,741           16,026
  Amortization.........................................      18,882          18,929           18,722
  Unrealized loss on derivative contracts..............       7,830          13,891
  Provision for bad debts..............................         484             250              310
  Deferred income taxes................................       1,234         (11,167)           2,103
  Loss on sale of assets...............................          --              --               62
  Extraordinary loss on extinguishment of debt, net of
     tax...............................................          --              --           35,374
  Changes in assets and liabilities, net of
     acquisitions:
     Accounts receivable...............................     (35,632)         (9,527)             186
     Inventories.......................................       4,226         (11,019)         (29,243)
     Prepaid expenses and other current assets.........         866           8,859            4,898
     Other assets......................................         (50)            (58)             205
     Accounts payable and other current liabilities....      (6,136)          2,713          (15,994)
     Income taxes payable..............................       5,419           3,349             (742)
     Other liabilities.................................      (3,595)        (19,233)          (1,454)
                                                           --------        --------        ---------
       Net Cash Provided by (used in) Operating
          Activities...................................       7,922          (3,266)           9,485
                                                           --------        --------        ---------
Cash Flows from Investing Activities:
  Acquisitions of net assets including acquisition
     costs.............................................     (63,624)         (9,233)              --
  Capital expenditures.................................     (24,653)        (17,116)         (16,258)
  Additions to intangibles.............................        (169)           (428)            (805)
  Cash proceeds from sale of assets....................          --              --              158
                                                           --------        --------        ---------
       Net Cash Used in Investing Activities...........     (88,446)        (26,777)         (16,905)
                                                           --------        --------        ---------
Cash Flows from Financing Activities:
  Net borrowings (repayments) under line of credit.....     (19,000)         35,000           (2,030)
  Proceeds from long-term debt.........................      40,747              --          645,232
  Repayments of long-term debt.........................      (7,440)         (8,820)        (448,631)
  Proceeds from capital contributions..................      50,000          36,000           43,101
  Debt financing costs.................................        (154)             --          (18,897)
  Purchase of treasury stock...........................         (61)             --         (220,462)
                                                           --------        --------        ---------
       Net Cash Provided by (used in) Financing
          Activities...................................      64,092          62,180           (1,687)
                                                           --------        --------        ---------
Effect of Exchange Rate Changes on Cash................         (14)            (17)            (485)
                                                           --------        --------        ---------
Net Increase (Decrease) in Cash and Cash Equivalents...     (16,446)         32,120           (9,592)
Cash, Beginning of Period and Cash Equivalents.........      44,645          12,525           22,117
                                                           --------        --------        ---------
Cash, End of Period and Cash Equivalents...............    $ 28,199        $ 44,645        $  12,525
                                                           ========        ========        =========

          See accompanying notes to consolidated financial statements.

                                TEKNI-PLEX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.  SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

     Tekni-Plex, Inc. and its subsidiaries ("Tekni-Plex" or the "Company") is a global, diversified manufacturer of packaging, packaging products, and materials as well as tubing products. We primarily serve the food, healthcare and consumer markets. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under two primary business groups: Packaging and Tubing Products.

CONSOLIDATION POLICY

     The consolidated financial statements include the financial statements of Tekni-Plex, Inc. and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

INTANGIBLE ASSETS

     The Company amortizes the excess of cost over the fair value of net assets acquired on a straight-line basis over 15 years, and the cost of acquiring certain patents, trademarks, and customer lists over seventeen, five and ten years, respectively. Recoverability is evaluated periodically based on the expected undiscounted net cash flows of the related businesses.

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

                                TEKNI-PLEX, INC.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are recorded to cost of sales.

RESEARCH AND DEVELOPMENT

     Research and development expenditures for the Company's projects are expensed as incurred.

TREASURY STOCK

     Treasury Stock is recorded at cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

FISCAL YEAR-END

     The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The years ended June 28, 2002, June 29, 2001, and June 30, 2000 contained 52 weeks each.

RECLASSIFICATIONS

     Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of international subsidiaries are translated at year end exchange rates and related translation adjustments are reported as a component of stockholders' deficit. The statement of operations accounts are translated at the average rates during the period.

LONG-LIVED ASSETS

     Long-lived assets, such as goodwill, customer lists and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value. No impairment losses have been recorded through June 28, 2002.

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

     In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting under FASB 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized loss from derivative instruments in the Consolidated Statements of Operations. Currently these are the only derivative instruments held by Tekni-Plex as of June 28, 2002. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

     As of July 1, 2000, Tekni-Plex had interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on a 3 month dollar LIBOR on an aggregate of $29,000 amount of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these swap contracts, Tekni-Plex also purchased an interest rate cap. The aggregate fair market value of these interest rate swap and cap contracts was $(21,721) and $(13,891) on June 28, 2002 and June 29, 2001, respectively, and is included in other liabilities on the Consolidated Balance Sheet. For the years ended June 28, 2002 and June 29, 2001, Tekni-Plex incurred realized losses of $7,939 and $1,806, respectively, which have been reflected in interest expense.

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

                                TEKNI-PLEX, INC.

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

     The Company's previous business combinations were accounted for using the purchase method. As of June 28, 2002, the net carrying amount of goodwill for acquisitions prior to July 1, 2001 is $164,100 and other intangible assets are $600. Amortization expense during the year ended June 28, 2002 was $15,500 related to those acquisitions. The acquisition of the Swan garden hose division of Mark IV Industries, Inc. was accounted for as a purchase. The acquisition resulted in customer lists and goodwill of $3,900 and $36,200, respectively. In accordance with SFAS 142, the Swan goodwill is not being amortized. Amortization of customer lists was approximately $600 for the year ended June 28, 2002. If the Company had adopted SFAS 142 on July 2, 1999, the Company's net loss for each of the three years in the period ended June 28, 2002 would have been as follows:

                                                         JUNE 28,   JUNE 29,   JUNE 20,
                                                           2002       2001       2000
                                                         --------   --------   --------
Net income (loss) before extraordinary item, as
  previously reported..................................  $(6,587)   $(18,994)  $14,406
Add amortization, net of tax...........................    9,299       9,299     9,315
Adjusted net income(loss)..............................  $ 2,712    $ (9,695)  $23,721

     The Company has not yet completed its transitional analysis of goodwill, and has therefore not yet determined the impact, if any, the adoption of SFAS 142 will have on the carrying amount of goodwill or the results of operations, other then discussed above.

     In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 144 supercedes SFAS 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

     SFAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS 144 generally are to be applied prospectively. The Company is currently assessing the impact SFAS 144 will have on its financial position and results of operations.

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

                                TEKNI-PLEX, INC.

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

     These transactions were funded by $43,101 of new equity, $275,000 12 3/4% Senior Subordinated Notes (see Note 7(b)) and initial borrowings of $374,000 on a $444,000 Senior Credit Facility (see Note 7(a)).

3.  ACQUISITIONS

     In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The allocation of the purchase price was as follows:

Assets:
Accounts receivable.........................................  $ 7,184
Inventory...................................................   15,600
Deferred taxes..............................................    4,350
Fixed Assets................................................   17,568
Customer lists..............................................    3,900
Goodwill....................................................   36,228
                                                              -------
Total Assets................................................   84,830
Liabilities:
Accounts payable and accrued expenses.......................   11,230
Integration reserve.........................................   10,000
                                                              -------
Net Investment..............................................  $63,600
                                                              =======

                                TEKNI-PLEX, INC.

     The components of the Integration reserve and activity through June 28, 2002 is as follows:

                                                    OCTOBER   COST CHARGED      BALANCE
                                                     2001      TO RESERVE    JUNE 28, 2002
                                                    -------   ------------   -------------
Cost to close duplicate facilities................  $ 3,500      $1,340         $2,160
Reduction in personnel and related costs..........    2,100         718          1,382
Legal and environmental...........................    1,275          40          1,245
Manufacturing reconfiguration.....................    1,455         175          1,275
Other.............................................    1,670         972            698
                                                    -------      ------         ------
                                                    $10,000      $3,245         $6,755
                                                    =======      ======         ======

     The remaining personnel related costs will be paid over the next four-six months, lease payments on duplicate warehouse facilities will extend over the next two years and the manufacturing reconfiguration is expected to be completed during the next year.

     The following table represents the unaudited proforma results of operations as though the acquisition of Swan occurred on July 1, 2000. Since Swan was purchased subsequent to July 1, 2001, no amortization of goodwill has been reflected for the years ended June 28, 2002 or June 29, 2001 in accordance with SFAS 142.

                                                               YEAR ENDED      YEAR ENDED
                                                              JUNE 28, 2002   JUNE 29, 2001
                                                              -------------   -------------
Net sales...................................................    $589,045        $602,593
Income from operations......................................      75,863          73,305
Loss before income taxes....................................      (2,895)        (17,760)
                                                                ========        ========

     In November 2000, the Company purchased certain assets of Super Plastics Division ("Super Plastics") of RCR International, Inc., for approximately $10,200. The acquisition was recorded under the purchase method, whereby Super Plastics' net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. As a result of the acquisition, goodwill of approximately $5,500 has been recorded, which is being amortized over 15 years. In connection with the acquisition, the Company established a reserve of $2,600. The reserve was comprised of the costs to close a duplicate facility and terminate employees. There was no balance remaining in this reserve at June 29, 2001.

4.  INVENTORIES

     Inventories are summarized as follows:

                                                              JUNE 28,   JUNE 29,
                                                                2002       2001
                                                              --------   --------
Raw materials...............................................  $ 37,727   $ 33,971
Work-in-process.............................................     8,621      7,812
Finished goods..............................................    71,284     64,475
                                                              --------   --------
                                                              $117,632   $106,258
                                                              ========   ========

                                TEKNI-PLEX, INC.

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                     JUNE 28,   JUNE 29,    ESTIMATED
                                                       2002       2001     USEFUL LIVES
                                                     --------   --------   ------------
Land...............................................  $ 21,256   $ 15,390
Building and improvements..........................    47,383     34,886   30-40 years
Machinery and equipment............................   163,909    139,591    5-10 years
Furniture and fixtures.............................     7,125      6,176    5-10 years
Construction in progress...........................     8,663     10,115
                                                     --------   --------
                                                      248,336    206,158
Less: Accumulated depreciation.....................    90,218     69,150
                                                     --------   --------
                                                     $158,118   $137,008
                                                     ========   ========

6.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              JUNE 28,   JUNE 29,
                                                                2002       2001
                                                              --------   --------
Goodwill....................................................  $278,006   $241,311
Customer lists..............................................     3,900         --
Patents.....................................................       745        576
                                                              --------   --------
                                                               282,651    241,887
Less: Accumulated amortization..............................    78,399     62,271
                                                              --------   --------
                                                              $204,252   $179,616
                                                              ========   ========

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              JUNE 28,   JUNE 29,
                                                                2002       2001
                                                              --------   --------
Senior Debt(a):
  Revolving line of credit..................................  $ 46,000   $ 65,000
  Term notes................................................   329,120    336,560
Senior Subordinated Notes issued June 21, 2000 at 12 3/4%,
  due June 15, 2010 (less unamortized discount of $3,015 and
  $3,391)(b)................................................   271,985    271,609
Senior Subordinated Notes issued May 2002 at 12 3/4%, due
  June 15, 2010 (less unamortized premium of $588)(b).......    40,588         --
Other, primarily foreign term loans, with interest rates
  ranging from 4.44% to 5.44% and maturities from 2003 to
  2010......................................................     5,128      4,981
                                                              --------   --------
                                                               692,821    678,150
Less: Current maturities....................................    13,407      8,072
                                                              --------   --------
                                                              $679,414   $670,078
                                                              ========   ========

                                TEKNI-PLEX, INC.

A) SENIOR DEBT

     The Company has a Senior Debt agreement, which includes a $100,000 revolving credit agreement, and two term loans in the original aggregate amount of $344,000. The proceeds of the credit agreement were used as part of the Recapitalization (Note 2). These loans are senior to all other indebtedness and are collateralized by substantially all the assets of the Company. The debt agreement includes various covenants including compliance with customary financial ratios. The Company is in compliance with all such financial covenants.

  REVOLVING CREDIT AGREEMENT

     Borrowings under the agreement may be used for general corporate purposes with $54,000 of additional borrowings available at June 28, 2002. Interest, at the Company's option, is charged at the Prime Rate, plus the Applicable Base Rate Margin (initially 2%) or the Adjusted LIBOR Rate, as defined, plus the Applicable Euro-Dollar Margin (initially 3%). The Applicable Base Rate Margin and Applicable Euro-Dollar Margin can be reduced by up to 1.25 % based on the maintenance of certain leverage ratios. At June 28, 2002 the balance of $46,000 outstanding was borrowed at 4.875% At June 29, 2001, the rates charged were at various rates ranging from 6.754% to 8.75%. The Revolving Credit Agreement expires in June 2006.

  TERM LOAN A

     Borrowings under this loan, in the original amount of $100,000, were used in connection with the Recapitalization. Interest is payable quarterly at the same rates and margins discussed above under the Revolving Credit Agreement, 5.0% and 7.5% at June 28, 2002 and June 29, 2001, respectively. Principal is currently payable in quarterly installments of $1,250. The quarterly installments subsequently increase with payments totaling $70,000 due in the final two years in the period ending in June 2006.

  TERM LOAN B

     Borrowings under this loan in the original amount of $244,000 were used in connection with the Recapitalization. Interest is payable quarterly at the same rate discussed above, except the Applicable Base Rate Margin is initially 2.5% and the Applicable Euro-Dollar Margin is initially 3.5%. Rates of 5.5% and 7.25% were charged at June 28, 2002 and June 29, 2001, respectively. In addition, the Applicable Base Rate and Applicable Euro-Dollar Margin can be reduced by .5% based on the maintenance of certain leverage ratios. Principal is currently payable in quarterly installments of $610. The quarterly installments subsequently increase with payments totaling $229,000 due in the final two years in the period ending in June 2008.

B) SENIOR SUBORDINATED NOTES ISSUED JUNE 2000 AND MAY 2002

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

     On May 6, 2002, the Company issued an additional $40,000 of 12 3/4% Senior Subordinated Notes plus a premium of $600, the proceeds of which were used to repay borrowings under the revolving credit facility. The

                                TEKNI-PLEX, INC.

premium is being amortized over the term of the notes on the interest method. These notes have the same terms and maturity as the June 2000 notes discussed above.

     Principal payments on long-term debt over the next five years and thereafter are as follows:

2003........................................................  $ 13,407
2004........................................................    12,915
2005........................................................    37,915
2006........................................................    83,915
2007........................................................   114,975
Thereafter..................................................   432,121
                                                              ========

The Company believes the recorded value of long-term debt approximates fair value based on current rates available to the Company 8. INCOME TAXES

     The provision for income taxes, excluding the income tax benefit associated with the extraordinary item in 2000, is summarized as follows:

                                                                   YEARS ENDED
                                                          ------------------------------
                                                          JUNE 28,   JUNE 29,   JUNE 30,
                                                            2002       2001       2000
                                                          --------   --------   --------
Current:
  Federal...............................................   $  259    $     --   $ 7,763
  Foreign...............................................    2,180       3,984     3,554
  State and local.......................................    2,004         114     1,016
                                                           ------    --------   -------
                                                            4,443       4,098    12,333
                                                           ------    --------   -------
Deferred:
  Federal...............................................      474      (9,945)    1,756
  Foreign...............................................      676        (370)      217
  State and local.......................................       84        (852)      130
                                                           ------    --------   -------
                                                            1,234     (11,167)    2,103
                                                           ------    --------   -------
Provision (benefit) for income taxes....................   $5,677    $ (7,069)  $14,436
                                                           ======    ========   =======

     The components of income (loss) before income taxes are as follows:

                                                                  YEARS ENDED
                                                         ------------------------------
                                                         JUNE 28,   JUNE 29,   JUNE 30,
                                                           2002       2001       2000
                                                         --------   --------   --------
Domestic...............................................  $(9,448)   $(38,116)  $20,150
Foreign................................................    8,538      12,053     8,692
                                                         -------    --------   -------
                                                         $  (910)   $(26,063)  $28,842
                                                         =======    ========   =======

                                TEKNI-PLEX, INC.

     The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                    YEARS ENDED
                                                           ------------------------------
                                                           JUNE 28,   JUNE 29,   JUNE 30,
                                                             2002       2001       2000
                                                           --------   --------   --------
Provision (benefit) for Federal income taxes at statutory
  rate...................................................   $ (309)   $(8,861)   $ 9,806
State and local income taxes, net of Federal benefit.....    1,427       (677)       756
Non-deductible goodwill amortization.....................    3,647      2,785      2,310
Foreign tax rates in excess of Federal tax rate..........      874       (470)       785
Other, net...............................................       38        154        779
                                                            ------    -------    -------
Provision (benefit) for income taxes.....................   $5,677    $(7,069)   $14,436
                                                            ======    =======    =======

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              JUNE 28,   JUNE 29,
                                                                2002       2001
                                                              --------   --------
Current deferred taxes:
  Allowance for doubtful accounts...........................  $  1,309   $    582
  Inventory.................................................     1,928      1,190
  Net operating loss carryforwards..........................     1,402      3,201
  Accrued expenses..........................................     2,833        180
                                                              --------   --------
     Total current deferred tax assets......................  $  7,472   $  5,153
                                                              ========   ========
Long-term deferred taxes:
  Net operating loss carryforwards..........................  $ 29,836   $ 39,593
  Accrued pension and post-retirement.......................     1,365      1,457
  Unrealized loss on derivative contracts...................     8,254      5,360
  Unrealized loss of pension plan...........................     1,890         --
  Difference in book vs. tax basis of assets................    (1,500)    (3,028)
  Accelerated tax vs. book depreciation.....................   (18,419)   (19,292)
  Other expenses............................................       652        620
                                                              --------   --------
     Total long-term net deferred tax assets................    22,078     24,710
Valuation allowance.........................................    (5,800)    (5,700)
                                                              --------   --------
Total long-term net deferred tax assets.....................  $ 16,278   $ 19,010
                                                              ========   ========

NET OPERATING LOSSES

     The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss ("NOL") carryforwards of approximately $81,369. These NOL's expire at various dates from 2009 through 2021. Approximately $80,000 of the NOL's are as a result of the acquisition of PureTec in 1997 (the "PureTec NOL's"). The PureTec NOL's are subject to IRC
Section 382 change of ownership annual limitation of approximately $5,900.

     The Company and its U.S. subsidiaries would need to realize taxable income of not less than $15,000 through to 2009, and not less than $80,000 through 2013 in order to fully realize the benefit of the NOL carryforwards. The net long-term domestic deferred tax assets have been subjected to a valuation allowance of

                                TEKNI-PLEX, INC.

$5,000 since management believes it is more likely than not that a portion of the NOL balance will not be realized as a result of the various limitations on their usage, discussed above.

     In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland. Through fiscal 2002 losses aggregated $2,500 which have no expiration date. The Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts.

9.  EMPLOYEE BENEFIT PLANS

(A) SAVINGS PLANS

     i. The Company maintains a discretionary 401(k) plan covering all eligible employees with at least one year of service Contributions to the plan were determined annually by the Board of Directors.

     The Company will determine matching contributions to the plan each year not to exceed 2% of the employee's eligible compensation. Contributions for the fiscal years ended June 28, 2002, June 29, 2001 and June 30, 2000 amounted to approximately $1,130, $863 and $996, respectively.

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

     The components of net periodic pension costs are as follows:

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JUNE 28, 2002   JUNE 29, 2001   JUNE 30, 2000
                                                 -------------   -------------   -------------
Service cost...................................     $  105          $  105           $ 117
Interest cost on projected benefit
  obligation...................................        400             393             390
Expected actual return on plan assets..........       (494)           (494)           (492)
                                                    ------          ------           -----
Net pension cost...............................     $   11          $    4           $  15
                                                    ======          ======           =====
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of
  period.......................................     $5,600          $5,334
Service cost...................................        105             105
Interest cost..................................        400             393
Plan amendments................................        111              --
Actuarial loss.................................        145              38
Benefits paid..................................       (327)           (270)
                                                    ------          ------
Projected benefit obligation, end of period....     $6,034          $5,600
                                                    ======          ======
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of
  period.......................................     $5,440          $5,550
Actual return on plan assets...................       (179)              3
Company contributions..........................        233             157
Benefits paid..................................       (327)           (270)
                                                    ------          ------
Plan assets at fair value, end of period.......     $5,167          $5,440
                                                    ======          ======

                                TEKNI-PLEX, INC.

     The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                                              JUNE 28,   JUNE 29,
                                                                2002       2001
                                                              --------   --------
Funded status of the plan...................................   $ (867)    $(160)
Unrecognized prior service cost.............................      111        --
Unrecognized net loss.......................................    1,494       676
                                                               ------     -----
Prepaid pension cost........................................   $  738     $ 516
                                                               ======     =====

     The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7.0% and 7 1/2% at June 28, 2002 and June 29, 2001.

     During 2002, the Company recorded an unrecognized pension liability of $1,494 as an accumulated other comprehensive loss adjustment to stockholders' equity. This amount represents a portion of the unrecognized net actuarial loss for the year ending June 28, 2002 as a result of investment return less than the actuarial assumption.

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

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JUNE 28, 2002   JUNE 29, 2001   JUNE 30, 2000
                                                 -------------   -------------   -------------
Service cost...................................      $  --           $  --           $  --
Interest cost on projected benefit
  obligation...................................        787             750             704
Expected actual return on plan assets..........       (931)           (978)           (986)
                                                     -----           -----           -----
Net pension cost...............................      $(144)          $(228)          $(282)
                                                     =====           =====           =====

                                                               YEAR ENDED      YEAR ENDED
                                                              JUNE 28, 2002   JUNE 29, 2001
                                                              -------------   -------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period...........     $10,501         $ 9,978
Interest cost...............................................         762             750
Actuarial loss..............................................         525             204
Benefits paid...............................................        (514)           (431)
                                                                 -------         -------
Projected benefit obligation, end of period.................     $11,274         $10,501
                                                                 =======         =======
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period..............     $10,545         $11,055
Actual return on plan assets................................        (492)            (79)
Benefits paid...............................................        (514)           (431)
                                                                 -------         -------
Plan assets at fair value, end of period....................     $ 9,539         $10,545
                                                                 =======         =======

                                TEKNI-PLEX, INC.

     The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                                              JUNE 28,   JUNE 29,
                                                                2002       2001
                                                              --------   --------
Funded status of the plan...................................  $(1,735)    $   44
Unrecognized net loss.......................................    3,480      1,557
                                                              -------     ------
Prepaid pension cost........................................  $ 1,745     $1,601
                                                              =======     ======

     The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 7.0% and 7 1/2% at June 28, 2002 and June 29,2001.

     During 2002, the Company recorded an unrecognized pension liability of $3,480 as an accumulated other comprehensive loss adjustment to stockholders' equity. This amount represents a portion of the unrecognized net actuarial loss for the year ending June 28, 2002 as a result of investment return less than the actuarial assumption.

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

(C) POST-RETIREMENT BENEFITS

     In addition to providing pension benefits, the Company also sponsors the Burlington Retiree Welfare Plan, which provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement healthcare benefits paid for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 amounted to $177, $182 and $130, respectively.

                                TEKNI-PLEX, INC.

     Net periodic post-retirement benefit costs are as follows:

                                                  YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                 JUNE 28, 2002   JUNE 29, 2001   JUNE 30, 2000
                                                 -------------   -------------   -------------
Service cost...................................     $   55          $   45           $ 45
Interest cost..................................        206             179            155
Transition obligation..........................         34               4             --
                                                    ------          ------           ----
  Net post-retirement benefit cost.............     $  295          $  228           $200
                                                    ======          ======           ====
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of
  period.......................................     $2,847          $2,457
Service cost...................................         55              45
Interest cost..................................        206             179
Actuarial loss.................................        690             348
Benefits paid..................................       (177)           (182)
                                                    ------          ------
Projected benefit obligation, end of period....     $3,621          $2,847
                                                    ======          ======
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of
  period.......................................     $   --          $   --
Company contributions..........................        177             182
Benefits paid..................................       (177)           (182)
                                                    ------          ------
Plan assets at fair value, end of period.......     $   --          $   --
                                                    ======          ======

     The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                                               YEAR ENDED      YEAR ENDED
                                                              JUNE 28, 2002   JUNE 29, 2001
                                                              -------------   -------------
Funded status of the plan...................................     $(3,621)        $(2,847)
Unrecognized loss...........................................       1,286             630
                                                                 -------         -------
Accrued post retirement cost................................     $(2,335)        $(2,217)
                                                                 =======         =======

     The accumulated post-retirement benefit obligation was deter-mined using a 7.0% and 7 1/2% discount rate for the periods presented. The healthcare cost trend rate for medical benefits was assumed to be 6%. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $282 and $295 and increase the service and interest components by $24 and $27 at June 28, 2002 and June 29, 2001, respectively.

10.  RELATED PARTY TRANSACTIONS

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

11.  STOCK OPTIONS

     In January 1998, the Company adopted an incentive stock plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, 45.75206 shares are available for awards to employees of the Company. Options will be

                                TEKNI-PLEX, INC.

granted at fair market value on the date of grant. As of July 2, 1999 options to purchase 38.17 shares of common stock were outstanding with an average exercise price of $177. During 2001 and 2000 options were granted to purchase 4.02 and
1.27 shares of common stock at weighted-average exercise prices of $559 and $508 per share, respectively. The options are subject to vesting provisions, as determined by the Board of Directors, and generally vest 100% five years from grant date and expire 10 years from date of grant. In connection with the Recapitalization 25.16363 options with an exercise price of $154 were cancelled.

     At June 28, 2002, no options were exercisable and no options have been exercised or forfeited as of June 28, 2002.

     The Company applies APB Opinion 25 and related interpretations in accounting for these options. Accordingly, no compensation cost has been recognized. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS Statement 123, the Company's income (loss) before extraordinary items would have been reduced (increased) to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 4.0% and 5.7% for the 2001 and 2000 options, respectively, expected volatility of zero, a dividend yield of zero and expected lives of 8 years.

                                                                  YEARS ENDED
                                                         ------------------------------
                                                         JUNE 28,   JUNE 29,   JUNE 30,
                                                           2002       2001       2000
                                                         --------   --------   --------
Income (loss) before extraordinary item:
  As reported..........................................  $(6,587)   $(18,994)  $14,406
                                                         =======    ========   =======
  Pro forma............................................  $(6,725)   $(19,093)  $14,343
                                                         =======    ========   =======

12.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     (a) The Company leases building space and certain equipment in approximately 20 locations throughout the United States, Canada and Europe. At June 28, 2002, the Company's future minimum lease payments are as follows:

2003........................................................  $ 7,921
2004........................................................    5,698
2005........................................................    4,278
2006........................................................    4,132
2007........................................................    4,000
Thereafter..................................................   14,703
                                                              -------
                                                              $40,732
                                                              =======

     Rent expense, including escalation charges, amounted to approximately $6,665, $5,308 and $4,427 for the years ended June 28, 2002 and June 29, 2001 and June 30, 2000, respectively.

     (b) The Company has employment contracts with two employees, providing minimum salaries of $7,500 with no mandatory bonuses. The salaries will increase 10% annually until the agreements expire on July 1, 2005. Salaries and bonuses for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 amounted to $8,250, $7,500 and $8,733.

                                TEKNI-PLEX, INC.

CONTINGENCIES

     (a) The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

13.  CONCENTRATIONS OF CREDIT RISKS

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

     The Company maintains demand deposits at several major banks throughout the United States Canada and Europe. As part of its cash management process, the Company periodically reviews the credit standing of these banks.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

(A) CASH PAID

                                                                  YEARS ENDED
                                                         ------------------------------
                                                         JUNE 28,   JUNE 29,   JUNE 30,
                                                           2002       2001       2000
                                                         --------   --------   --------
Interest...............................................  $65,831    $74,568    $102,359
                                                         =======    =======    ========
Income taxes...........................................  $ 2,771    $ 1,661    $  7,540
                                                         =======    =======    ========

(B) NON-CASH FINANCING AND INVESTING ACTIVITIES

     The Company purchased certain assets of Swan effective October 2001, for approximately $63,600 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired...............................  $ 48,602
Goodwill....................................................    36,228
Purchase price..............................................   (63,600)
                                                              --------
Liabilities assumed.........................................  $ 21,230
                                                              ========

     The Company purchased certain assets of RCR International, Inc. effective November 2000, for approximately $10,226 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired...............................  $  7,314
Goodwill....................................................     5,558
Purchase price..............................................   (10,226)
                                                              --------
Liabilities assumed.........................................  $  2,646
                                                              ========

15.  SEGMENT INFORMATION

     Tekni-Plex management reviews its operating plants to evaluate performance and allocate resources. As a result, beginning in fiscal year 2002, Tekni-Plex has aggregated its operating plants into two industry segments: Tubing Products and Packaging. The Tubing Products segment principally produces garden and irrigation

                                TEKNI-PLEX, INC.

hose, medical tubing and pool hose. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins, have been reflected in Other. The Tubing Products and Packaging segments have operations in the United States, Europe and Canada. The other segment has operations in the United States. The prior years have been restated to conform to this presentation.

     Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                              TUBING
YEAR END JUNE 28, 2002                       PRODUCTS   PACKAGING    OTHER      TOTALS
----------------------                       --------   ---------   --------   --------
Revenues from external customers...........  $235,494   $234,694    $107,561   $577,749
Interest expense...........................    31,851     24,703      14,380     70,934
Depreciation and amortization..............    12,117     19,221       7,478     38,816
Segment income from operations.............    44,187     43,892       6,622     94,701
Segment assets.............................   334,710    222,798     130,050    687,558
Expenditures for segment fixed assets......     5,023      7,390       4,473     16,886
                                             ========   ========    ========   ========

                                              TUBING
YEAR END JUNE 29, 2001                       PRODUCTS   PACKAGING    OTHER      TOTALS
----------------------                       --------   ---------   --------   --------
Revenues from external customers...........  $174,525   $236,622    $114,690   $525,837
Interest expense...........................    27,795     29,156      20,020     76,971
Depreciation and amortization..............    10,502     19,359       7,531     37,392
Segment income from operations.............    30,430     39,857       7,333     77,620
Segment assets.............................   225,425    232,944     145,922    604,301
Expenditures for segment fixed assets......     4,093      7,492       5,531     17,116
                                             ========   ========    ========   ========

                                              TUBING
YEAR END JUNE 30, 2000                       PRODUCTS   PACKAGING    OTHER      TOTALS
----------------------                       --------   ---------   --------   --------
Revenues from external customers...........  $177,582   $226,592    $120,643   $524,817
Interest expense...........................    13,551     14,541      10,355     38,447
Depreciation and amortization..............     9,449     17,430       7,659     34,538
Segment income from operations.............    32,387     42,936       9,373     84,696
Segment assets.............................   182,619    235,310     135,953    553,882
Expenditures for segment fixed assets......     2,002      8,040       6,216     16,258
                                             ========   ========    ========   ========

                                TEKNI-PLEX, INC.

                                                       JUNE 28,   JUNE 29,   JUNE 30,
                                                         2002       2001       2000
                                                       --------   --------   --------
PROFIT OR LOSS
Total operating profit for reportable segments before
  income taxes.......................................  $ 94,701   $ 77,620   $ 84,696
Corporate and eliminations...........................   (16,853)   (12,618)   (12,702)
                                                       --------   --------   --------
                                                       $ 77,848   $ 65,002   $ 71,994
                                                       ========   ========   ========
ASSETS
Total assets from reportable segments................  $687,558   $604,301   $553,882
Other unallocated amounts............................    12,595     17,193     20,907
                                                       --------   --------   --------
     Consolidated total..............................  $700,153   $621,494   $574,789
                                                       ========   ========   ========
DEPRECIATION AND AMORTIZATION
Segment totals.......................................  $ 38,816   $ 37,392   $ 34,538
Corporate............................................     1,047        278        210
                                                       --------   --------   --------
     Consolidated total..............................  $ 39,863   $ 37,670   $ 34,748
                                                       ========   ========   ========
REVENUES
GEOGRAPHIC INFORMATION
United States........................................  $516,873   $466,804   $477,489
Foreign..............................................    60,876     59,033     47,328
                                                       --------   --------   --------
  Total..............................................  $577,749   $525,837   $524,817
                                                       ========   ========   ========
LONG-LIVED ASSETS
GEOGRAPHIC INFORMATION
United States........................................  $360,929   $307,328   $323,691
Foreign..............................................    44,250     42,308     29,250
                                                       --------   --------   --------
  Total..............................................  $405,179   $349,636   $352,941
                                                       ========   ========   ========

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

     For the year ended June 28, 2002, no single customer represented at least 10% of sales nor did any customer represent at least 10% of accounts receivable at June 28, 2002.

     No customer represented 10% or more of total sales during the year ended June 29, 2001 and one customer represented 10% of sales during the year ended June 30, 2000.

     Garden Hose products represented 33%, 24% and 23% of sales in fiscal years 2002, 2001 and 2000, respectively. Foam egg cartons represented 11%, 13% and 11% of sales in fiscal year 2002, 2001 and 2000, respectively. It is impractical for the Company to provide further product line information. However, no other product lines represented 10% or more of revenues in any years presented.

                                TEKNI-PLEX, INC.

16.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Tekni-Plex, Inc. issued 12 3/4% Senior Subordinated Notes in June 2000 and May 2002. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. The guarantor subsidiaries are 100% owned by the issuer. The guaranties are full and unconditional and joint and several. There are no restrictions on the transfer of funds from guarantor subsidiaries to the issuer. The following condensed consolidating financial statements present separate information for Tekni-Plex (the "Issuer") and its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors").

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS --
                        FOR THE YEAR ENDED JUNE 28, 2002

                                                                               NON-
                                                     ISSUER    GUARANTORS   GUARANTORS    TOTAL
                                                    --------   ----------   ----------   --------
Sales, net........................................  $160,252    $356,621     $60,876     $577,749
Cost of sales.....................................   116,130     270,380      43,947      430,457
                                                    --------    --------     -------     --------
Gross profit......................................    44,122      86,241      16,929      147,292
Selling, general and administrative...............    39,610      23,464       6,370       69,444
                                                    --------    --------     -------     --------
Income from operations............................     4,512      62,777      10,559       77,848
Interest expense, net.............................    70,881        (101)        154       70,934
Unrealized loss on derivative contract............     7,830          --          --        7,830
Other expense (income)............................      (756)     (1,155)      1,905           (6)
                                                    --------    --------     -------     --------
Income (loss) before provision for income taxes...   (73,443)     64,033       8,500         (910)
Provision (benefit) for income taxes..............   (25,979)     28,597       3,059        5,677
                                                    --------    --------     -------     --------
Net income (loss).................................  $(47,464)   $ 35,436     $ 5,441     $ (6,587)
                                                    ========    ========     =======     ========

                    CONDENSED CONSOLIDATING BALANCE SHEET --
                                AT JUNE 28, 2002

                                                                   NON-
                                        ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                       ---------   ----------   ----------   ------------   ---------
CURRENT ASSETS.......................  $  44,828    $209,798     $51,458      $      --     $ 306,084
Property, plant and equipment, net...     41,704      95,366      21,048             --       158,118
Intangible assets....................      7,907     184,093      12,252             --       204,252
Investment in subsidiaries...........    498,518          --          --       (498,518)           --
Deferred financing costs, net........     14,134          --         209             --        14,343
Deferred taxes.......................     20,177          --      (3,899)            --        16,278
Other long-term assets...............     74,008     236,444      12,094       (321,468)        1,078
                                       ---------    --------     -------      ---------     ---------
  TOTAL ASSETS.......................  $ 701,276    $725,701     $93,162      $(819,986)    $ 700,153
                                       =========    ========     =======      =========     =========
CURRENT LIABILITIES..................  $  29,889    $ 42,563     $16,713      $      --     $  89,165
Long-term debt.......................    675,253          --       4,161             --       679,414
Other long-term liabilities..........     80,460     229,752      33,941       (321,468)       22,685
                                       ---------    --------     -------      ---------     ---------
  TOTAL LIABILITIES..................    785,602     272,315      54,815       (321,468)      791,264
                                       ---------    --------     -------      ---------     ---------

                                TEKNI-PLEX, INC.

                                                                   NON-
                                        ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                       ---------   ----------   ----------   ------------   ---------
Additional paid-in capital...........    170,156     296,784      15,656       (312,420)      170,176
Retained earnings (accumulated
  deficit)...........................    (33,959)    159,960      26,138       (186,098)      (33,959)
Accumulated other comprehensive
  loss...............................         --      (3,358)     (3,447)            --        (6,805)
Treasury stock.......................   (220,523)         --          --             --      (220,523)
                                       ---------    --------     -------      ---------     ---------
     TOTAL STOCKHOLDERS' DEFICIT.....    (84,326)    453,386      38,347       (498,518)      (91,111)
                                       ---------    --------     -------      ---------     ---------
     TOTAL LIABILITIES AND
       STOCKHOLDERS' DEFICIT.........  $ 701,276    $725,701     $93,162      $(819,986)    $ 700,153
                                       =========    ========     =======      =========     =========

                     CONDENSED CONSOLIDATING CASH FLOWS --
                        FOR THE YEAR ENDED JUNE 28, 2002

                                                                               NON-
                                                     ISSUER    GUARANTORS   GUARANTORS    TOTAL
                                                    --------   ----------   ----------   --------
Net cash provided by (used in) operating
  activities:.....................................  $(31,450)   $ 35,167     $ 4,205     $  7,922
                                                    --------    --------     -------     --------
Cash flows from investing activities:
  Acquisitions....................................        --     (63,624)         --      (63,624)
  Capital expenditures............................   (11,147)    (11,421)     (2,085)     (24,653)
  Additions to intangibles........................      (169)         --          --         (169)
                                                    --------    --------     -------     --------
Net cash used in investing activities.............   (11,316)    (75,045)     (2,085)     (88,446)
                                                    --------    --------     -------     --------
Cash flows from financing activities:
  Net borrowings (repayment) under line of
     credit.......................................   (19,000)         --          --      (19,000)
  Proceeds from long-term debt....................    40,600          --         147       40,747
  Repayment of long-term debt.....................    (7,440)         --          --       (7,440)
  Proceeds from capital contribution..............    50,000          --          --       50,000
  Deferred financing costs........................      (154)         --          --         (154)
  Purchase of Treasury Stock......................       (61)         --          --          (61)
Change in intercompany accounts...................   (45,034)     45,217        (183)          --
                                                    --------    --------     -------     --------
Net cash provided by financing activities.........    18,911      45,217         (36)      64,092
                                                    --------    --------     -------     --------
Effect of exchange rate changes on cash...........        --          --         (14)         (14)
                                                    --------    --------     -------     --------
Net increase (decrease) in cash...................   (23,855)      5,339       2,070      (16,446)
Cash, beginning of period.........................    32,890       5,321       6,434       44,645
                                                    --------    --------     -------     --------
Cash, end of period...............................  $  9,035    $ 10,660     $ 8,504     $ 28,199
                                                    ========    ========     =======     ========

                                TEKNI-PLEX, INC.

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS --
                        FOR THE YEAR ENDED JUNE 29, 2001

                                                                               NON-
                                                     ISSUER    GUARANTORS   GUARANTORS    TOTAL
                                                    --------   ----------   ----------   --------
Sales, net........................................  $161,854    $304,950     $59,033     $525,837
Cost of sales.....................................   121,521     239,144      39,171      399,836
                                                    --------    --------     -------     --------
Gross profit......................................    40,333      65,806      19,862      126,001
Selling, general and administrative...............    38,295      17,320       5,384       60,999
                                                    --------    --------     -------     --------
Income from operations............................     2,038      48,486      14,478       65,002
Interest expense, net.............................    76,958        (318)        (71)      76,569
Unrealized loss on derivative contract............    13,891          --          --       13,891
Other expense (income)............................    (1,119)      1,063         661          605
                                                    --------    --------     -------     --------
Income (loss) before provision (benefit) for
  income taxes....................................   (87,692)     47,741      13,888      (26,063)
Provision (benefit) for income taxes..............   (16,574)      5,532       3,973       (7,069)
                                                    --------    --------     -------     --------
Net income (loss).................................  $(71,118)   $ 42,209     $ 9,915     $(18,994)
                                                    ========    ========     =======     ========

                    CONDENSED CONSOLIDATING BALANCE SHEET --
                                AT JUNE 29, 2001

                                                                   NON-
                                        ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                       ---------   ----------   ----------   ------------   ---------
CURRENT ASSETS.......................  $  80,305    $146,839     $39,823      $      --     $ 266,967
Property, plant and equipment, net...     38,788      79,517      18,703             --       137,008
Intangible assets....................     13,208     153,960      12,448             --       179,616
Investment in subsidiaries...........    457,641          --          --       (457,641)           --
Deferred financing costs, net........     16,607          --          --             --        16,607
Deferred taxes.......................     19,022         (12)         --             --        19,010
Other long-term assets...............     28,577     261,520      12,510       (300,321)        2,286
                                       ---------    --------     -------      ---------     ---------
  TOTAL ASSETS.......................  $ 654,148    $641,824     $83,484      $(757,962)    $ 621,494
                                       =========    ========     =======      =========     =========
CURRENT LIABILITIES..................  $  22,370    $ 26,923     $18,545      $      --     $  67,838
Long-term debt.......................    665,729          --       4,349             --       670,078
Other long-term liabilities..........     93,727     193,833      31,036       (300,321)       18,275
                                       ---------    --------     -------      ---------     ---------
  TOTAL LIABILITIES..................    781,826     220,756      53,930       (300,321)      756,191
                                       ---------    --------     -------      ---------     ---------
Additional paid-in capital...........    120,156     296,784      15,656       (312,420)      120,176
Retained earnings (accumulated
  deficit)...........................    (27,372)    124,524      20,697       (145,221)      (27,372)
Accumulated other comprehensive
  loss...............................         --          33      (7,072)            --        (7,039)
Treasury stock.......................   (220,462)         --          --             --      (220,462)
                                       ---------    --------     -------      ---------     ---------
  TOTAL STOCKHOLDERS' DEFICIT........   (127,678)    421,068      29,554       (457,641)     (134,697)
                                       ---------    --------     -------      ---------     ---------
  TOTAL LIABILITIES AND STOCKHOLDERS'
     DEFICIT.........................  $ 654,148    $641,824     $83,484      $(757,962)    $ 621,494
                                       =========    ========     =======      =========     =========

                                TEKNI-PLEX, INC.

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS --
                        FOR THE YEAR ENDED JUNE 29, 2001

                                                                               NON-
                                                     ISSUER    GUARANTORS   GUARANTORS    TOTAL
                                                    --------   ----------   ----------   --------
Net cash provided by (used in) operating
  activities......................................  $(47,908)   $ 36,694     $ 7,948     $ (3,266)
                                                    --------    --------     -------     --------
Cash flows from investing activities:
  Acquisitions, net of cash acquired..............        --      (9,233)         --       (9,233)
  Capital expenditures............................    (2,710)    (11,208)     (3,198)     (17,116)
  Additions to intangibles........................      (322)       (106)         --         (428)
                                                    --------    --------     -------     --------
Net cash used in investing activities.............    (3,032)    (20,547)     (3,198)     (26,777)
                                                    --------    --------     -------     --------
Cash flows from financing activities:
  Net borrowings (repayments) under line of
     credit.......................................    35,000          --          --       35,000
  Repayments of long-term debt....................    (7,400)         --      (1,420)      (8,820)
  Proceeds from capital contribution..............    36,000          --          --       36,000
  Change in intercompany accounts.................    14,592     (14,592)         --           --
                                                    --------    --------     -------     --------
Net cash provided by (used in) financing
  activities......................................    78,192     (14,592)     (1,420)      62,180
                                                    --------    --------     -------     --------
Effect of exchange rate changes on cash...........        --          --         (17)         (17)
                                                    --------    --------     -------     --------
Net increase in cash..............................    27,252       1,555       3,313       32,120
Cash, beginning of period.........................     5,638       3,766       3,121       12,525
                                                    --------    --------     -------     --------
Cash, end of period...............................  $ 32,890    $  5,321     $ 6,434     $ 44,645
                                                    ========    ========     =======     ========

               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS --
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                                               NON-
                                                     ISSUER    GUARANTORS   GUARANTORS    TOTAL
                                                    --------   ----------   ----------   --------
Sales, net........................................  $151,587    $325,902     $47,328     $524,817
Cost of sales.....................................   110,272     251,512      32,696      394,480
                                                    --------    --------     -------     --------
Gross profit......................................    41,315      74,390      14,632      130,337
Selling, general and administrative...............    37,991      16,042       4,310       58,343
                                                    --------    --------     -------     --------
Income from operations............................     3,324      58,348      10,322       71,994
Interest expense, net.............................    38,717        (280)         10       38,447
Other expense (income)............................     4,272      (1,187)      1,620        4,705
                                                    --------    --------     -------     --------
Income (loss) before provision for income taxes
  and extraordinary item..........................   (39,665)     59,815       8,692       28,842
Provision (benefit) for income taxes..............   (22,359)     33,211       3,584       14,436
                                                    --------    --------     -------     --------
Income (loss) before extraordinary item...........   (17,306)     26,604       5,108       14,406
Extraordinary item................................   (35,374)         --          --      (35,374)
                                                    --------    --------     -------     --------
Net income (loss).................................  $(52,680)   $ 26,604     $ 5,108     $(20,968)
                                                    ========    ========     =======     ========

                                TEKNI-PLEX, INC.

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS --
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                                              NON-
                                                   ISSUER     GUARANTORS   GUARANTORS     TOTAL
                                                  ---------   ----------   ----------   ---------
Net cash provided by (used in) operating
  activities....................................  $ (25,883)   $ 29,834     $  5,534    $   9,485
                                                  ---------    --------     --------    ---------
Cash flows from investing activities:
  Capital expenditures..........................     (7,224)     (6,747)      (2,287)     (16,258)
  Additions to intangible.......................       (805)         --           --         (805)
  Cash proceeds from sale of assets.............         --          --          158          158
                                                  ---------    --------     --------    ---------
Net cash used in investing activities...........     (8,029)     (6,747)      (2,129)     (16,905)
                                                  ---------    --------     --------    ---------
Cash flows from financing activities:
  Net borrowings (repayments) under line of
     credit.....................................     (2,030)         --           --       (2,030)
  Proceeds from long-term debt..................    645,232          --           --      645,232
  Repayments of long-term debt..................   (446,661)         --       (1,970)    (448,631)
  Proceeds from capital contribution............     43,101          --           --       43,101
  Debt financing costs..........................    (18,897)         --           --      (18,897)
  Purchase of treasury stock....................   (220,462)         --           --     (220,462)
  Change in intercompany accounts...............     34,880     (26,508)      (8,372)          --
                                                  ---------    --------     --------    ---------
Net cash provided by (used in) financing
  activities....................................     35,163     (26,508)     (10,342)      (1,687)
                                                  ---------    --------     --------    ---------
Effect of exchange rate changes on cash.........         --          --         (485)        (485)
                                                  ---------    --------     --------    ---------
Net increase (decrease) in cash.................      1,251      (3,421)      (7,422)      (9,592)
Cash, beginning of period.......................      4,387       7,187       10,543       22,117
                                                  ---------    --------     --------    ---------
Cash, end of period.............................  $   5,638    $  3,766     $  3,121    $  12,525
                                                  =========    ========     ========    =========

17.  SUBSEQUENT EVENT

     During July 2002, the Company acquired substantially all the net assets of Elm Packaging Company for $16,400. Elm produces polystyrene foam packaging products for the food and foodservice industries.

18.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                              FIRST      SECOND     THIRD      FOURTH
2002                                         QUARTER    QUARTER    QUARTER    QUARTER
----                                         --------   --------   --------   --------
Net sales..................................  $115,164   $113,740   $153,393   $195,452
Gross profit...............................    27,014     27,684     42,008     50,586
Income from operations.....................    11,838     11,075     23,479     31,456
Net income (loss)..........................    (9,453)        67      2,305        494

2001
----
Net sales..................................  $111,907   $105,873   $140,681   $167,376
Gross profit...............................    22,422     24,123     36,785     42,671
Income from operations.....................     7,311      9,755     21,127     26,809
Net income (loss)..........................    (5,739)   (12,136)    (1,473)       354
                                             ========   ========   ========   ========

     Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

     The audits referred to in our report dated September 13, 2002 relating to the consolidated financial statements of Tekni-Plex, Inc. and its subsidiaries (the "Company"), included the audits of the financial statement schedule for the years ended June 28, 2002, June 29, 2001 and June 30, 2000 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Woodbridge, New Jersey
September 13, 2002

                                TEKNI-PLEX, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 BALANCE AT   CHARGED TO                    BALANCE AT
                                                 BEGINNING     COSTS AND                      END OF
                                                 OF PERIOD    EXPENSES(1)   DEDUCTIONS(2)     PERIOD
                                                 ----------   -----------   -------------   ----------
                                                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
YEAR ENDED JUNE 30, 2000
  Accounts receivable allowance................    $1,662        $310           $330          $1,642
                                                   ======        ====           ====          ======
YEAR ENDED JUNE 29, 2001
  Accounts receivable allowance................    $1,642        $250           $392          $1,500
                                                   ======        ====           ====          ======
YEAR ENDED JUNE 28, 2002
  Accounts receivable allowance................    $1,500        $484           $313          $1,671
                                                   ======        ====           ====          ======

---------------

(1) To increase accounts receivable allowance.

(2) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION                           PAGE
-------                                 -----------                           ----
  3.1           Restated Certificate of Incorporation of Tekni-Plex,
                Inc.*.......................................................
  3.2           Amended and Restated By-laws of Tekni-Plex, Inc.*...........
  3.3           Certificate of Incorporation of PureTec Corporation.*.......
  3.4           By-laws of PureTec Corporation.*............................
  3.5           Certificate of Incorporation of Tri-Seal Holdings, Inc.*....
  3.6           By-laws of Tri Seal Holdings, Inc.*.........................
  3.7           Certificate of Incorporation of Natvar Holdings, Inc.*......
  3.8           By-laws of Natvar Holdings.*................................
  3.9           Certificate of Incorporation of Plastic Specialities and
                Technologies, Inc.*.........................................
  3.10          By-laws of Plastic Specialities and Technologies, Inc.*.....
  3.11          Certificate of Incorporation of Plastic Specialities and
                Technologies Investments, Inc.*.............................
  3.12          By-laws of Plastic Specialities and Technologies
                Investments, Inc.*..........................................
  3.13          Certificate of Incorporation of Burlington Resins, Inc.*....
  3.14          By-laws of Burlington Resins, Inc.*.........................
  3.15          Certificate of Incorporation of Pure Tech APR, Inc.*........
  3.16          By-laws of Pure Tech APR, Inc.*.............................
  3.17          Certificate of Incorporation of TPI Acquisition Subsidiary,
                Inc.*.......................................................
  3.18          By-laws of TPI Acquisition Subsidiary, Inc.*................
  3.19          Certificate of Incorporation of Coast Recycling North,
                Inc.*.......................................................
  3.20          By-laws of Coast Recycling North, Inc.*.....................
  3.21          Certificate of Incorporation of Distributors Recycling,
                Inc.*.......................................................
  3.22          By-laws of Distributors Recycling, Inc.*....................
  3.23          Certificate of Incorporation of REI Distributors, Inc.*.....
  3.24          By-laws of REI Distributors, Inc.*..........................
  3.25          Certificate of Incorporation of Pure Tech Recycling of
                California.*................................................
  3.26          By-laws of Pure Tech Recycling of California.*..............
  3.27          Certificate of Incorporation of Alumet Smelting Corp.*......
  3.28          By-laws of Alumet Smelting Corp.*...........................
  3.29          Certificate of Incorporation of TP/Elm Acquisition
                Subsidiary, Inc.*...........................................
  3.30          By-laws of TP/Elm Acquisition Subsidiary, Inc.*.............
  4.1           Indenture, dated as of June 21, 2000 among Tekni-Plex, Inc., the Guarantors listed therein and HSBC Bank USA, as
                Trustee.*...................................................
  4.2           First Supplemental Indenture, dated as of May 6, 2002 among
                Tekni-Plex, Inc., TPI Acquisition Subsidiary, Inc. and HSBC
                Bank USA, as Trustee*.......................................
  4.3           Second Supplemental Indenture, dated as of August 22, 2002 among Tekni-Plex, Inc., TP/ Elm Acquisition Subsidiary, Inc.
                and HSBC Bank USA, as Trustee*..............................
  4.4           Senior Subordinated Note and Guarantee (original not
                included; form of Note and Guarantee included in Exhibit
                4.1)........................................................
  4.5           Purchase Agreement, dated as of May 1, 2002 among
                Tekni-Plex, Inc., the Guarantors listed therein, and Lehman
                Brothers Inc.*..............................................
  4.6           Registration Right Agreement, dated as of May 6, 2002 among
                Tekni-Plex, Inc., the Guarantors listed therein and Lehman
                Brothers Inc.*..............................................

---------------

 * Filed previously as an Exhibit to the Form S-4 (File No. 333-43800) filed on August 15, 2000.

** Filed herewith.