Form 10-Q/A
period 2002-09-27
TEKNI PLEX INC
filed 2003-05-12
CIK 1039542

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-Q/A

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

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 1 - GENERAL

Tekni-Plex is a global, diversified manufacturer of packaging, packaging products and materials as well as tubing products. Tekni-Plex primarily serves the food, healthcare and consumer markets. Tekni-Plex has built leadership positions in its core markets, and focus on vertically integrated production of highly specialized products. Tekni-Plex has operations in the United States, Europe and Canada. Tekni-Plex's operations are aligned under two business segments: Packaging and Tubing Products. Products that do not fit in either of these two segments, including recycled PET, vinyl compounds and specialty resins have been reflected as Other.

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

            The Company's previous business combinations were accounted for using the purchase method. As of September 27, 2002, the net carrying amount of goodwill is $210,195 and other intangible assets are $3,694. If the Company adopted FASB 142 on June 30, 2001, the Company's pre-tax loss for the three months ended September 28, 2001 would have been reduced because of lower amounts of amortization as follows:

            Net loss, as reported                     $ (9,453)
            add amortization, net of tax                 1,729
            adjusted net loss                         --------
                                                      $ (7,724)

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

NOTE 6 - SEGMENT INFORMATION

Tekni-Plex management reviews its operating plants to evaluate performance and allocate resources. As a result, beginning in fiscal year 2002, Tekni-Plex has aggregated its operating plants into two industry segments: Packaging and Tubing Products. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. The Tubing Products segment principally produces garden and irrigation hose, medical tubing and pool hose. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. The Packaging and Tubing Products segments have operations in the United States, Europe and Canada. Other products not included in either segment are produced in the United States. The prior year has been restated to conform to this presentation. Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:


                                                                        TUBING
                                                 PACKAGING             PRODUCTS              OTHER                 TOTAL
                                               ------------          ------------         ------------         ------------
September 27, 2002
Revenues from external customers               $     66,348          $     47,799        $     26,436         $     140,583
Interest expense                                      5,624                 8,291               3,747                17,662
Depreciation and amortization                         4,082                 1,791               1,346                 7,219
Segment income from operations                       11,919                 7,951                 139                20,009
Expenditures for segment assets                         662                 3,941               1,267                 5,870
    Segment assets                                  251,493               293,716             136,281               681,490
                                               ------------          ------------         ------------         ------------
September 28, 2001
Revenues from external customers               $     57,310          $     31,417        $     26,437         $     115,164
Interest expense                                      6,685                 6,406               4,694                17,785
Depreciation and amortization                         4,704                 2,532               1,811                 9,047
Segment income from operations                        9,559                 4,892               1,116                15,567
Expenditures for segment assets                       2,653                 1,386                 514                 4,553
                                               ------------          ------------        ------------         -------------
June 28,2002 Segment assets                    $    222,798          $    334,710        $    130,050         $     687,558
                                               ------------          ------------        ------------          ------------


                                                     SEPTEMBER 27, 2002     SEPTEMBER 28, 2001
                                                     ------------------     ------------------
OPERATING PROFIT OR LOSS
Total operating profit for reportable segments
  before income taxes                                 $        20,009        $        15,567
Corporate and eliminations                                     (4,028)                (3,729)
                                                      ---------------        ---------------
                                                      $        15,981        $        11,838
                                                      ===============        ===============
DEPRECIATION AND AMORTIZATION
Segment totals                                        $         7,219        $         9,047
Corporate                                                         256                    256
                                                      ---------------        ---------------
     Consolidated total                               $         7,475        $         9,303
                                                      ===============        ===============
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments           $         5,870        $         4,553
Other unallocated expenditures                                    163                    170
                                                      ---------------        ---------------
     Consolidated total                               $         6,033        $         4,723
                                                      ===============        ===============

                                                     SEPTEMBER 27, 2002      JUNE 28, 2002
                                                     ------------------     ----------------
ASSETS
Total assets from reportable segments                 $       681,265        $       687,558
Other unallocated amounts                                      26,560                 12,595
                                                      ---------------        ---------------
     Consolidated total                               $       707,825        $       700,153
                                                      ===============        ===============

GEOGRAPHIC INFORMATION

                                                     SEPTEMBER 27, 2002      SEPTEMBER 28, 2001
                                                     ------------------      ------------------
REVENUES

United States                                         $       124,539          $     102,032
International                                                  16,044                 13,132
                                                      ---------------          -------------
   Total                                              $       140,583          $     115,164
                                                      ===============          =============

                                                    SEPTEMBER 27, 2002        JUNE 28, 2002
                                                    ------------------    ------------------
LONG-LIVED ASSETS
United States                                         $       374,530        $       352,365
International                                                  45,900                 41,704
                                                      ---------------        ---------------
   Total                                              $       420,430        $       394,069
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
                                      =======



The Company utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of ELM. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the unaudited September 27, 2002 consolidated balance sheet after a more extensive review of fair values of the inventory and the acquisition reserve. The Company expects to finalize this allocation in the next nine months.

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

Net Sales for our Packaging Segment increased 15.8% to $66.3 million in the current period from $57.3 million in the prior period. This increase was primarily due to our Elm acquisition. Net Sales for our Tubing Products Segment increased 52.1% to $47.8 million in the current period from $31.4 million in the prior period primarily due to our Swan acquisition. Other sales were flat at $26.4 million in both the current period and prior period.

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

Operating Profit for our Packaging Segment increased to $11.9 million in the current period from $9.6 million in the prior period. Measured as a percentage of net sales, operating profit increased to 18.0% in the current period from 16.7% in the prior period. Operating profit for our Tubing Products Segment increased to $8.0 million in the current period from $4.9 million in the prior period due to our Swan acquisition. Measured as a percent of net sales, operating profit for our Tubing Segment increased to 16.6% in the current period from 15.6% in the prior period. Other operating profit decreased to $0.1 million in the current period from $1.1 million in the previous period.

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

By: /s/ Dr. F. Patrick Smith
------------------------------------
Dr. F. Patrick Smith
Chairman and Chief Executive Officer
November 12, 2002





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

By: /s/ James E. Condon
-------------------------------
James E. Condon
Chief Financial Officer
November 12, 2002

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