Form 10-Q/A
period 2002-12-27
TEKNI PLEX INC
filed 2003-05-12
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A

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

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                            DECEMBER 27, 2002      June 28, 2002
                                                                              (UNAUDITED)
                                                                              -----------             ---------
ASSETS
CURRENT:
   Cash                                                                       $   16,208            $   28,199
   Accounts receivable, net of allowance for doubtful
   accounts of $2,903 and $1,671 respectively                                    102,285               147,198
   Inventories                                                                   157,857               117,632
   Deferred income taxes                                                           7,472                 7,472
   Prepaid and other current assets                                                9,336                 5,583
                                                                              ----------            ----------
         TOTAL CURRENT ASSETS                                                    293,158               306,084

PROPERTY, PLANT AND EQUIPMENT, NET                                               172,208               158,118
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $78,852 AND $78,399 RESPECTIVELY                                           215,214               204,252
DEFERRED CHARGES, NET OF ACCUMULATED
   AMORTIZATION OF $6,271 AND $5,030 RESPECTIVELY                                 13,102                14,343
DEFERRED INCOME TAXES                                                             20,687                16,278
OTHER ASSETS                                                                         982                 1,078
                                                                              ----------            ----------
                                                                              $  715,351            $  700,153
                                                                              ==========            ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                          $   13,269            $   13,407
   Accounts payable - trade                                                       24,887                32,643
   Accrued payroll and benefits                                                    6,997                 8,965
   Accrued interest                                                                6,490                 4,789
   Accrued liabilities - other                                                    34,430                28,846
   Income taxes payable                                                            1,648                   515
                                                                              ----------            ----------
         TOTAL CURRENT LIABILITIES                                                87,721                89,165

LONG-TERM DEBT                                                                   694,030               679,414
OTHER LIABILITIES                                                                 26,737                22,685
                                                                              ----------            ----------
         TOTAL LIABILITIES                                                       808,488               791,264
                                                                              ----------            ----------
STOCKHOLDERS' DEFICIT:
   Common stock                                                                       --                    --
   Additional paid-in capital                                                    170,568               170,176
   Accumulated other comprehensive Loss                                          (5,985)               (6,805)
   Accumulated deficit                                                          (37,198)              (33,959)
   Less: Treasury stock                                                        (220,522)             (220,523)
                                                                              ----------            ----------
         TOTAL STOCKHOLDERS' DEFICIT                                            (93,137)              (91,111)
                                                                              ----------            ----------
                                                                              $  715,351            $  700,153
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

Financial information concerning the Company's business segments and the geographic areas in which they operate are as follows:



                                                         Tubing
                                       Packaging        Products          Other          TOTAL
                                       ---------        ---------         -----          -----
Three months ended
December 27, 2002
Revenues from external
    Customers                         $ 63,900          $ 28,661          $26,023        $118,584
Interest expense                         5,596             8,247            3,744          17,587
Depreciation and
    Amortization                         3,357             1,501            1,262           6,120
Income from operations                  15,607             4,956              999          21,562
Expenditures for segment
    Assets                               3,303             2,704            1,343           7,350
                                      --------          --------         --------        --------
Three months ended
December 28, 2001
Revenues from external
    Customers                         $ 58,291          $ 30,327          $25,122        $113,740
Interest expense                         6,255             5,934            4,355          16,590
Depreciation and
    Amortization                         5,106             2,589            1,800           9,495
Income from operations                  10,591             3,491              840          14,922
Expenditures for segment
    Assets                               1,636             1,696              966           3,991
                                      --------          --------         --------        --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



                                           Tubing
                            Packaging      Products    Other     TOTAL
                            ---------      --------    -----     -----
Six months ended
December 27, 2002

Revenues from external
       Customers             $130,248     $ 76,460    $52,459  $259,167
Interest expense               11,220       16,538      7,491    35,249
Depreciation and
       Amortization             7,439        3,292      2,608    13,339
Income from operations         27,526       12,907      1,138    41,571
Expenditures for segment
       Assets                   3,965        6,645      2,610    13,220
                                -----        -----      -----    ------
Six months ended
December 28, 2001

Revenues from external
       Customers             $115,601     $ 61,744    $51,559  $228,904
Interest expense               12,986       12,340      9,049    34,375
Depreciation and
       Amortization             9,810        5,121      3,611    18,542
Income from operations         20,150        8,383      1,956    30,489
Expenditures for segment
       Assets                   4,289        3,082      1,480     8,851
                                -----        -----      -----     -----

                                              Three months ended          Six months ended
                                          DECEMBER 27, December 28,   DECEMBER 27    December 28
                                            2002          2001          2002            2001
                                            ----          ----          ----            ----
PROFIT OR LOSS

Total operating profit for reportable
         segments before income taxes     $ 21,562      $ 14,922      $ 41,571      $ 30,489
Corporate and eliminations                  (4,765)       (3,847)       (8,793)       (7,576)
                                          --------      --------      --------      --------
                                          $ 16,797      $ 11,075      $ 32,778      $ 22,913
                                          ========      ========      ========      ========
DEPRECIATION AND AMORTIZATION

Segment totals                            $  6,120      $  9,495      $ 13,339      $ 18,542
Corporate                                      256           256           512           512
                                          --------      --------      --------      --------
         Consolidated total               $  6,376      $  9,751      $ 13,851      $ 19,054
                                          ========      ========      ========      ========

EXPENDITURES FOR SEGMENT ASSETS

Total reportable-segment expenditures     $  7,350      $  3,991      $ 13,220      $  8,851
Other unallocated expenditures                 226           121           389           291
                                          --------      --------      --------      --------
         Consolidated total               $  7,576      $  4,112      $ 13,609      $  9,142
                                          ========      ========      ========      ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


SEGMENT ASSETS



                                                     Tubing
                                  Packaging         Products    Other     TOTAL
                                  ---------         --------    -----     -----
December 27, 2002                  250,399          308,289    132,004   690,692
                                   -------          -------    -------   -------
June 28, 2002                      222,798          334,710    130,050   687,558
                                   -------          -------    -------   -------

                                                    DECEMBER 27, 2002       June 28, 2002
                                                    -----------------       -------------
TOTAL ASSETS
Total assets from reportable segments                   $ 690,692              $ 687,558
Other unallocated amounts                                  24,659                 12,595
                                                        ---------              ---------
         Consolidated total                             $ 715,351              $ 700,153
                                                        =========              =========

GEOGRAPHIC INFORMATION

                      Three months ended              Six months ended
                      ------------------              ----------------
                 DECEMBER 27,    December 28,     DECEMBER 27,  December 28,
                    2002           2001             2002           2001
                    ----           ----             ----           ----
REVENUES
United States     $103,615       $101,649       $  228,154       $203,681
International       14,969         12,091           31,013         25,223
                  --------       --------       ----------       --------
   Total          $118,584       $113,740       $  259,167       $228,904
                  ========       ========       ==========       ========



                                     DECEMBER 27, 2002         June 28, 2002
                                     -----------------         -------------
LONG-LIVED ASSETS
United States                              $ 377,260             $ 352,365
International                                 44,933                41,704
                                           ---------             ---------
   Total                                   $ 422,193             $ 394,069
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

NOTE 7 - ACQUISITIONS

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
                                                 =======

The Company has utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of ELM. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the December 27, 2002 consolidated balance sheet after a more extensive review of fair values of the inventory and acquisition reserve. The Company expects to complete this analysis in the next six months.

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
                                               =======

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2003 COMPARED WITH THE SECOND QUARTER OF FISCAL 2002

Net Sales increased to $118.6 million for the three months ended December 27, 2002 from $113.7 million for the three months ended December 28, 2001, representing a 4.3% increase. Net sales in our Packaging Segment grew 9.6%, primarily due to our Elm acquisition which closed in July 2002. Net sales in our Tubing Products Segment fell 5.5% or approximately $1.7 million primarily due to slightly weaker garden hose sales in late December. Other net sales increased 1.7%.

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

Operating profit for our Packaging Segment increased to $15.6 million for the three months ending December 27, 2002 compared to $10.6 million for the three months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 24.4% in the most recent period from 18.2% in the previous year's period.

Operating profit for our Tubing Products Segment increased to $5.0 million for the three months ending December 27, 2002 compared to $3.5 million for the three months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 17.3% in the most recent period from 11.5% in the comparable period of the previous year.

Other operating profit increased to $1.0 million in the current period compared to $0.8 million in the previous period.

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

Operating profit for our Packaging Segment increased to $27.5 million for the six months ending December 27, 2002 compared to $20.2 million for the six months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 21.1% in the most recent period from 17.4% in the comparable period of the previous year.

Operating profit for our Tubing Products Segment increased to $12.9 million for the six months ending December 27, 2002 compared to $8.4 million for the six months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 16.9% in the most recent period from 13.6% in the previous year's period.

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