Form 10-Q
period 2003-03-28
TEKNI PLEX INC
filed 2003-05-12
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 28, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from_______________to_____________________

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 22-3286312
----------------------------------         -------------------------------------
   (State or other jurisdiction           (IRS Employer Identification Number)
of incorporation or organization)

260 N. Denton Tap Road, Suite 150                      (972) 304-5077
----------------------------------             ---------------------------------
Coppell, TX 75019                              (Registrant's telephone number)
---------------------------------
(Address of principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                                TEKNI-PLEX, INC.

                                                                                                      Page #
PART I.  FINANCIAL INFORMATION
      ITEM 1.  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of March 28, 2003 and June 28, 2002                             3

           Consolidated Statements of Operations for the nine months and three months
           ended March 28, 2003 and March 29, 2002                                                        4

           Consolidated Statements of Other Comprehensive Income (loss) for the nine months
           and three months ended March 28, 2003 and March 29, 2002                                       4

           Consolidated Statements of Cash Flows for the nine months ended March 28, 2003
           and March 29, 2002                                                                             5

           Notes to Consolidated Financial Statements                                                  6-18

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                              19-21

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                21

      ITEM 4.  CONTROLS AND PROCEDURES                                                                   22

PART II. OTHER INFORMATION

      Item 1.     Legal proceedings                                                                      23

      Item 2.     Changes in securities                                                                  23

      Item 3.     Defaults upon senior securities                                                        23

      Item 4.     Submission of matters to a vote of securities holders                                  23

      Item 5.     Other information                                                                      23

      Item 6.     Exhibits and reports on Form 8-K                                                       23

      Item 7.     Certifications                                                                      24-26

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             MARCH 28, 2003        June 28, 2002
                                                                              (UNAUDITED)
                                                                              -----------       --------------------

ASSETS
CURRENT:
   Cash                                                                        $  16,842             $  28,199
   Accounts receivable, net of allowance for doubtful
   accounts of $2,101 and $1,671                                                 142,714               147,198
   Inventories                                                                   165,823               117,632
   Deferred  income taxes                                                          7,472                 7,472
   Prepaid and other current assets                                                7,853                 5,583
                                                                               ---------             ---------
         TOTAL CURRENT ASSETS                                                    340,704               306,084

PROPERTY, PLANT AND EQUIPMENT, NET                                               177,829               158,118
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $79,085 AND $78,399                                                        215,383               204,252
DEFERRED CHARGES, NET OF ACCUMULATED
   AMORTIZATION OF $6,899 AND $5,030                                              12,474                14,343
DEFERRED INCOME TAXES                                                             18,879                16,278
OTHER ASSETS                                                                         967                 1,078
                                                                               ---------             ---------

                                                                               $ 766,236             $ 700,153
                                                                               =========             =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                           $  13,290             $  13,407
   Accounts payable - trade                                                       39,386                32,643
   Accrued payroll and benefits                                                    9,103                 8,965
   Accrued interest                                                               17,026                 4,789
   Accrued liabilities - other                                                    25,424                28,846
   Income taxes payable                                                            4,539                   515
                                                                               ---------             ---------
         TOTAL CURRENT LIABILITIES                                               108,768                89,165

LONG-TERM DEBT                                                                   715,806               679,414
OTHER LIABILITIES                                                                 25,956                22,685
                                                                               ---------             ---------
         TOTAL LIABILITIES                                                       850,530               791,264
                                                                               ---------             ---------

STOCKHOLDERS' DEFICIT:
   Common stock                                                                       --                    --
   Additional paid-in capital                                                    170,568               170,176
   Accumulated other comprehensive loss                                           (4,745)               (6,805)
   Accumulated deficit                                                           (29,595)              (33,959)
   Treasury stock                                                               (220,522)             (220,523)
                                                                               ---------             ---------
         TOTAL STOCKHOLDERS' DEFICIT                                             (84,294)              (91,111)
                                                                               ---------             ---------

                                                                               $ 766,236             $ 700,153
                                                                               =========             =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three months ended                      Nine months ended
                                                   MARCH 28,          March 29,            MARCH 28,          March 29,
                                                     2003                2002                2003               2002
                                                   --------           ---------            ---------          --------
NET SALES                                          $166,091           $ 153,393            $ 425,258          $382,297

COST OF SALES                                       121,966             111,385              319,871           285,591
                                                   --------           ---------            ---------          --------
GROSS PROFIT                                         44,125              42,008              105,387            96,706

OPERATING EXPENSES:

   Selling, general and administrative               14,562              18,529               43,046            50,314
                                                   --------           ---------            ---------          --------
OPERATING PROFIT                                     29,563              23,479               62,341            46,392

OTHER EXPENSES:

   Interest expense                                  18,722              19,014               53,971            53,389

   Unrealized (gain) loss on derivative
   contracts                                           (833)              1,085                1,303             3,675

   Other (income) expenses                             (359)               (105)                  23               229
                                                   --------           ---------            ---------          --------
INCOME (LOSS) BEFORE INCOME TAXES                    12,033               3,485                7,044           (10,901)

PROVISION (BENEFIT) FOR INCOME TAXES                  4,430               1,180                2,680            (3,820)
                                                   --------           ---------            ---------          --------
NET INCOME (LOSS)                                  $  7,603           $   2,305            $   4,364          $ (7,081)
                                                   ========           =========            =========          ========

                           CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                  $  7,603           $   2,305            $   4,364          $ (7,081)

COMPREHENSIVE INCOME (LOSS), NET OF TAXES

   Foreign currency translation adjustment            1,240              (3,985)               2,060            (4,277)
                                                   --------           ---------            ---------          --------
COMPREHENSIVE INCOME (LOSS)                        $  8,843           $  (1,680)           $   6,424          $(11,358)
                                                   ========           =========            =========          ========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                                           Nine months ended
                                                                                MARCH 28, 2003         March 29, 2002
                                                                                --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                               $  4,364              $  (7,081)
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                                                  20,144                 29,011
      Unrealized loss on derivative contracts                                         1,303                  3,675
      Deferred income taxes                                                            (296)                (3,465)
   Changes in operating assets and liabilities:
      Accounts receivable                                                             8,139                 (9,624)
      Inventories                                                                   (45,202)               (21,769)
      Prepaid expenses and other current assets                                      (1,857)                (2,703)
      Income taxes                                                                    4,024                 (2,202)
      Accounts payable                                                                 (833)                (5,003)
      Accrued interest                                                               12,248                 13,763
      Accrued expenses and other liabilities                                         (7,661)               (10,033)
                                                                                   --------              ---------
      NET CASH USED IN OPERATING ACTIVITIES                                          (5,627)               (15,431)
                                                                                   --------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                                         (24,587)               (12,317)
       Acquisitions of assets including acquisition costs                           (16,806)               (65,757)
       Additions to intangibles                                                        (807)                   797
       Deposits and other assets                                                        119                    846
                                                                                   --------              ---------
           NET CASH USED IN INVESTING ACTIVITIES                                    (42,081)               (76,431)
                                                                                   --------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings of long-term debt                                                   36,098                  6,012
      Payment for treasury stock                                                         --                    (60)
      Receipt of additional paid-in capital                                             392                 50,000
      Debt financing costs                                                               --                   (120)
                                                                                   --------              ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                      36,490                 55,832
                                                                                   --------              ---------

      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                          (139)                     5
                                                                                   --------              ---------

NET DECREASE IN CASH                                                                (11,357)               (36,025)
CASH, BEGINNING OF PERIOD                                                            28,199                 44,645
                                                                                   --------              ---------
CASH, END OF PERIOD                                                                $ 16,842              $   8,620
                                                                                   ========              =========

SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
           Interest                                                                $ 41,933              $  38,290
           Income taxes                                                               2,716                  1,912

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 ( in thousands)

NOTE 1 - GENERAL

Tekni-Plex is a global, diversified manufacturer of packaging, packaging products and materials as well as tubing products. Tekni-Plex primarily serves the food, healthcare and consumer markets. Tekni-Plex has built leadership positions in its core markets, and has focused on vertically integrated production of highly specialized products. Tekni-Plex has operations in the United States, Europe and Canada. Tekni-Plex's operations are aligned under two business segments: Packaging and Tubing Products. Products that do not fit in either of these two segments, including recycled PET, vinyl compounds and specialty resins have been reflected as Other.

The consolidated financial statements include the accounts of Tekni-Plex, Inc. and its Subsidiaries.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. For further information please refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 28, 2002.

The results of operations and cash flows for the nine months ended March 28, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending June 27, 2003 or any other period.

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

          If SFAS 142 had been adopted June 30, 2001, the Company's net loss for the nine months ended March 29, 2002 would have reduced because of lower amounts of amortization as follows:

                                                             Three Months Ended     Nine Months Ended
Net income (loss), as reported                                  $  2,305                $  (7,081)
Add amortization, net of tax                                       3,462                   10,377
                                                                --------                ---------
Adjusted net income                                             $  5,767                $   3,296
                                                                ========                =========

     b) In December 2002, The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 as it relates to accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not plan to adopt the fair value based method prescribed by FASB 123.

         Under the accounting provisions of FASB 123, the Company's net income
         (loss) would have been adjusted to the pro forma amounts indicated below, using the following assumptions: expected lives of 8 years, no dividend yield, volatility at 0%, and risk free interest rate of 4.0% for 2001 (the last year of grants).

                               Three months ended         Nine months ended
                              March 28,  March 29,       March 28,  March 29,
                                2003       2002            2003       2003
                              --------------------       --------------------
Net income (loss),
  As reported                  $7,603     $2,305          $4,364    $(7,081)
Adjustments for fair value of
  stock options, net of tax       (32)       (36)            (96)      (109)
                              --------------------       --------------------
    Pro forma                  $7,571     $2,269          $4,268    $(7,190)
                              --------------------       --------------------

NOTE 3 - INVENTORIES

Inventories as of March 28, 2003 and June 28, 2002 are summarized as follows:

                                               MARCH 28, 2003           June 28, 2002
                                               --------------           -------------
Raw materials                                    $  51,268                $  37,727

Work-in-process                                      9,970                    8,621

Finished goods                                     104,585                   71,284
                                                 ---------                ---------
                                                 $ 165,823                $ 117,632
                                                 ---------                ---------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 MARCH 28, 2003            June 28, 2002
                                                                 --------------            -------------
Senior Subordinated Notes issued June 21, 2000 at
12-3/4% due June 15, 2010. (Less unamortized                       $ 272,269                 $  271,985
discount of $2,731 and $3,015)

Senior Subordinated Notes issued May 2002 at
12-3/4% due June 15, 2010 (plus unamortized premium                   40,531                     40,588
at $531 and $588)

Senior Debt:

   Revolving line of credit, expiring June, 2006.
    At March 28, 2003, the interest rates ranged
    from 4.44 % to 6.25%.                                             88,000                     46,000

   Term notes due June, 2006 and June, 2008, with
    interest rates at March 28, 2003 of 4.38% and                    322,900                    329,120
    4.88%.

Other, primarily international term loans, with
interest rates ranging from 4.44% to 5.44% and                         5,396                      5,128
maturities ranging from 2003 to 2010
                                                                   ---------                 ----------
                                                                     729,096                    692,821
Less: Current maturities                                              13,290                     13,407
                                                                   ---------                 ----------
                                                                   $ 715,806                 $  679,414
                                                                   ---------                 ----------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 5 - SEGMENT INFORMATION

Tekni-Plex has organized its business into two industry segments: Packaging and Tubing Products. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. The Tubing Products segment principally produces garden and irrigating hose, medical tubing and pool and vacuum hose. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins, have been reflected in Other. Tekni-Plex's segments have operations in the United States, Europe and Canada.

Financial information concerning the Company's business segments and the geographic areas in which they operate are as follows:

                                                              Tubing
                                          Packaging          Products               Other             TOTAL
                                          --------           --------              -------           --------
Three months ended
March 28,2003
Revenues from external
    Customers                             $ 69,005           $ 69,355              $27,731           $166,091
Interest expense                             5,965              8,779                3,978             18,722
Depreciation and
    Amortization                             3,054              1,674                1,309              6,037
Operating profit (loss)                     17,303             17,127                 (289)            34,141
Expenditures for segment
    Assets                                   6,554              2,437                1,761             10,752
                                          --------           --------              -------           --------

Three months ended
March 29,2002
Revenues from external
    Customers                             $ 59,143           $ 67,581              $26,669           $153,393
Interest expense                             4,002             12,697                2,315             19,014
Depreciation and
    Amortization                             5,444              3,025                1,226              9,695
Operating profit (loss)                     12,317             14,204                2,326             28,847
Expenditures for segment
    Assets                                   2,146                142                  632              2,920
                                          --------           --------              -------           --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                                              Tubing
                                          Packaging          Products               Other             TOTAL
                                          --------           --------              -------           --------
Nine months ended
March 28, 2003
Revenues from external
    Customers                             $199,253           $145,815              $80,190           $425,258
Interest expense                            17,185             25,317               11,469             53,971
Depreciation and
    Amortization                            10,493              4,966                3,917             19,376
Operating profit (loss)                     44,829             30,034                  849             75,712
Expenditures for segment
    Assets                                  10,519              9,082                4,371             23,972
                                          --------           --------              -------           --------

Nine months ended
March 29, 2002
Revenues from external
    Customers                             $174,744           $129,325              $78,228           $382,297
Interest expense                            16,988             25,037               11,364             53,389
Depreciation and
    Amortization                            15,254              8,146                4,837             28,237
Operating profit (loss)                     32,467             22,587                4,282             59,336
Expenditures for segment
    Assets                                   6,435              3,224                2,112             11,771
                                          --------           --------              -------           --------

                                                              Three months ended                       Nine months ended
                                                          MARCH 28,          March 29,           MARCH 28,          March 29,
                                                           2003               2002                2003                2002
                                                         ---------           --------            --------           ---------
PROFIT OR LOSS
Total operating profit for reportable
     segments before income taxes                        $  34,141           $ 28,847            $ 75,712           $  59,336
Corporate and eliminations                                  (4,578)            (5,368)            (13,371)            (12,944)
                                                         ---------           --------            --------           ---------
                                                         $  29,563           $ 23,479            $ 62,341           $  46,392
                                                         =========           ========            ========           =========

DEPRECIATION AND AMORTIZATION
Segment totals                                           $   6,037           $  9,695            $ 19,376           $  28,237
Corporate                                                      256                262                 768                 774
                                                         ---------           --------            --------           ---------
     Consolidated total                                  $   6,293           $  9,957            $ 20,144           $  29,011
                                                         =========           ========            ========           =========

EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures                    $  10,752           $  2,920            $ 23,972           $  11,771
Other unallocated expenditures                                 226                255                 615                 546
                                                         ---------           --------            --------           ---------
     Consolidated total                                  $  10,978           $  3,175            $ 24,587           $  12,317
                                                         =========           ========            ========           =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINACIAL STATEMENTS
                                 (in thousands)

SEGMENT ASSETS

                                       Packaging    Tubing Products          Other             TOTAL
                                       ---------    ---------------         ------             -----
March 28, 2003                          $ 265,367   $    348,441            $ 130,546         $ 744,354
                                        ----------  ------------            ---------         ---------

June 28, 2002                           $ 222,798   $    334,710            $ 130,050         $ 687,558
                                        ----------  ------------            ---------         ---------

                                                             MARCH 28, 2003           June 28, 2002
                                                             --------------           -------------
TOTAL ASSETS
Total assets from reportable segments                          $ 744,354                 $ 687,558
Other unallocated amounts                                         21,882                    12,595
                                                               ---------                 ---------
     Consolidated total                                        $ 766,236                 $ 700,153
                                                               =========                 =========

GEOGRAPHIC INFORMATION

                                                          Three months ended                        Nine months ended
                                                      MARCH 28,            March 29,          MARCH 28,             March 29,
                                                        2003                2002                 2003                  2002
                                                      ---------           ---------           ---------             ---------
REVENUES
United States                                         $ 144,000           $ 137,685           $ 372,154             $ 341,366
International                                            22,091              15,708              53,104                40,931
                                                      ---------           ---------           ---------             ---------
   Total                                              $ 166,091           $ 153,393           $ 425,258             $ 382,297
                                                      =========           =========           =========             =========

                                                     MARCH 28, 2003             June 28, 2002
                                                    ---------------             -------------
LONG-LIVED ASSETS
United States                                           $ 378,698                 $ 352,365
International                                              46,834                    41,704
                                                        ---------                 ---------
   Total                                                $ 425,532                 $ 394,069
                                                        =========                 =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings

                    For the three months ended March 28, 2003

                                                                                                                      Non-
                                                          TOTAL               Issuer            Guarantors         Guarantors
                                                         --------            ---------          ----------         ----------
Net sales                                               $ 166,091            $  37,522          $ 106,478          $   22,091
Cost of sales                                             121,966               26,400             79,396              16,170
                                                        ---------            ---------          ---------          ----------
Gross profit                                               44,125               11,122             27,082               5,921
Operating expenses:
   Selling, General and administrative                     14,562                7,058              5,600               1,904
                                                        ---------            ---------          ---------          ----------
Operating profit                                           29,563                4,064             21,482               4,017
Interest expense (income)                                  18,722               18,685                (11)                 48
Unrealized gain on derivative contracts                      (833)                (833)                --                  --
Other expense (income)                                       (359)                (554)              (398)                593
                                                        ---------            ---------          ---------          ----------
Income (loss) before income taxes                          12,033              (13,234)            21,891               3,376
Provision (benefit) for income taxes                        4,430               (5,812)             8,890               1,352
                                                        ---------            ---------          ---------          ----------
Net income (loss)                                       $   7,603            $  (7,422)         $  13,001          $    2,024
                                                        =========            =========          =========          ==========

                    For the nine months ended March 28, 2003

                                                                                                                        Non-
                                                          TOTAL                Issuer           Guarantors           Guarantors
                                                        ---------            ---------          ----------           ---------
Net sales                                               $ 425,258            $ 111,882          $  260,272           $  53,104
Cost of sales                                             319,871               78,699             202,163              39,009
                                                        ---------            ---------          ----------           ---------
Gross profit                                              105,387               33,183              58,109              14,095
Operating expenses:
   Selling, General and administrative                     43,046               19,786              18,233               5,027
                                                        ---------            ---------          ----------           ---------
Operating profit                                           62,341               13,397              39,876               9,068
Interest expense (income)                                  53,971               53,918                 (54)                107
Unrealized loss on derivative contracts                     1,303                1,303                  --                  --
Other expense (income)                                         23                 (578)               (998)              1,599
                                                        ---------            ---------          ----------           ---------
Income (loss) before income taxes                           7,044              (41,246)             40,928               7,362

Provision (benefit) for income taxes                        2,680              (15,670)             15,550               2,800
                                                        ---------            ---------          ----------           ---------
Net income (loss)                                       $   4,364            $ (25,576)         $   25,378           $   4,562
                                                        =========            =========          ==========           =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                       Consolidated Statement of Earnings

                    For the three months ended March 29, 2002

                                                                                                                       Non-
                                                         TOTAL                 Issuer           Guarantors           Guarantors
                                                        ---------            ---------          ----------           ----------
Net sales                                               $ 153,393            $  40,360          $   97,325           $  15,708
Cost of sales                                             111,385               27,869              72,885              10,631
                                                        ---------            ---------          ----------           ---------
Gross profit                                               42,008               12,491              24,440               5,077
Operating expenses:
   Selling, General and administrative                     18,529               10,854               6,123               1,552
                                                        ---------            ---------          ----------           ---------
Operating profit                                           23,479                1,637              18,317               3,525
Interest expense (income)                                  19,014               19,002                 (10)                 22
Unrealized gain on derivative contracts                     1,085                1,085                  --                  --
Other expense (income)                                       (105)                (222)               (366)                483
                                                        ---------            ---------          ----------           ---------
Income (loss) before income taxes                           3,485              (18,228)             18,693               3,020
Provision (benefit) for income taxes                        1,180               (6,450)              6,700                 930
                                                        ---------            ---------          ----------           ---------
Net income (loss)                                       $   2,305            $ (11,778)         $   11,993           $   2,090
                                                        =========            =========          ==========           =========

                    For the nine months ended March 29, 2002

                                                                                                                        Non-
                                                         TOTAL                 Issuer           Guarantors           Guarantors
                                                        ---------            ---------          ----------           ----------
Net sales                                               $ 382,297            $ 121,666          $  219,700           $  40,931
Cost of sales                                             285,591               87,956             167,882              29,753
                                                        ---------            ---------          ----------           ---------
Gross profit                                               96,706               33,710              51,818              11,178
Operating expenses:
   Selling, General and administrative                     50,314               29,737              16,000               4,577
                                                        ---------            ---------          ----------           ---------
Operating profit                                           46,392                3,973              35,818               6,601
Interest expense (income)                                  53,389               53,356                 (86)                119
Unrealized loss on derivative contracts                     3,675                3,675                  --                  --
Other expense (income)                                        229                 (712)               (630)              1,571
                                                        ---------            ---------          ----------           ---------
Income (loss) before income taxes                         (10,901)             (52,346)             36,534               4,911

Provision (benefit) for income taxes                       (3,820)             (18,360)             12,950               1,590
                                                        ---------            ---------          ----------           ---------
Net income (loss)                                       $  (7,081)           $ (33,986)         $   23,584           $   3,321
                                                        =========            =========          ==========           =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheet - at March 28, 2003

                                                                                                       Non-
                                              TOTAL      Eliminations     Issuer     Guarantors    Guarantors
                                            ---------    ------------   ---------    ----------    ----------
Current assets                              $ 340,704     $      --     $  45,668     $ 239,002     $  56,034
Property, plant and equipment, net            177,829            --        40,813       112,825        24,191
Intangible assets, net                        215,383            --         8,533       194,481        12,369
Investment in subsidiaries                         --      (528,458)      528,458            --            --
Deferred income taxes                          18,879            --        19,230         1,430        (1,781)
Deferred charges, net                          12,474            --        12,358           116            --
Other assets                                      967      (343,029)       96,754       235,187        12,055
                                            ---------     ---------     ---------     ---------     ---------
   Total assets                             $ 766,236     $(871,487)    $ 751,814     $ 783,041     $ 102,868
                                            =========     =========     =========     =========     =========

Current liabilities                         $ 108,768     $      --     $  48,532     $  42,440     $  17,796
Long-term debt                                715,806            --       711,260            --         4,546
Other liabilities                              25,956      (343,029)       71,590       256,772        40,623
                                            ---------     ---------     ---------     ---------     ---------
   Total liabilities                          850,530      (343,029)      831,382       299,212        62,965
                                            ---------     ---------     ---------     ---------     ---------

Additional paid-in capital                    170,568      (312,420)      170,549       296,783        15,656
Retained earnings, Accumulated (deficit)      (29,595)     (216,038)      (29,595)      190,131        25,907
Accumulated other comprehensive loss           (4,745)           --            --        (3,085)       (1,660)
Less: Treasury stock                         (220,522)           --      (220,522)           --            --
                                            ---------     ---------     ---------     ---------     ---------
   Total stockholders' deficit                (84,294)     (528,458)      (79,568)      483,829        39,903
                                            ---------     ---------     ---------     ---------     ---------
Total liabilities and stockholders'
 deficit                                    $ 766,236     $(871,487)    $ 751,814     $ 783,041     $ 102,868
                                            =========     =========     =========     =========     =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheet - at June 28, 2002

                                                                                                       Non-
                                              Total      Eliminations     Issuer     Guarantors    Guarantors
                                            ---------    ------------   ---------    ----------    ----------
Current assets                              $ 306,084     $      --     $  44,828     $ 209,798     $  51,458
Property, plant and equipment, net            158,118            --        41,704        95,366        21,048
Intangible assets, net                        204,252            --         7,907       184,093        12,252
Investment in subsidiaries                         --      (498,518)      498,518            --            --
Deferred charges, net                          14,343            --        14,134            --           209
Deferred taxes                                 16,278            --        20,177            --        (3,899)
Other income assets                             1,078      (321,468)       74,008       236,444        12,094
                                            ---------     ---------     ---------     ---------     ---------
   Total assets                             $ 700,153     $(819,986)    $ 701,276     $ 725,701     $  93,162
                                            =========     =========     =========     =========     =========

Current liabilities                         $  89,165     $      --     $  29,889     $  42,563     $  16,713
Long-term debt                                679,414            --       675,253            --         4,161
Other liabilities                              22,685      (321,468)       80,460       229,752        33,941
                                            ---------     ---------     ---------     ---------     ---------
   Total liabilities                          791,264      (321,468)      785,602       272,315        54,815
                                            ---------     ---------     ---------     ---------     ---------

Additional paid-in capital                    170,176      (312,420)      170,156       296,784        15,656
Retained earnings, Accumulated (deficit)      (33,959)     (186,098)      (33,959)      159,960        26,138
Accumulated other comprehensive income         (6,805)           --            --        (3,358)       (3,447)
Treasury stock                               (220,523)           --      (220,523)           --            --
                                            ---------     ---------     ---------     ---------     ---------
   Total stockholders' deficit                (91,111)     (498,518)      (84,326)      453,386        38,347
                                            ---------     ---------     ---------     ---------     ---------
Total liabilities and stockholders'
 deficit                                    $ 700,153     $(819,986)    $ 701,276     $ 725,701     $  93,162
                                            =========     =========     =========     =========     =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows

                    For the nine months ended March 28, 2003

                                                                                       Non-
                                                TOTAL       Issuer     Guarantors   Guarantors
                                              --------     --------    ----------   ----------
Net cash provided by (used in) operating
activities                                    $ (5,627)    $(19,537)    $ 17,303     $ (3,393)
                                              --------     --------     --------     --------
Cash flows from investing activities:
   Capital expenditures                        (24,587)      (5,013)     (14,350)      (5,224)
   Acquisition costs                           (16,806)          --      (16,806)          --
   Additions to intangibles                       (807)        (571)          --         (236)
   Deposits and other assets                       119           74           --           45
                                              --------     --------     --------     --------
    Net cash used in investing activities      (42,081)      (5,510)     (31,156)      (5,415)
                                              --------     --------     --------     --------
Cash flows from financing activities
   Repayment of long term debt                  36,098       36,007           --           91
   Receipt of additional paid-in capital           392          392           --           --
   Change in intercompany accounts                  --      (11,939)       3,390        8,549
                                              --------     --------     --------     --------
    Net cash flows provided by financing
    activities                                  36,490       24,460        3,390        8,640
                                              --------     --------     --------     --------

Effect of exchange rate changes on cash           (139)          --           --         (139)
                                              --------     --------     --------     --------

Net decrease in cash                           (11,357)        (587)     (10,463)        (307)
Cash, beginning of period                       28,199        9,035       10,660        8,504
                                              --------     --------     --------     --------
Cash, end of period                           $ 16,842     $  8,448     $    197     $  8,197
                                              ========     ========     ========     ========

                    For the nine months ended March 29, 2002

                                                                                       Non-
                                                TOTAL       Issuer     Guarantors   Guarantors
                                              --------     --------    ----------   ----------
Net cash used in operating
activities                                    $(15,431)    $(13,346)    $   (154)    $ (1,931)
                                              --------     --------     --------     --------
Cash flows from Investing activities:
   Capital expenditures                        (12,317)      (5,209)      (4,779)      (2,329)
   Acquisition costs                           (65,757)          --      (65,757)          --
   Additions to intangibles                        797         (191)       1,206         (218)
   Deposits and other assets                       846          117          299          430
                                              --------     --------     --------     --------
    Net cash used in investing activities      (76,431)      (5,283)     (69,031)      (2,117)
                                              --------     --------     --------     --------
Cash flows from financing activities
   Repayment of long term debt                   6,012        6,298           --         (286)
   Receipt of additional paid in capital        50,000       50,000           --           --
   Payment for treasury stock                      (60)         (60)          --           --
   Debt financing cost                            (120)        (120)          --           --
   Change in intercompany accounts                  --      (68,272)      64,148        4,124
                                              --------     --------     --------     --------

    Net cash flows provided by (used in)
    financing activities                        55,832      (12,154)      64,148        3,838
                                              --------     --------     --------     --------

Effect of exchange rate changes on cash              5           --           --            5
                                              --------     --------     --------     --------

Net decrease in cash                           (36,025)     (30,783)      (5,037)        (205)
Cash, beginning of period                       44,645       32,890        5,321        6,434
                                              --------     --------     --------     --------
Cash, end of period                           $  8,620     $  2,107     $    284     $  6,229
                                              ========     ========     ========     ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 7- ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" on July 10, 2002, for approximately $16,806, including acquisition costs, in cash. The allocation of the purchase is as follows:

Assets:
             Accounts receivable                                  $  3,449
             Inventories                                             1,829
             Prepaid expenses                                          334
             Deferred Taxes                                          2,280
             Property, Plant & Equipment                            12,487
             Intangibles including goodwill                         11,010
                                                                  --------
                   Total Assets                                     31,389
                                                                  --------
             Accounts payable and accrued
             liabilities                                             8,583
             Integration reserve                                     6,000
                                                                  --------
                   Net Investment                                 $ 16,806
                                                                  ========

The Company has utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of ELM. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the March 28, 2003 consolidated balance sheet after a more extensive review of fair values of inventory and the acquisition reserve. The Company expects to finalize this allocation in the next three months.

In connection with the acquisition, a reserve of $6,000 has been established for the costs to integrate ELM's operations with the Company. The reserve is included in accrued liabilities. The components of the integration reserve and activity through March 28, 2003, is as follows:

                                  BALANCE          COSTS CHARGED        BALANCE
                                JULY 10, 2002       TO RESERVE       MARCH 28, 2003
                                -------------      -------------     --------------
Manufacturing
Reconfiguration                   $  2,500           $  2,157           $    343
Reduction in personnel
and related costs                    1,000                729                271
Legal, environmental
and other                            2,500              2,120                380
                                  --------           --------           --------
                                  $  6,000           $  5,006           $    994
                                  ========           ========           ========

The remaining costs are expected to be paid over the next three to six months.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

The proforma results of operations for the quarter and nine months ended March 29, 2002, assuming ELM was acquired on June 30, 2001, would not be materially different from the historical presentation.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through March 28, 2003 is as follows:

                                  BALANCE         COSTS CHARGED         BALANCE
                                OCTOBER 2001        TO RESERVE       MARCH 28, 2003
                                ------------      --------------     --------------
Cost to close duplicate
facilities                        $  3,500           $  2,571           $    929
Reduction in personnel
and related costs                    2,100              1,196                904
Legal and environmental              1,275              1,388               (113)
Manufacturing
reconfiguration                      1,455              2,747             (1,292)
Other                                1,670              2,098               (428)
                                  --------           --------           --------
                                  $ 10,000           $ 10,000           $      0
                                  ========           ========           ========

The following table represents the unaudited proforma results of operations as though the acquisition of Swan occurred on June 30, 2001. Since Swan was purchased subsequent to July 1, 2001, no amortization of goodwill has been reflected in accordance with SFAS 142.

                                                   NINE MONTHS ENDED
                                                    MARCH 29, 2002
                                                   -----------------
Net sales                                             $393,593
Operating profit                                        44,407
Loss before income taxes                                12,886
                                                      ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2003 COMPARED WITH THE THIRD QUARTER OF FISCAL 2002


Net sales increased to $166.1 million for the three months ended March 28, 2003 from $153.4 million for the three months ended March 29, 2002, representing an 8.3% gain. Net sales in our Packaging Segment grew 16.7%, primarily due to our Elm acquisition which closed in July 2002. Net sales in our Tubing Products Segment grew 2.6% and other net sales grew 4.0%.

Cost of Sales increased to $122.0 million for the three months ended March 28, 2003 from $111.4 million for the three months ended March 29, 2002. Expressed as a percentage of net sales, cost of sales increased to 73.4% in the current period compared to 72.6% in the prior period primarily due to higher raw material costs.

Gross Profit, as a result of the above, increased to $44.1 million in the current period compared to $42.0 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 26.6% for the three months ended March 28, 2003 from 27.4% in comparable period of last year.

Our Packaging Segment gross profit increased to $22.2 million for the three months ended March 28, 2003 from $18.2 million for the three months ended March 29, 2002. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 32.2% in the current period from 30.7% in the previous period.

Our Tubing Products Segment gross profit increased to $20.7 million for the three months ended March 28, 2003 from $19.5 million for the three months ended March 29, 2002. Expressed as a percentage of net sales, Tubing Products Segment gross profit increased to 29.8% in the current period from 28.8% in the previous period.

Other gross profit fell to $1.3 million for the three months ended March 28, 2003 from $4.4 million for the three months ended March 29, 2002.

Selling, General and Administrative expense decreased to $14.6 million in the most recent quarter from $18.5 million in the comparable period of the previous year primarily due to a $4.0 million reduction in amortization expense associated with a required change in accounting for goodwill. Measured as a percentage of net sales, selling, general and administrative expense decreased to 8.8% in the current period from 12.1% in the previous period.

Operating Profit, as a result of the above, increased to $29.6 million for the three months ended March 28, 2003 from $23.5 million for the three months ended March 29, 2002. Expressed as a percentage of net sales, operating profit increased to 17.8% in the most recent period from 15.3% in the comparable period of last year.

Our Packaging Segment operating profit increased to $17.3 million or 25.1% of net sales in the current period compared to $12.3 million or 20.8% of net sales in the previous period. Our Tubing Products Segment operating profit increased to $17.1 million or 24.7% of net sales in the current period compared to $14.2 million or 21.0% of net sales in the previous period. Other operating profit declined to a loss of $0.3 million in the current period from income of $2.3 million in the previous period.

Interest expense decreased to $18.7 million or 11.3% of net sales in the three months ended March 28, 2003 from $19.0 million or 12.4% of net sales for the three months ended March 29, 2002.

Unrealized (gain) loss on derivative transactions was a $0.8 million gain or 0.5% of net sales for the three months ending March 28, 2003 compared to a $1.1 million loss or 0.7% of net sales for the three months ending March 29, 2002. The changes were due to changes in the market interest rates underlying our derivatives.

Income before income taxes, as a result, was $12.0 million or 7.2% of net sales for the three months ended March 28, 2003 compared to $3.5 million or 2.3% of net sales for the three months ended March 29, 2002.

Income tax was $4.4 million for the three months ended March 28, 2003, compared to $1.2 million for the three months ended March 29, 2002. The Company's effective tax rate was 36.8% for the three months ended March 28, 2003 compared to 33.9% for the three months ending March 29, 2002.

Net income, as a result, was $7.6 million for the three months ended March 28, 2003 or 4.6% of net sales compared with $2.3 million for the three months ended March 29, 2002 or 1.5% of net sales.

FIRST NINE MONTHS OF FISCAL 2003 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 2002

Net sales increased to $425.3 million for the nine months ended March 28, 2003 from $382.3 million for the nine months ended March 29, 2002, representing an 11.2% gain. Net sales in our Packaging Segment grew 14.0%, primarily due to our Elm acquisition which closed in July 2002. Net sales in our Tubing Products Segment grew 12.8% primarily due to the inclusion of net sales from our Swan acquisition in the first quarter of fiscal 2003. Other net sales grew 2.5%.

Cost of Sales increased to $319.9 million for the nine months ended March 28, 2003 from $285.6 million for the nine months ended March 29, 2002. Expressed as a percentage of net sales, cost of sales increased to 75.2% in the current period compared to 74.7% in the prior period primarily due to higher raw material costs.

Gross Profit, as a result of the above, increased to $105.4 million in the current period compared to $96.7 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 24.8% for the nine months ended March 28, 2003 from 25.3% in comparable period of last year.

Our Packaging Segment gross profit increased to $59.4 million for the nine months ended March 28, 2003 from $49.6 million for the nine months ended March 29, 2002. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 29.8% in the current period from 28.4% in the previous period.

Our Tubing Products Segment gross profit increased to $40.3 million for the nine months ended March 28, 2003 from $36.5 million for the nine months ended March 29, 2002. Expressed as a percentage of net sales, Tubing Products Segment gross profit decreased to 27.6% in the current period from 28.2% in the previous period.

Other gross profit fell to $5.7 million or 7.1% of net sales for the nine months ended March 28, 2003 from $10.6 million or 13.6% of net sales for the nine months ended March 29, 2002.

Selling, General and Administrative expense decreased to $43.0 million in the most recent quarter from $50.3 million in the comparable period of the previous year primarily due to a $12.1 million reduction in amortization expense associated with a required change in accounting for goodwill. Measured as a percentage of net sales, selling, general and administrative expense decreased to 10.1% in the current period from 13.2% in the previous period.

Operating Profit, as a result of the above, increased to $62.3 million for the nine months ended March 28, 2003 from $46.4 million for the nine months ended March 29, 2002. Expressed as a percentage of net sales, operating profit increased to 14.7% in the most recent period from 12.1% in the comparable period of last year.

Packaging Segment operating profit increased to $44.8 million or 22.5% of net sales in the current period compared to $32.5 million or 18.6% of net sales in the previous period. Tubing Products Segment operating profit increased to $30.0 million or 20.6% of net sales in the current period compared to $22.6 million or 17.5% of net sales in the previous period. Other operating profit declined to $0.8 million in the current period from $4.3 million in the previous period.

Interest expense increased to $54.0 in the nine months ended March 28, 2003 from $53.4 million in the nine months ended March 29, 2002. Expressed as a percentage of net sales, interest expense decreased to 12.7% in the current period compared to 14.0% in the comparable period of last year.

Unrealized (gain) loss on derivative transactions was a $1.3 million loss or 0.3% of net sales for the nine months ending March 28, 2003 compared to a $3.7 million loss or 1.0% of net sales for the nine months ending March 29, 2002. The changes were due to changes in the market interest rates underlying our derivatives.

Income (loss) before income taxes, as a result, was $7.0 million for the nine months ended March 28, 2003 compared to a loss of ($10.9) million for the nine months ended March 29, 2002.

 Income tax expense (benefit) was $2.7 million for the nine months ended March 28, 2003, compared to a benefit of ($3.8) million for the nine months ended March 29, 2002. The Company's effective tax rate was 38.0% for the nine months ended March 28, 2003 compared to 35.0% for the nine months ending March 29, 2002.

Net income (loss), as a result, was $4.4 million for the nine months ended March 28, 2003 compared with a loss of ($7.1) million for the nine months ended March 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the nine months ended March 28, 2003 was $5.6 million compared with $15.4 million in the same period of the prior year. The decrease of $9.8 million was primarily due to a larger seasonal reduction in accounts receivable at our garden hose unit compared to last year.

Working capital on March 28, 2003 was $231.9 million compared to $216.9 million on June 28, 2002. The increase was due primarily to a normal seasonal increase in garden hose inventories.

As of March 28, 2003, the Company had an outstanding balance of $88.0 million under the $100.0 million revolving credit line. This represents an increase of $42.0 million from the outstanding balance as of June 28, 2002.

The Company's capital expenditures for the nine months ended March 28, 2003 and March 29, 2002 were $24.6 million and $12.3 million respectively. In addition, the Company paid $16.8 million for acquisitions in the nine months ending March 28, 2003 compared to $65.8 million in the comparable period of the previous year.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At March 28, 2003, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $410.9 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $1.3 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion. To mitigate these risks, in June 2000, the Company entered into interest rate
Swap and Cap Agreements for a notional amount of $344,000.

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

Date: May 12, 2003

                                            By: /s/ Dr. F. Patrick Smith
                                                ------------------------
                                            Dr. F. Patrick Smith
                                            Chairman and Chief Executive Officer

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

Date: May 12, 2003

                                                         By: /s/ James E. Condon
                                                             -------------------
                                                         James E. Condon
                                                         Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Tekni-Plex, Inc. (the "Company") on Form 10-Q for the period ending March 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dr.
F. Patrick Smith, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY: /s/ DR. F. PATRICK SMITH
Dr. F. Patrick Smith
Chairman and Chief Executive Officer
May 12, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Tekni-Plex, Inc. (the "Company") on Form 10-Q for the period ending March 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James E. Condon, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

BY: /s/ JAMES E. CONDON
James E. Condon
Chief Financial Officer
May 12, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TEKNI-PLEX, INC.

May 12, 2003

                                  By: /s/ F. Patrick Smith
                                      --------------------
                                      F. Patrick Smith
                                      Chairman of the Board and
                                      Chief Executive Officer

                                  By: /s/ Kenneth W.R. Baker
                                      -----------------------
                                      Kenneth W. R. Baker
                                      President and Chief Operating Officer

                                  By: /s/ James E.Condon
                                      ------------------
                                      James E.Condon
                                      Vice President and Chief Financial Officer