Form 10-K
period 2003-06-27
TEKNI PLEX INC
filed 2003-10-08
CIK 1039542

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

                                   (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 27, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM         TO

                        COMMISSION FILE NUMBER 333-28157

                                 ---------------

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

DESCRIPTION OF SEGMENTS

    See footnote 14 of our audited financial statements at June 27, 2003.

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

                                BUSINESS SEGMENT

              PACKAGING                                  TUBING PRODUCTS
------------------------------------------        ------------------------------
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

    - Strong market positions in core businesses. We have a strong market presence in our core product lines. The following table shows what we believe to be our market position in the U.S. in our primary product lines:

                  PRODUCT MARKET POSITION
-----------------------------------------------------------
Vinyl medical device materials.............................    1
Vinyl medical tubing.......................................    1
Laminated, clear, high barrier pharmaceutical blister
  packaging................................................    1
Multi-layered co-extruded and laminated closure liners.....    1
Garden and irrigation hose.................................    1
Precision tubing and gaskets for aerosol packaging.........    1
Egg cartons................................................    1
Foam processor trays.......................................    2

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

    - Strong equity sponsorship. We have obtained a strong equity commitment from co-investors in conjunction with the recapitalization in June 2000. New investors agreed to $269.6 million in aggregate equity commitments to Tekni-Plex Partners, of which $167.0 million was contributed to consummate the recapitalization in June 2000. The remaining $102.6 million was contributed in conjunction with our acquisitions of Super Plastics, Mark IV's Swan Division, and Elm Packaging. In connection with the recapitalization, all members of our current management maintained their entire equity investment.

EMPLOYEES

     As of June 27, 2003 we had approximately three thousand three hundred employees. A portion of our employees are represented by labor unions, and we believe our labor relations with those unions are good.

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

    - Growth through international expansion. We believe that there is significant opportunity to expand our international sales, which currently represent approximately 13.7% of our total revenues. At present, we have manufacturing operations with attached sales offices in Belgium, Italy, The United Kingdom, Canada and Argentina. We have a regional sales office in Singapore covering southeast Asia, including the People's Republic of China. In addition, we have manufacturing liaisons and strategic supplier agreements in Japan, Germany and Italy and a manufacturing licensee in Japan. We have recently added sales representatives for Jordan, Saudi Arabia and the United Arab Emirates as well as in the Philippines and India to our existing representatives in Australia/New Zealand, South Africa, Central America, Brazil, Mexico, Chile, China (including Hong Kong), Taiwan, Greece and Turkey. We believe that our growing international presence, which is a combination of our own regional manufacturing and sales forces and independent sales representatives, will continue to generate opportunities to increase our sales.

PACKAGING SEGMENT

    The Packaging segment of our business had revenues of $291.8 million (47.8% of total revenues) for the year ended June 27, 2003 and $253.6 million (43.9% of total revenues) for the year ended June 28, 2002. Further details of the major markets served by this segment are given below:

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

CLOSURE LINERS

    Tekni-Plex is also a leading producer of sophisticated extruded, co-extruded and laminated cap-liners and seals, known as closure liners, for glass and plastic bottles. Closure liners perfect the seal between a container and its closure, for example, between a bottle and its cap. The liner material has become an integral part of the container/closure package. Without the gasketing effect of the liner, most container/closure packages would not be secure enough to protect the contents from contamination or loss of product efficacy.

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

AEROSOL AND PUMP PACKAGING COMPONENTS

    Our Aerosol and Pump Packaging Components business produces dip tubes, which transmit the contents of the container to the nozzle, and specialized, molded or punched rubber-based valve gaskets that serve to control the release of the product from the container. The group also produces writing instrument products, including pen barrels and ink tubing as well as ink reservoirs for felt-tip pens.

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

TUBING SEGMENT

    The Tubing Products segment of our business had revenues of $209.7 million (34.3 % of total revenues) for the year ended June 27, 2003 and $216.6 million (37.5% of total revenues) for the year ended June 28, 2002. Further details of the major markets served by this segment are given below:

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

                                                                           APPROXIMATE
              LOCATION                          PRIMARY FUNCTION           SQUARE FEET
------------------------------------    --------------------------------  ------------
Auburn, Maine(3)....................    Manufacturing                         24,000
Belfast, Northern Ireland...........    Manufacturing                         47,580
Blauvelt, New York(7)...............    Manufacturing                         56,400
Burlington, New Jersey..............    Manufacturing                        124,000
Bucyrus, Ohio.......................    Manufacturing                        587,649
Bucyrus, Ohio(3)....................    Warehouse                            150,000
Buenos Aires, Argentina(5)..........    Manufacturing and warehouse           12,900
Cambridge, Ontario, Canada..........    Manufacturing                         25,000
City of Industry, California(3).....    Manufacturing                        110,000
Clayton, North Carolina.............    Manufacturing                         76,000
Clinton, Illinois...................    Manufacturing                         69,000
Columbus, Ohio(4)...................    Sales Offices                          3,761
Coppell, Texas(5)...................    Executive Offices                      3,125

Dallas, Texas.......................    Manufacturing                        139,000
Decatur, Indiana....................    Manufacturing                        187,000
East Farmingdale, New York(5).......    Manufacturing                         56,556
East Farmingdale, New York (5)          Warehouse                             11,000
Erembodegem (Aalst), Belgium........    Manufacturing                        125,667
Flemington, New Jersey..............    Manufacturing                        145,000
Fullerton, California (9)...........    Manufacturing and warehouse           60,250
Fullerton, California (2)...........    Warehouse                             49,500
Harrison, New Jersey(6).............    Warehouse                            135,501
Lawrenceville, Georgia..............    Manufacturing                        150,000
Lawrenceville, Georgia(4)...........    Warehouse                             13,000
Livonia, Michigan(2)................    Manufacturing                         60,000
McKenzie, Tennessee.................    Manufacturing and warehouse           60,000
Memphis, Tennessee(7)...............    Manufacturing and warehouse          149,800
Memphis, Tennessee(3)...............    Warehouse                             50,000
Milan (Gaggiano), Italy(5)..........    Warehouse                             12,920
Milan (Gaggiano), Italy.............    Manufacturing                         14,900
Milan (Gaggiano), Italy.............    Manufacturing                         25,800
Milan (Rosate), Italy(7)............    Manufacturing                         24,000
Mississauga, Ontario, Canada(10)....    Manufacturing                        118,196
Mississauga, Ontario, Canada(3).....    Manufacturing                        126,650
Piscataway, New Jersey(7)...........    Manufacturing                        155,000
Ridgefield, New Jersey..............    Manufacturing                        330,000
Rockaway, New Jersey................    Manufacturing                         90,550
Schaumburg, Illinois(12)............    Manufacturing                         59,100
Schiller Park, Illinois.............    Manufacturing                         15,232
Shelby, Ohio(3).....................    Warehouse                            350,000
Singapore(1)........................    Sales Office                             550
Somerville, New Jersey..............    Manufacturing                        172,000
Sparks, Nevada(8)...................    Manufacturing                        448,000
Tonawanda, New York(8)..............    Manufacturing                         32,000
Troy, Ohio(7).......................    Manufacturing and warehouse          200,000
Waco, Texas.........................    Manufacturing                        104,600
Wenatchee, Washington...............    Manufacturing                         97,000
Wenatchee, Washington(2)............    Warehouse                             26,200
Wenatchee, Washington(1)............    Warehouse                              8,000

----------

(Years relate to calendar years)

(1)  Leased on a month-to-month basis.

(2)  Lease expires in 2003.

(3)  Lease expires in 2004.

(4)  Lease expires in 2005.

(5)  Lease expires in 2006.

(6)  Lease expires in 2007.

(7)  Lease expires in 2008.

(8)  Lease expires in 2012.

(9)  Lease expires in 2013.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

    Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected historical consolidated financial information of the Company, and has been derived from and should be read in conjunction with the Company's audited consolidated financial statements, including the notes thereto, which appear elsewhere herein. Acquisitions the Company made in certain years result in years not being comparable.

                                                                 YEARS ENDED
                                     -----------------------------------------------------------------
                                       JULY 2,      JUNE 30,      JUNE 29,      JUNE 28,     JUNE 27,
                                        1999          2000         2001          2002         2003
                                     -----------  ------------  ------------  ------------  ----------
                                                          (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales.....................       $  507,314   $   524,817   $   525,837   $   577,749   $  610,663
Cost of goods sold............          376,370       394,480       399,836       430,457      459,471
Gross profit..................          130,944       130,337       126,001       147,292      151,192
Integration Expense                          --            --            --            --       11,164

Selling, general and administrative
  expenses.........................  $   62,534   $    58,343   $    60,999   $    69,444   $ 61,600
Income from operations.............      68,410        71,994        65,002        77,848     78,428
Interest expense, net(a)...........      38,977        73,821        76,569        70,934     71,266
Unrealized loss on derivative
  contracts........................          --            --        13,891         7,830      1,997
Other expense (income).............         286         4,705           605            (6)      (531)
Pre-tax income (loss)..............      29,147        28,842       (26,063)         (910)     5,696
Income tax provision (benefit).....      14,150        14,436        (7,069)        5,677      2,306
Net income (loss)..................      14,997       (20,968)      (18,994)       (6,587)     3,390
BALANCE SHEET DATA (AT PERIOD
  END):
Working capital....................  $  101,445   $   145,879   $   199,129   $   218,919    249,665
Total Assets.......................     559,436       574,789       621,494       691,963    784,764
Total debt (including current
  portion).........................     416,394       651,593       678,150       692,821    729,484
Stockholders' equity (deficit).....      52,297      (149,150)     (134,697)      (91,111)   (64,811)
OTHER FINANCIAL DATA:
Depreciation and amortization......  $   35,343   $    34,748   $    37,670   $    39,863     28,342
Capital expenditures...............      12,950        16,258        17,116        24,653     32,232
Cash flows:
From operations....................      38,794         9,485        (3,266)        7,922     15,029
From investing.....................     (58,089)      (16,905)      (26,777)      (88,446)   (49,994)
From financing.....................      12,057        (1,687)       62,180        64,092     54,203

----------



(a) In connection with the adoption of SFAS 145, included in interest expense for the year ended June 30, 2000 is approximately $35,374 comprised of prepayment penalties and other interest costs of $39,303, the write-off of deferred financing costs of $16,696 and other fees of $1,325, net of a tax benefit of $21,950.

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

                         SELECTED FINANCIAL INFORMATION
                            (PERCENTAGE OF NET SALES)

                                                            YEAR ENDED
                                                  -----------------------------
                                                  JUNE 29,   JUNE 28,  JUNE 27,
                                                    2001       2002      2003
                                                  --------   --------  --------
Net sales.......................................   100.0%     100.0%    100.0%
Cost of sales...................................    76.0       74.5      75.2
Gross profit....................................    24.0       25.5      24.8

Integration Expense                                                       1.8
Selling, general and administrative expenses....    11.6       12.0      10.1
Income from operations..........................    12.4       13.5      12.8
Interest expense................................    14.6       12.3      11.7
Provision (Benefit) for income taxes............    (1.3)       1.0       0.4
Net income (loss)...............................    (3.6)      (1.1)      0.6
Depreciation and amortization...................     7.2        6.9       4.6

YEAR ENDED JUNE 27, 2003 COMPARED TO THE YEAR ENDED JUNE 28, 2002

    Net Sales, increased to $610.7 million for the year ended June 27, 2003 from $577.7 million for the year ended June 28, 2002, representing an increase of $33.0 million or 5.7%. Our Packaging Segment reported a 15.1% increase in Net Sales to $291.8 million in the fiscal year ended June 27, 2003 compared to $253.6 million in the fiscal year ended June 28, 2002. (The increase was primarily due to the inclusion of our Elm acquisition that occurred in July 2002.) Our Tubing Products Segment's Net Sales decreased by $6.9 million or 3.2%, to $209.7 million from $216.6 million last year, primarily due to soft garden hose sales in our Fourth Quarter resulting from an unusually rainy Spring and Summer throughout most of North America. Net Sales for our other products increased to $109.2 million in the current year from $107.6 million in the previous year primarily due to higher volume.

    Cost of Goods Sold, increased to $459.5 million for the year ended June 27, 2003 from $430.5 million for the year ended June 28, 2002. Expressed as a percentage of Net Sales, Cost of Goods Sold increased to 75.2% of Net Sales for the year ended June 27, 2003 compared to 74.5% for the year ended June 28, 2002, primarily due to higher raw material costs.

    Gross Profit, as a result, increased to $151.2 million for the year ended June 27, 2003 from $147.3 million for the year ended June 28, 2002. The ratio of Gross Profit to Net Sales decreased to 24.8% for the year ended June 27, 2003 from 25.5% for the year ended June 28, 2002. Our Packaging Segment Gross Profit increased by $16.5 million to $88.3 million from $71.8 million in the fiscal year ending June 27, 2003 primarily due to our Elm acquisition. Measured as a percentage of Net Sales our Packaging Segment Gross Profit increased to 30.3% for the year ended June 27, 2003 from 28.3% for the year ended June 28, 2002. Our Tubing Products Segment Gross Profit decreased by $7.4 million to $52.9 million from $60.3 million in the fiscal year ending June 27, 2003. Measured as a percentage of Net Sales our Tubing Products Segment Gross Profit decreased to 25.2% for the year ended June 27, 2003 from 27.9% for the year ended June 28, 2002. This decline was the result of both higher raw material costs as well as weak garden hose sales in the Fourth Quarter as noted above. Gross Profit for our other products declined to $10.0 million in the current fiscal year from $15.1 million in the previous year. Measured as a percentage of Net Sales, other Gross Profit decreased to 9.2% in the current fiscal year from 14.1% in the previous year primarily due to our inability to fully pass through higher raw material costs for our specialty resins business.

     Selling, General and Administrative Expenses decreased to $61.6 million for the year ended June 27, 2003 from $69.4 million for the year ended June 28, 2002 primarily due to the elimination of $12.4 million of goodwill amortization expense due to a mandated change in accounting for goodwill effective during the year ended June 27, 2003 offset by an increase in expenses due to the Elm acquisition. The resultant ratio to Net Sales decreased to 10.1% for the year ended June 27, 2003 from 12.0% for the year ended June 28, 2002.

     Operating Profit, as a result of the above, increased to $78.4 million in the current fiscal year compared to $77.8 million in the previous year. Measured as a percentage of Net Sales, Operating Profit decreased to 12.8% in fiscal 2003 from 13.5% in fiscal 2002. Our Packaging Segment Operating Profit increased by $12.9 million or 27.3% to $60.2 million from $47.3 million last year. Measured as a percentage of Net Sales, Packaging Segment Operating Profit improved to 20.6% in the year ended June 27, 2003 compared to 18.6% in the previous year. Our Tubing Products Segment Operating Profit decreased by $5.4 million to $35.4 million from $40.8 million in the year ended June 27, 2003. Measured as a percentage of Net Sales, Tubing Products Segment Operating Profit decreased to 16.9% from 18.8% last year. Operating Profit for our other products declined to $3.5 million in the current year from $6.6 million in the previous year. Measured as a percentage of Net Sales, other Operating Profit declined to 3.2% in the current fiscal year from 6.2% in the previous fiscal year.

    Interest Expense, increased to $71.3 million for the fiscal year ending June 27, 2003 from $70.9 million for the fiscal year ending June 28, 2002 primarily due to higher average debt levels. The unrealized loss on derivative obligations decreased to $2.0 million in the current fiscal year compared to a loss of $7.8 million in the previous fiscal year.

     The provision for income taxes decreased to $2.3 million in the current fiscal year from $5.7 million in the previous year due to lower earnings. Our effective tax rate declined to 40.4% in 2003 from 623.8% in 2002 due to a large portion of our goodwill amortization not being tax deductible in 2002.

    Net Income (loss), as a result, was income of $3.4 million or 0.6% of Net Sales for the fiscal year ending June 27, 2003 compared to a loss of ($6.6) million or (1.1%) of Net sales for the year ending June 28, 2002.

     Depreciation and Amortization Expense, decreased to $28.3 million or 4.6% of Net Sales for the fiscal year ending June 27, 2003 from $39.9 million or 6.9% of Net Sales for the fiscal year ending June 28, 2002 primarily due to a $12.4 million reduction in goodwill amortization resulting from a mandated change in the accounting for goodwill effective during the year ended June 27, 2003.

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

    Our Packaging Segment reported a 0.9% decline in Net Sales to $253.6 million in the fiscal year ended June 28, 2002 compared to $256.0 million in the fiscal year ended June 29, 2001. The decline was the result of continued softness in sales to healthcare customers due to the general slowdown in new drug introductions by our pharmaceutical customers compared to recent historical norms. Our Tubing Products Segment's Net Sales increased by $61.4 million or 39.6%, to $216.6 million from $155.2 million last year, primarily due to our Swan acquisition. Net Sales for our other products declined to $107.6 million in the current year from $114.7 million in the previous year primarily due to soft demand for specialty resins.

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

    Our Packaging Segment Gross Profit increased by $2.2 million to $71.8 million from $69.6 million in the fiscal year ending June 28, 2002 primarily due to lower raw material costs and improved operating efficiencies. Measured as a percentage of Net Sales our Packaging Segment Gross Profit increased to 28.3% for the year ended June 28, 2002 from 27.2% for the year ended June 29, 2001.

    Our Tubing Products Segment Gross Profit increased by $20.0 million to $60.3 million from $40.3 million in the fiscal year ending June 28, 2002 primarily due to our Swan acquisition. Measured as a percentage of Net Sales our Tubing Products Segment Gross Profit increased to 27.9% for the year ended June 28, 2002 from 26.0% for the year ended June 29, 2001. Gross Profit for our other products declined to $15.1 million in the current fiscal year from $16.1 million in the previous year. Measured as a percentage of Net Sales, other Gross Profit increased to 14.1% in the current fiscal year from 14.0% in the previous year

    Selling, General and Administrative Expenses increased to $69.4 million for the year ended June 28, 2002 from $61.0 million for the year ended June 29, 2001 primarily due to the inclusion of expenses associated with our Swan acquisition. The resultant ratio to Net Sales increased to 12.0% for the year ended June 28, 2002 from 11.6% for the year ended June 29, 2001.

    Operating Profit, as a result of the above, increased to $77.8 million or 13.5% of Net Sales for the year ended June 28, 2002 from $65.0 million or 12.4% of Net Sales for the year ended June 29, 2001.

    Our Packaging Segment Operating Profit increased by $3.1 million or 7.0% to $47.3 million from $44.2 million last year, primarily due to lower raw material costs and improved operating efficiencies. Measured as a percentage of Net Sales, Packaging Segment Operating Profit improved to 18.6% in the year ended June 28, 2002 compared to 17.3% in the previous year. Our Tubing Products Segment Operating Profit increased by $14.7 million or 56.3% to $40.8 million from $26.1 million in the year ended June 28, 2002, primarily due to our Swan acquisition. Measured as a percentage of Net Sales, Tubing Products Segment Operating Profit improved to 18.8% from 16.8% last year. Operating Profit for our other products declined to $6.6 million in the current year from $7.3 million in the previous year. Measured as a percentage of Net Sales, other Operating Profit declined to 6.2% in the current fiscal year from 6.4% in the previous fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended June 27, 2003, net cash provided by operating activities was $15.0 million compared to $7.9 million of cash provided by operating activities in the prior year. The $7.1 million increase was due primarily to collection of accounts receivable offset by higher year-end garden hose inventories due to a weaker than expected selling season noted above. Various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

     Working capital at June 27, 2003 was $249.7 million compared to $218.9 million at June 28, 2002. The increase was primarily due to higher cash balances, partially due to a capital contribution, which was invested in inventories.

    As of June 27, 2003, we had an outstanding balance of $91.0 million under our $100.0 million revolving credit line of our existing credit facility. This was an increase of $45.0 million from the $46.0 million outstanding balance as of June 28, 2002. The increase in revolver borrowings reflects the increase in Working Capital and Fixed Assets in fiscal 2003. In Fiscal 2002, our revolver balance was reduced by the application of the proceeds from our $40 million senior subordinated notes offering in May of 2002. As of June 27, 2003 we had $48.1 million of cash compared to $28.2 million of cash as of June 28, 2002. Our cash balances were positively impacted by $17.6 million of equity issuance in June 2003.

    As of June 27, 2003, we had $7.2 million undrawn and available under our revolving credit facility and $48.1 of cash to fund ongoing general corporate and working capital requirements.

    Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the years ended June 27, 2003, June 28, 2002 and June 29, 2001 were $32.2 million, $24.7 million and
$17.1 million, respectively. We expect that annual capital expenditures will decrease somewhat from recent levels during the next few years as we make improvements in our recently acquired operations.

     In June 2000, Tekni-Plex entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. Since June 2000, LIBOR, the benchmark interest rate for our senior term debt facilities, has declined. Because we did not receive all of the benefit of falling interest rates, we recorded an unrealized loss from derivative transactions of $2.0 million and $7.8 million in fiscal years 2003 and 2002, respectively.

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

    Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which require a minimum consolidated EBITDA, as defined in the debt agreement, minimum fixed charge coverage ratio and a minimum leverage ratio. We have amended certain of such covenants for the period ending June 27, 2003 and future periods. In connection with that amendment, the interest rate margins of the credit facilities have been increased by approximately 50 basis points.

    At June 27 2003 the Company's contractual obligations for borrowings are as follows:

                          LONG-TERM
 PAYMENTS DUE BY PERIOD     DEBT      LEASES   TOTAL
------------------------  ---------  -------  -------
                                 (IN THOUSANDS)
Less than 1 year........  $ 16,709   $ 8,281  $ 24,990

Year 2..................    38,041     6,509    44,550
Year 3..................   128,905     5,931   134,836
Year 4..................   114,965     5,509   120,474
Year 5..................   134,230     4,124   138,354
After 5 years...........   432,850    16,064   448,914

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

     The Company records revenue when products are shipped. Legal title and risk of loss with respect to the products pass to customers at the point of shipment. The Company provides an allowance for returned product and volume sales rebates on an estimated basis based on written agreements and past experience.

    The Company evaluates its long-lived assets for impairment based on the undiscounted future cash flows of such assets. If a long-lived asset is identified as impaired, the value of the asset will be reduced to its fair value.

     The Company records inventories at the lower of cost (weighted average) or market. We record inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required.

     The Company extends credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Conversely, reserves are deducted to reflect credit and collection improvements.

     The Company has intangible assets related to acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and required adjustments to recorded asset balances. We adopted SFAS 142, which requires us to cease amortization of goodwill, to perform a transitional test for potential goodwill impairment upon adoption, and then test goodwill for impairment at least annually by reporting unit. See Note 6.

     The Company records a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would not be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     The Company makes estimates of sales rebates and allowances related to current period product revenue. Management analyzes historical trends, current economic conditions, and compliance with written agreements when evaluating the adequacy of the reserve for sales rebates and allowances. Management judgments and estimates must be made and used in connection with establishing the sales rebates and allowances in any accounting period.

NEW ACCOUNTING PRONOUNCEMENTS

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

    On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"), through the issuance of FASB Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," ("FAS 148"). FAS 148 amends the existing disclosures that a company should make in its annual financial statements and requires, for the first time, disclosures in interim financial reports. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for the Company for the fiscal year ending June 27, 2003. The adoption of the disclosure requirements of FAS 148 will not have a material affect on the Company's financial statements. As permitted under FAS 123, management applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    In July 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders equity. SFAS 150 does not currently apply to the Company.

    In November 2002, FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 interprets the guidance in SFAS 5, "Accounting for Contingencies." Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not currently apply to the Company.

    In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. The new guidance, however, applies to a larger population of entities. FIN 46 does not currently apply to the Company.

INFLATION

    During the closing months of fiscal year 2003, we contended with rising raw material prices. We believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 27, 2003 and June 28, 2002 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $410,790 and $375,120 respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1,234 and $1,304, respectively, on the Company's earnings and cash flows based upon these year-end debt levels. To ameliorate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements for a notional amount of $344,000.

ITEM 8. FINANCIAL STATEMENTS

    The financial statements commence on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9a. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(c). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

          NAME           AGE                 POSITION
-----------------------  ---  --------------------------------------
Dr. F. Patrick Smith...  55   Chairman of the Board and Chief
                              Executive Officer
Kenneth W.R. Baker.....  59   President, Chief Operating Officer and
                              Director
Arthur P. Witt.........  73   Corporate Secretary and Director
John S. Geer...........  57   Director
J. Andrew McWethy......  62   Director
Michael F. Cronin......  49   Director

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

                           SUMMARY COMPENSATION TABLE

                                             FISCAL                                    STOCK        OTHER ANNUAL
         NAME & PRINCIPAL POSITION            YEAR       SALARY         BONUS         OPTIONS      COMPENSATION(a)
------------------------------------------   ------   ------------   ------------   ------------   ---------------
Dr. F. Patrick Smith .....................    2003    $  6,050,000   $         --             --    $     16,000
Chairman and Chief Executive Officer          2002       5,500,000             --             --          16,000
                                              2001       5,000,000             --             --          16,000

Mr. Kenneth W.R. Baker ...................    2003    $  3,025,000   $         --             --    $      9,000
President and Chief Operating Officer         2002       2,750,000             --             --           9,000
                                              2001       2,500,000             --             --           9,000

Mr. James E. Condon ......................    2003    $    500,000   $    140,000   $         --    $      7,200
  Vice President and Chief Financial          2002         400,000        105,000             --           7,200
     Officer                                  2001         122,308             --        254,000           7,200

(a) Includes amounts reimbursed during the fiscal year for payment of taxes, auto expense, membership fees, etc.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                               POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                                         PERCENT OF                               ANNUAL RATES OF
                          NUMBER OF        TOTAL       EXERCISE                     STOCK PRICE
                          SECURITIES    OPTIONS/SARS   OR BASE                   APPRECIATION FOR
                          UNDERLYING     GRANTED TO     PRICE                       OPTION TERM
                         OPTIONS/SARS   EMPLOYEES IN     PER      EXPIRATION   --------------------
        NAME               GRANTED       FISCAL YEAR    SHARE        DATE         5%         10%
----------------------   ------------   ------------   --------   ----------   ---------   --------
Dr. F. Patrick Smith..        --             --%          --          --          --          --
Kenneth W.R. Baker....        --             --%          --          --          --          --
James E. Condon.......        --             --%          --          --          --          --

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF
                                                             SECURITIES      VALUE ($000)
                                                             UNDERLYING     OF UNEXERCISED
                                                             UNEXERCISED     IN-THE-MONEY
                                                            OPTIONS/SARS     OPTIONS/SARS
                                                              AT FY-END       AT FY-END
                         SHARES ACQUIRED                    EXERCISABLE/     EXERCISABLE/
        NAME               ON EXERCISE     VALUE REALIZED   UNEXERCISABLE   UNEXERCISABLE
----------------------   ---------------   --------------   -------------   --------------
Dr. F. Patrick Smith..         --                --              --             --/--
Kenneth W.R. Baker....         --                --              --             --/--
James E. Condon.......         --                --              --             --/--

EMPLOYMENT AGREEMENTS

    In June 2000, Dr. Smith and Mr. Baker entered into amended and restated employment agreements that currently expire July 1, 2006 and contain renewal provisions. The employment agreements provide for a 10% annual salary increase.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Tekni-Plex Partners LLC holds approximately 96.4% (approximately 93.9% on a fully diluted basis) and MST/TP Partners LLC holds approximately 3.6% (approximately 3.5% on a fully diluted basis) of Tekni-Plex's outstanding common stock.

    Tekni-Plex Management LLC, controlled by Dr. Smith, is the sole managing member of both Tekni-Plex Partners LLC and MST/TP Partners LLC.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING ARRANGEMENTS

    In fiscal year 2001 we had an arrangement with Arthur P. Witt, one of our directors and our corporate secretary, under which Mr. Witt provided us with customary management consulting services. Mr. Witt's compensation for consulting services rendered on our behalf was approximately $50,400 for fiscal year 2001.

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

    (a)(2) Financial Statement Schedule-- Schedule II-- Valuation and Qualifying Accounts

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

                                            TEKNI-PLEX, INC.

                                            By:      /s/ F. PATRICK SMITH
                                               ---------------------------------
                                                       F. Patrick Smith
                                                   Chairman of the Board and
                                                    Chief Executive Officer

Dated: October 8, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            By:      /s/ JAMES E. CONDON
                                               ---------------------------------
                                                        James E. Condon
                                                    Chief Financial Officer

Dated: October 8, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on October 8, 2003.

      SIGNATURE                                TITLE
----------------------   --------------------------------------------------
 /s/ F. PATRICK SMITH     Chairman of the Board and Chief Executive Officer
 --------------------
   F. Patrick Smith

/s/ KENNETH W.R. BAKER   President and Chief Operating Officer and Director
----------------------
  Kenneth W.R. Baker

  /s/ ARTHUR P. WITT              Corporate Secretary and Director
  ------------------
    Arthur P. Witt

   /s/ JOHN S. GEER                           Director
   ----------------
     John S. Geer

/s/ J. ANDREW MCWETHY                         Director
---------------------
  J. Andrew McWethy

/s/ MICHAEL F. CRONIN                         Director
---------------------
  Michael F. Cronin

                                                                TEKNI-PLEX, INC.

                                                                        CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                              F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                               F-3
   Statements of operations                                                     F-4
   Statements of stockholders' deficit                                          F-5
   Statements of cash flows                                                     F-6
   Notes to financial statements                                           F-7-F-51

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
  SUPPLEMENTAL SCHEDULE                                                        F-52

SUPPLEMENTAL SCHEDULE:
  Valuation and qualifying accounts and reserves                               F-53

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its subsidiaries (the "Company") as of June 27, 2003 and June 28, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 27, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its subsidiaries as of June 27, 2003 and June 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2003, in conformity with accounting principles generally accepted in the United States of America.

August 31, 2003

Woodbridge, New Jersey

                                                                TEKNI-PLEX, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               June 27, 2003   June 28, 2002
------------------------------------------------------------------------------------------------------------
ASSETS (NOTE 7)
CURRENT:
   Cash and cash equivalents                                                    $     48,062    $     28,199
   Accounts receivable, net of an allowance of $8,398 and $5,271 for
      possible losses                                                                135,719         139,008
   Inventories (Note 4)                                                              161,333         117,632
   Deferred income taxes (Note 8)                                                      6,735           7,472
   Prepaid expenses and other current assets                                           7,939           5,583
------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                                   359,788         297,894
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 5)                                          179,521         158,118
INTANGIBLE ASSETS, NET (NOTE 6)                                                      213,152         204,252
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $6,899 AND
  $5,030                                                                              11,851          14,343
DEFERRED INCOME TAXES (NOTE 8)                                                        19,172          16,278
OTHER ASSETS                                                                           1,280           1,078
------------------------------------------------------------------------------------------------------------
                                                                                $    784,764    $    691,963
============================================================================================================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long term debt (Note 7)                                   $     16,709    $     13,407
   Accounts payable                                                                   52,371          32,643
   Accrued payroll and benefits                                                        9,525           8,965
   Accrued interest                                                                    6,317           4,789
   Accrued integration reserve (Note 3)                                                5,000           6,755
   Accrued liabilities - other                                                        14,143          11,901
   Income taxes payable                                                                6,058             515
------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                              110,123          78,975
LONG-TERM DEBT (NOTE 7)                                                              712,775         679,414
OTHER NON-CURRENT LIABILITIES (NOTE 1)                                                26,677          24,685
------------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                                      849,575         783,074
------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (NOTES 8, 9 AND 11)
STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value, authorized 20,000 shares, issued 1,008
      at June 27, 2003 and June 28, 2002                                                  -               -
   Additional paid-in capital                                                        188,018         170,176
   Accumulated other comprehensive loss                                               (1,737)         (6,805)
   Accumulated deficit                                                               (30,569)        (33,959)
   Less treasury stock at cost, 431 shares (Note 2)                                 (220,523)       (220,523)
------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' DEFICIT                                            (64,811)        (91,111)
------------------------------------------------------------------------------------------------------------
                                                                                $    784,764    $    691,963
============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (DOLLARS IN THOUSANDS)

Years ended                                           June 27, 2003   June 28, 2002   June 29, 2001
---------------------------------------------------------------------------------------------------
NET SALES                                               $  610,663     $  577,749      $  525,837
COST OF SALES                                              459,471        430,457         399,836
-------------------------------------------------------------------------------------------------
              GROSS PROFIT                                 151,192        147,292         126,001
OPERATING EXPENSES:
   Selling, general and administrative                      61,600         69,444          60,999
   Integration expenses (Note 16)                           11,164              -               -
-------------------------------------------------------------------------------------------------
              INCOME FROM OPERATIONS                        78,428         77,848          65,002
OTHER EXPENSES:
   Interest, net                                            71,266         70,934          76,569
   Unrealized loss on derivative contracts (Note 1)          1,997          7,830          13,891
   Other                                                      (531)            (6)            605
-------------------------------------------------------------------------------------------------
              INCOME (LOSS) BEFORE PROVISION
                (BENEFIT) FOR INCOME TAXES                   5,696           (910)        (26,063)
PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 8)                2,306          5,677          (7,069)
-------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $    3,390     $   (6,587)     $  (18,994)
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                          (DOLLARS IN THOUSANDS)

                                                              Accumulated
                                                Additional       Other
                                       Common    Paid-In     Comprehensive   Accumulated     Treasury
                                       stock     Capital          Loss         Deficit         Stock        TOTAL
--------------------------------------------------------------------------------------------------------------------
BALANCE, June 30, 2000                    -     $   84,176    $   (4,486)     $   (8,378)     (220,462)   $ (149,150)
Net loss                                  -              -             -         (18,994)            -       (18,994)
Foreign currency translation              -              -        (2,553)              -             -        (2,553)
                                                                                                          ----------
  Comprehensive loss                      -              -             -               -             -       (21,547)
Capital contributions                     -         36,000             -               -             -        36,000
--------------------------------------------------------------------------------------------------------------------
BALANCE, June 29, 2001                    -        120,176        (7,039)        (27,372)     (220,462)     (134,697)
Net loss                                  -              -             -          (6,587)            -        (6,587)
Foreign currency translation              -              -         3,319               -             -         3,319
Unrealized loss on pension plan, net
   of tax                                 -              -        (3,085)              -             -        (3,085)
                                                                                                          ----------
  Comprehensive loss                      -              -             -               -             -        (6,353)
Acquisition of shares                     -              -             -               -           (61)          (61)
Capital contributions                     -         50,000             -               -             -        50,000
--------------------------------------------------------------------------------------------------------------------
BALANCE, June 28, 2002                             170,176        (6,805)        (33,959)     (220,523)      (91,111)
Net income                                -              -             -           3,390             -         3,390
Foreign currency translation              -              -         6,320               -             -         6,320
Unrealized loss on pension plan, net
   of tax                                 -              -        (1,252)              -             -        (1,252)
                                                                                                          ----------
  Comprehensive income                    -              -             -               -             -         8,458
Capital contributions                     -         17,842             -               -             -        17,842
--------------------------------------------------------------------------------------------------------------------
BALANCE, June 27, 2003                    -     $  188,018    $   (1,737)    $  (30,569)    $ (220,523)   $  (64,811)
====================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 13)
                                                          (DOLLARS IN THOUSANDS)

Years ended                                                       June 27, 2003   June 28, 2002   June 29, 2001
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $      3,390    $     (6,587)   $    (18,994)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                    24,615          20,981          18,741
        Amortization                                                     3,727          18,882          18,929
        Unrealized loss on derivative contracts                          1,997           7,830          13,891
        Provision for bad debts                                          2,350             484             250
        Deferred income taxes                                           (2,547)          1,234         (11,167)
        Changes in assets and liabilities, net of acquisitions:
              Accounts receivable                                        4,388         (35,632)         (9,527)
              Inventories                                              (40,372)          4,226         (11,019)
              Prepaid expenses and other current assets                   (567)            866           8,859
              Other assets                                                (202)            (50)            (58)
              Accounts payable and other current liabilities            13,630          (6,136)          2,713
              Income taxes payable                                       4,625           5,419           3,349
              Other liabilities                                             (5)         (3,595)        (19,233)
--------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING
                   ACTIVITIES                                           15,029           7,922          (3,266)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of net assets including acquisition costs              (16,762)        (63,624)         (9,233)
   Capital expenditures                                                (32,232)        (24,653)        (17,116)
   Additions to intangibles                                             (1,000)           (169)           (428)
--------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                  (49,994)        (88,446)        (26,777)
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                     45,000         (19,000)         35,000
   Proceeds from long-term debt                                          1,116          40,747               -
   Repayments of long-term debt                                         (9,755)         (7,440)         (8,820)
   Proceeds from capital contributions                                  17,842          50,000          36,000
   Debt financing costs                                                      -            (154)              -
   Purchase of treasury stock                                                -             (61)              -
--------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES               54,203          64,092          62,180
--------------------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    625             (14)            (17)
--------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    19,863         (16,446)         32,120
CASH, BEGINNING OF PERIOD AND CASH EQUIVALENTS                          28,199          44,645          12,525
--------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD AND CASH EQUIVALENTS                          $     48,062    $     28,199    $     44,645
==============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

1.       SUMMARY OF ACCOUNTING POLICIES

         Nature of Business

         Tekni-Plex, Inc. and its subsidiaries ("Tekni-Plex" or the "Company") is a global, diversified manufacturer of packaging, packaging products, and materials as well as tubing products. The Company primarily serves the food, healthcare and consumer markets. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under two primary business groups: Packaging and Tubing Products.

         Consolidation Policy

         The consolidated financial statements include the financial statements of Tekni-Plex, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

         Accounts Receivable and Allowance for Doubtful Accounts

         Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to large manufacturers, retailers, and pharmaceutical companies. The Company performs continuing credit evaluations of its customers' financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

         Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 27, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

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

         Intangible Assets (other than goodwill)

         The cost of acquiring certain patents, trademarks, and customer lists is amortized over seventeen, ten and five years, respectively. Recoverability is evaluated periodically based on the expected undiscounted net cash flows of the related businesses.

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

         Revenue Recognition

         The Company recognizes revenue when goods are shipped to customers. The Company provides for returned goods and volume rebates on an estimated basis based upon agreements and past experience.

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

         Fiscal Year-End

         The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The years ended June 27, 2003, June 28, 2002 and June 29, 2001 each contained 52 weeks.

         Reclassifications

         Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

         Foreign Currency Translation

         Assets and liabilities of international subsidiaries are translated at year-end exchange rates and related translation adjustments are reported as a component of accumulated other comprehensive income
         (loss). The statement of operations accounts are translated at the average rates during the period.

         Long-Lived Assets

         Long-lived assets, excluding goodwill, are evaluated annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value which would be determined based on the net present value of estimated future cash flows. No impairment losses have been recorded through June 27, 2003.

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

         Stock Based Compensation

         The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which allows the Company to apply APB Opinion 25 and related interpretations in accounting for its stock options and present pro forma effects of the fair value of such options. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS No. 123, the Company's income (loss) before extraordinary items would have been reduced (increased) to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 4.0%, expected volatility of zero, a dividend yield of zero, and expected lives of 8 years.

Years ended                 June 27, 2003     June 28, 2002    June 29, 2001
                            ------------------------------------------------
Net income (loss):
      As reported             $ 3,390            $ (6,587)       $ (18,994)
Adjustment for fair
value of stock options,
net of tax                        124                 138               99
                            ------------------------------------------------
      Pro forma               $ 3,266            $ (6,725)       $ (19,093)
                            ==============================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Derivative Instruments

         The Company applies the provision of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted by SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders' equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

         In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting under SFAS 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized loss from derivative instruments in the Consolidated Statements of Operations. These are the only derivative instruments held by Tekni-Plex as of June 27, 2003. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Tekni-Plex has interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on a 3 month dollar LIBOR on an aggregate of $290,000 amount of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these swap contracts, Tekni-Plex also purchased an interest rate cap. The aggregate fair market value of these interest rate swap and cap contracts was $(23,719) and $(21,721) on June 27, 2003 and June 28, 2002,
         respectively, and is included in other liabilities on the Consolidated Balance Sheet. For the years ended June 27, 2003, June 28, 2002 and June 29, 2001, Tekni-Plex incurred realized losses of $8,677, $7,939 and $1,806, respectively, which have been reflected in interest expense.

         Goodwill and Business Combinations

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         On June 29, 2002 the Company adopted SFAS 142 which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

         The Company's business combinations prior to July 1, 2001 were accounted for using the purchase method and goodwill was amortized over 15 years. In accordance with SFAS 142 no amortization expense was recorded during the year ended June 27, 2003. During the year ended June 28, 2002 the acquisition of the Swan garden hose division of Mark IV Industries, Inc. resulted in customer lists and goodwill of $3,900 and $36,200, respectively. In accordance with SFAS 142, the Swan goodwill was not amortized during the year ended June 28, 2002.

         If the Company had adopted SFAS 142 on July 2, 1999, the Company's net income (loss) for each of the two years in the period ended June 28, 2002 would have been as follows:

                                                June 27, 2003   June 28, 2002     June 29, 2001
                                                -------------   -------------     -------------
Net income (loss) as previously reported          $3,390          $ (6,587)        $ (18,994)
Add amortization, net of tax                          --             9,299             9,299
Adjusted net income (loss)                        $3,390          $  2,712         $  (9,695)

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         The Company has completed its transitional and year-end analysis of goodwill, and has not determined that the adoption of SFAS 142 had no impact on the carrying amount of goodwill or the results of operations in the current year ended June 27, 2003.

         New Accounting Pronouncements

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FAS 123"), through the issuance of FASB Statement No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," ("FAS 148"). FAS 148 amends the existing disclosures that a company should make in its annual financial statements and requires, for the first time, disclosures in interim financial reports. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for the Company for the fiscal year ending June 27, 2003. The adoption of the disclosure requirements of FAS 148 did not have a material affect on the Company's financial statements. As permitted under FAS 123, management applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         In July 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity." SFAS 150 requires the shares that are mandatorily redeemable for cash or other assets at a specified or determinable date or upon an event certain to occur, be classified as liabilities, not as part of shareholders equity. SFAS 150 does not currently apply to the Company.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         In November 2002, FASB Interpretation 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued. FIN 45 interprets the guidance in SFAS 5, "Accounting for Contingencies." Specifically, FIN 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not currently apply to the Company.

         In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides new guidance for the consolidation of variable interest entities for which the voting interest model is difficult to apply. The new guidance, however, applies to a larger population of entities. FIN 46 does not currently apply to the Company.

2.       RECAPITALIZATION

         In June 2000, the Company entered into a Recapitalization (the "Recapitalization") with certain of its stockholders, whereby the Company purchased approximately 51% of the outstanding stock for approximately $220,500 including related transaction fees. This stock has been reflected as treasury stock in the accompanying balance sheet.

         As a result of provisions in the Company's Senior Debt and Subordinated Note Agreements, the Company redeemed it's $200,000 9 1/4% Senior Subordinated Notes, its $75,000 11 1/4% Senior Subordinated Notes and repaid its Senior Debt in the amount of approximately $153,000 during 2000.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

3.       ACQUISITIONS

         (a) In July 2002, the Company acquired substantially all the net assets of Elm Packaging Company ("ELM") for $16,762. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The financial results of Elm are included in the Packaging segment. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The allocation of purchase price is as follows:

Assets:
Accounts receivable                                                    $  3,449
Inventory                                                                 1,829
Deferred taxes                                                            1,695
Fixed assets                                                             12,487
Goodwill                                                                 10,051
Other assets                                                                334
                                                                       --------
      Total Assets                                                       29,845
Liabilities:
Accounts payable and accrued expenses                                     8,583
Integration reserve                                                       4,500
                                                                       --------
Net investment                                                         $ 16,762
                                                                       ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         The components of the Integration reserve and activity through June 27, 2003 was as follows:

                                                    Costs          Balance
                                   Balance        charged to       June 27,
                                  July 2002        reserve          2003
                                  ---------       ----------       --------
Reduction in personnel and         $ 1,000         $ 1,000         $     -
   related costs
Legal and environmental
   liability                         3,500           1,000           2,500
                                   -------         -------         -------
                                   $ 4,500         $ 2,000         $ 2,500
                                   =======         =======         =======

         The remaining legal and environmental costs are expected to extend over the next two years.

         The following table represents the unaudited proforma results of operations as though the acquisition of Elm occurred on June 29, 2001. The proforma effect on the year ended June 27, 2003 would be immaterial.

                                                                 Year ended
                                                               June 28, 2002
                                                               -------------
Net sales                                                        $ 617,892
Income from operations                                              75,553
Loss before income taxes                                            (4,794)

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan for approximately $63,600. Swan is a manufacturer of garden hose. The financial results of Swan are included in the tubing segment. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The allocation of the purchase price is as follows:

Assets:
Accounts Receivable                                                    $  7,184
Inventory                                                                15,600
Deferred Taxes                                                            3,570
Fixed Assets                                                             17,568
Customer lists                                                            3,900
Goodwill                                                                 35,008
                                                                       --------
      Total Assets                                                       82,830
Liabilities:
Accounts Payable and accrued expenses                                    11,230
Integration reserve                                                       8,000
                                                                       --------
Net Investment                                                         $ 63,600
                                                                       ========

         The components of the Integration reserve and activity through June 27, 2003 was as follows:


                                                   Cost            Balance      Cost                          Balance
                               October             Charged         June 28,     Charged       Adjustments     June 27,
                               2001                to  Reserve     2002         to Reserve    to  Reserve     2003
                               -------             -----------     --------     ----------    -----------     --------

Cost to close duplicate
   facilities                   3,500               1,340            2,160         101         (2,059)           --
Reduction in personnel and
   related costs                2,100                 718            1,382          --         (1,382)           --
Legal and environmental         1,275                  40            1,235       1,360          2,625         2,500
Manufacturing reconfiguration   1,455                 175            1,280          --         (1,280)           --
Other                           1,670                 972              698         794             96            --
                               ------               -----            -----       -----         ------         -----
                               10,000               3,245            6,755       2,255         (2,000)*       2,500
                               ======               =====            =====       =====         ======         =====

* $2,000 adjustment was recorded to beginning balance Integration reserve as an adjustment to the original estimates prepared by the Company. Goodwill was adjusted for the aforementioned amount.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         The remaining legal and environmental costs are expected to extend over the next two years.

         The following table represents the unaudited proforma results of operations as though the acquisition of Swan occurred on June 29, 2001. Since Swan was purchased subsequent to July 1, 2001 no amortization of goodwill has been reflected for the years ended June 27, 2003 or June 28, 2002 in accordance with SFAS 142.

                                                                    Year ended
                                                                  June 28, 2002
                                                                  -------------
Net sales                                                           $ 589,045
Income from operations                                                 75,863
Loss before income taxes                                               (2,895)
                                                                    =========

         In November 2000, the Company purchased certain assets of Super Plastics Division ("Super Plastics") of RCR International, Inc., for approximately $10,200. The acquisition was recorded under the purchase method, whereby Super Plastics' net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

4.       INVENTORIES

         Inventories are summarized as follows:

                                              June 27, 2003     June 28, 2002
                                              -------------     -------------
Raw materials                                   $  51,810         $  37,727
Work-in-process                                    10,219             8,621
Finished goods                                     99,304            71,284
                                                ---------         ---------
                                                $ 161,333         $ 117,632
                                                =========         =========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

5.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                                                       Estimated
                                   June 27, 2003     June 28, 2002    useful lives
                                   -------------     -------------    ------------
Land                                 $  16,315         $  16,256
Building and improvements               54,072            52,383       30-40 years
Machinery and equipment                196,279           163,909      5 - 10 years
Furniture and fixtures                  11,203             7,125      5 - 10 years
Construction in progress                17,366             8,663
                                     ---------         ---------      ------------
                                       295,235           248,336
Less accumulated depreciation         115,714            90,218
                                     ---------         ---------      ------------
                                     $ 179,521         $ 158,118
                                     =========         =========      ============

6.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                 June 27, 2003     June 28, 2002
                                                 -------------     -------------
Goodwill                                           $ 286,839         $ 278,006
Customer list                                          3,900             3,900
Patents                                                1,745               745
                                                   ---------         ---------
                                                     292,484           282,651
Less accumulated amortization                        79,332            78,399
                                                   ---------         ---------
                                                   $ 213,152         $ 204,252
                                                   =========         =========

         As a result of the adoption of SFAS 142, the Company discontinued amortizing goodwill effective June 29, 2002. Patents and customer list continue to be amortized. Amortization of customer list will be $780 annually through the first quarter of 2007. Patents will be amortized $152 annually. Amortization is expected to continue at this amount until 2010 when it will begin to decline. Accumulated amortization for Goodwill, customer list and Patents at June 27, 2003 and June 28, 2002 were $77,650, $317, $1,365, and $77,650, $164, and $585 respectively.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                 June 27, 2003     June 28, 2002
                                                 -------------     -------------
Senior Debt (a):
   Revolving line of credit                        $  91,000         $  46,000
   Term notes                                        319,790           329,120
Senior Subordinated Notes issued June
   21, 2000 at 12 3/4%, due June 15, 2010
   (less unamortized discount of $2,637
    and $3,015) (b).                                 272,363           271,985
Senior Subordinated Notes issued May
   2002 at 12 3/4%, due June 15, 2010
   (less unamortized premium of $512
   and $588) (b).                                     40,512            40,588
Other, primarily foreign term loans, with
   interest rates ranging from 4.44% to
   5.44% and maturities from 2003 to
   2010.                                               5,819             5,128
                                                   ---------         ---------
                                                     729,484           692,821
Less: Current maturities                              16,709            13,407
                                                   ---------         ---------
                                                   $ 712,775         $ 679,414
                                                   =========         =========

         a)       Senior Debt

                  The Company has a Senior Debt agreement, which includes a $100,000 revolving credit agreement, and two term loans in the original aggregate amount of $344,000. These loans are senior to all other indebtedness and are collateralized by substantially all the assets of the Company. The debt amended agreement includes various covenants which include a limitation on capital expenditures and compliance with customary financial ratios. The Company was in compliance with all such financial covenants as of June 27, 2003 per the amended debt agreement.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  Revolving Credit Agreement

                  Borrowings under the agreement may be used for general corporate purposes with $7.2 million of additional borrowings available at June 27, 2003. Interest, at the Company's option, is charged at the Prime Rate, plus the Applicable Base Rate Margin (currently 2.5%) or the Adjusted LIBOR Rate, as defined, plus the Applicable Euro-Dollar Margin (currently 3.5%). At June 27, 2003 the balance of $91,000 outstanding was borrowed at 4.875%. At June 28, 2002, the rates charged were at various rates ranging from 6.754% to 8.75%. The Revolving Credit Agreement expires in June 2006. The Company also had approximately $1.8 million of outstanding letters of credit as of June 27, 2003.

                  Term Loan A

                  This loan, in the original amount of $100,000, bears interest payable quarterly at the same rates and margins discussed above under the Revolving Credit Agreement, 4.4% and 5.0% at June 27, 2003 and June 28, 2002, respectively. Principal is currently payable in quarterly installments of $1,250. The quarterly installments subsequently increase with payments totaling $70,000 due in the final two years in the period ending in June 2006.

                  Term Loan B

                  This loan, in the original amount of $244,000, bears interest payable quarterly at the same rate discussed above, except the Applicable Base Rate Margin is currently 3.0% and the Applicable Euro-Dollar Margin is currently 4.0%. Rates of 4.9% and 5.5% were charged at June 27, 2003 and June 28, 2002, respectively. Principal is currently payable in quarterly installments of $610. The quarterly installments subsequently increase with payments totaling $229,000 due in the final two years in the period ending in June 2008.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         b)       Senior Subordinated Notes Issued June 2000 and May 2002

                  In June 2000, the Company issued $275,000 of 12 3/4% ten year Senior Subordinated Notes less a discount of $3,768. The discount is being amortized over the term of the notes on the interest method. Interest is payable semi-annually and the notes are unsecured obligations and rank subordinate to existing and future senior debt, including the current term loans and revolving credit facilities. The notes are callable by the Company after June 15, 2005 at a premium of 6.375%, which decreases to par after June 2008. Upon a change in control, the Company is required to make an offer to repurchase the notes at 101% of the principal amount. These notes also contain various covenants including a limitation on future indebtedness; limitation of payments, including prohibiting the payment of dividends; and limitations on mergers, consolidations and the sale of assets.

                  On May 6, 2002, the Company issued an additional $40,000 of 12 3/4% Senior Subordinated Notes plus a premium of $600, the proceeds of which were used to repay borrowings under the revolving credit facility. The premium is being amortized over the term of the notes on the interest method. These notes have the same terms and maturity as the June 2000 notes discussed above.

                  Scheduled principal payments on long-term debt over the next five years and thereafter are as follows:

         2004                                                           $  16,709
         2005                                                              38,041
         2006                                                             128,905
         2007                                                             114,965
         2008                                                             134,230
         Thereafter                                                       432,850

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

8.       INCOME TAXES

         The provision for income taxes is summarized as follows:

                                     June 27,       June 28,        June 29,
Years ended                            2003           2002            2001
----------------------------------------------------------------------------
Current:
   Federal                          $       -       $   259        $      -
   Foreign                              4,504         2,180           3,984
   State and local                        349         2,004             114
                                    ---------------------------------------
                                        4,853         4,443           4,098
                                    ---------------------------------------
Deferred:
   Federal                             (2,072)          474          (9,945)
   Foreign                                (89)          676            (370)
   State and local                       (386)           84            (852)
                                    ---------------------------------------
                                       (2,547)        1,234         (11,167)
                                    ---------------------------------------
Provision (benefit) for income
  taxes                             $   2,306       $ 5,677        $ (7,069)
                                    =======================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         The components of income (loss) before income taxes are as follows:

                                       June 27,       June 28,       June 29,
Years ended                              2003           2002           2001
------------------------------------------------------------------------------
Domestic                              $ (5,918)      $ (9,448)      $ (38,116)
Foreign                                 11,614          8,538          12,053
                                      ---------------------------------------
                                      $  5,696       $   (910)      $ (26,063)
                                      =======================================

         The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                       June 27,       June 28,       June 29,
Years ended                              2003           2002           2001
-----------------------------------------------------------------------------
Provision (benefit) for Federal
   income taxes at statutory rate      $ 1,937        $  (309)     $ (8,861)
State and local income taxes, net
   of Federal benefit                      (24)         1,427          (677)
Non-deductible goodwill
   amortization                              -          3,647         2,785
Foreign tax rates in excess of
   Federal tax rate                        406            874          (470)
Other, net                                 (13)            38           154
                                       ------------------------------------
Provision (benefit) for income
   taxes                               $ 2,306        $ 5,677      $ (7,069)
                                       ====================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                  June 27, 2003     June 28, 2002
----------------------------------------------------------------------------------
Current deferred taxes:
   Allowance for doubtful accounts                   $  1,302          $  1,309
   Inventory                                            1,877             1,928
   Net operating loss carryforwards                       557             1,402
   Accrued expenses                                     2,999             2,833
----------------------------------------------------------------------------------
       Total current deferred tax assets             $  6,735          $  7,472
==================================================================================
Long-term deferred taxes:
   Net operating loss carryforwards                  $ 33,983          $ 29,836
   Accrued pension and post-retirement                  1,265             1,365
   Unrealized loss on derivative contracts              9,013             8,254
   Unrealized loss of pension plan                      2,657             1,890
   Difference in book and tax basis of assets            (848)           (1,500)
   Difference in depreciation                         (18,720)          (18,419)
   Goodwill - deductible for tax purposes              (2,768)                -
   Other expenses                                         190               652
----------------------------------------------------------------------------------
       Total long-term net deferred tax assets         24,772            22,078
Valuation allowance                                    (5,600)           (5,800)
----------------------------------------------------------------------------------
Total long-term net deferred tax assets              $ 19,172          $ 16,278
==================================================================================

         Net Operating Losses

         The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss ("NOL") carryforwards of approximately $93,600. These NOL's expire at various dates from 2009 through 2023. Approximately $82,000 of the NOL's are as a result of the acquisition of PureTec in 1997 (the "PureTec NOL's"). The PureTec NOL's are subject to IRC Section 382 change of ownership annual limitation of approximately $5,600.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         The Company and its U.S. subsidiaries would need to realize taxable income of $93,000 through 2023, of which $82 million is limited as discussed above, in order to fully realize the benefit of the NOL carry forwards. The net long-term domestic deferred tax assets have been subjected to a valuation allowance of $5,000 since management believes it is more likely than not that a portion of the NOL balance will not be realized as a result of the various limitations on their usage, discussed above.

         In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland. Through fiscal 2003 losses aggregated $1,783 which have no expiration date. The Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts.

9.       EMPLOYEE BENEFIT PLANS

         (a)      Savings Plans

                  i. The Company maintains a discretionary 401(k) plan covering all eligible employees (excluding Elm employees) with at least one year of service. Contributions to the plan are determined annually by the Board of Directors.

                           The Company will determine matching contributions to the plan each year not to exceed 2% of the employee's eligible compensation. Contributions for the fiscal years ended June 27, 2003, June 28, 2002, and June 29, 2001 amounted to $1,207, $1,130, and $863, respectively.

                  ii. The Company maintains a 401(k) plan covering all eligible Elm employees with at least sixty days of service and who have attained the age of twenty-one. The Company matches 50% of employee contributions up to 6% of the employee's eligible compensation. Contributions for the fiscal year ended June 27, 2003 amounted to $26.

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

                  The components of net periodic pension costs are as follows:

                                   YEAR ENDED       Year ended       Year ended
                                 June 27, 2003    June 28, 2002    June 29, 2001
---------------------------------------------------------------------------------
Service cost                         $ 107            $ 105            $ 105
Interest cost on projected
   benefit obligation                  420              400              393
Expected actual return on plan
   assets                             (451)            (494)            (494)
Amortization of unrecognized:
   Prior service cost                   12                -                -
   Net loss                            105                -                -
---------------------------------------------------------------------------------
Net pension cost                     $ 193            $  11            $   4
=================================================================================

                                        YEAR ENDED     Year ended
                                      June 27, 2003  June 28, 2002
------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation,
   beginning of period                   $ 6,034        $ 5,600
Service cost                                 107            105
Interest cost                                420            400
Plan amendments                                -            111
Actuarial loss                               612            145
Benefits paid                               (338)          (327)
------------------------------------------------------------------
Projected benefit obligation,
   end of period                         $ 6,835        $ 6,034
==================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value,
   beginning of period                   $ 5,167        $ 5,440
Actual return on plan assets                 158           (179)
Company contributions                         26            233
Benefits paid                               (338)          (327)
------------------------------------------------------------------
Plan assets at fair value, end
   of period                             $ 5,013        $ 5,167
==================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                    The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                  June 27, 2003     June 28, 2002
------------------------------------------------------------------
Funded status of the plan            $(1,822)         $  (867)
Unrecognized prior service cost           99              111
Unrecognized net loss                  2,294            1,494
------------------------------------------------------------------
Prepaid pension cost                 $   571          $   738
==================================================================

                                    The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 6.25% and 7.0% at June 27, 2003 and June 28, 2002.

                                    The Company recorded an unrecognized pension liability of $2,294 and $1,494 at June 27, 2003 and June 28, 2002, respectively, as an accumulated other comprehensive loss adjustment to stockholders' equity. These amounts represent a portion of the unrecognized net actuarial loss for the years ending June 27, 2003 and June 28, 2002 as a result of an investment return less than the actuarial assumption.

                  ii. The Company maintains a non-contributory defined benefit pension plan that covers substantially all non-collective bargaining unit employees of Plastics, Specialties and Technology ("PS&T") and Burlington, who have completed one year of service and are not participants in any other pension plan required by applicable regulations. The funding policy of the Company is to make contributions to the plan based on actuarial computations of the minimum required contribution for the plan year. On September 8, 1998, the Company approved a plan to freeze this defined benefit pension plan effective September 30, 1998.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           The components of net periodic pension cost are as follows:

                               YEAR ENDED    Year ended     Year ended
                             June 27, 2003  June 28, 2002  June 29, 2001
-------------------------------------------------------------------------
Service cost                     $   -          $   -          $   -
Interest cost on
  projected benefit
  obligation                       790            762            750
Expected actual
   return on plan assets          (839)          (931)          (978)
Amortization of
   unrecognized Net loss           178             25              -
-------------------------------------------------------------------------
Net pension cost                 $ 129          $(144)         $(228)
=========================================================================

                                      YEAR ENDED        Year ended
                                     June 27, 2003     June 28, 2002
---------------------------------------------------------------------
CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation,
   beginning of period                  $ 11,274          $ 10,501
Interest cost                                790               762
Actuarial loss                             1,370               525
Benefits paid                               (502)             (514)
---------------------------------------------------------------------
Projected benefit obligation, end
   of period                            $ 12,932          $ 11,274
=====================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value,
   beginning of period                  $  9,539          $ 10,545
Actual return on plan assets                 266              (492)
Benefits paid                               (502)             (514)
---------------------------------------------------------------------
Plan assets at fair value, end of
   period                               $  9,303          $  9,539
=====================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                           The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                    June 27, 2003    June 28, 2002
-------------------------------------------------------------------
Funded status of the plan              $(3,628)         $(1,735)
Unrecognized net loss                    5,245            3,480
-------------------------------------------------------------------
Prepaid pension cost                   $ 1,617          $ 1,745
===================================================================

                           The expected long-term rate of return on plan assets was 9% for the periods presented and the discount rate was 6.25% and 7.0% at June 27, 2003 and June 28, 2002.

                           The Company recorded an unrecognized pension liability of $5,245 and $3,480 as of June 27, 2003 and June 28, 2002, respectively, as an accumulated other comprehensive loss adjustment to stockholders' equity. These amounts represent a portion of the unrecognized net actuarial loss for the years ending June 27, 2003 and June 28, 2002 as a result of an investment return less than the actuarial assumption.

                  ii. The Company also has a defined benefit pension plan for the benefit of all employees having completed one year of service with Dolco. The funding policy of the Company is to make the minimum required contribution for the plan year required by applicable regulations. Dolco's Board of Directors approved a plan to freeze this defined benefit pension plan on June 30, 1987, at which time benefits ceased to accrue. The Company has not been required to contribute to the plan since 1990.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         The components of net periodic pension costs are as follows:

                              YEAR ENDED     Year ended      Year ended
                            June 27, 2003   June 28, 2002  June 29, 2001
-------------------------------------------------------------------------
Service cost                    $   -           $   -          $   -
Interest cost on projected
   benefit obligation             261             257            259
Expected actual return on
   plan assets                   (285)           (301)          (292)
Amortization of
   unrecognized net loss           79              28             16
-------------------------------------------------------------------------
Net pension cost                $  55             (16)           (17)
=========================================================================

                                      YEAR ENDED        Year ended
                                    June 27, 2003     June 28, 2002
--------------------------------------------------------------------
CHANGE IN PROJECTED
  BENEFIT OBLIGATION
Projected benefit
  obligation, beginning of period       $ 4,049            3,696
Interest cost                               261              257
Actuarial loss                              365              321
Benefits paid                              (470)            (225)
--------------------------------------------------------------------
Projected Benefit
   Obligation, end of period            $ 4,205          $ 4,049
====================================================================
CHANGE IN PLAN ASSETS
Plan assets at Fair Value,
  beginning of period                   $ 3,388            3,566
Actual return on plan assets                226               47
Benefits paid                              (470)            (225)
--------------------------------------------------------------------
Plan assets at Fair Value,
  end of period                         $ 3,144          $ 3,388
====================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  The funded status of the Plan and amounts reconciled in the Company's balance sheets are as follows:

                             June 27, 2003  June 28, 2002
----------------------------------------------------------
Funded status of the Plan       $(1,061)       $  (661)
Unrecognized net loss             1,642          1,278
----------------------------------------------------------
Prepaid pension cost            $   581        $   617
==========================================================

                  The expected long term rate of return on plan assets was 8.5% and the discount rate was 6.5% for the periods presented.

                  The Company recorded an unrecognized pension liability of $1,642 and $1,278 as of June 27, 2003 and June 28, 2002,
                  respectively, an accumulated other comprehensive loss and adjustment to stockholders equity. These amounts represent a portion of the unrecognized net loss for the years ending June 27, 2003 and June 28, 2002.

         (c)      Post-retirement Benefits

                  In addition to providing pension benefits, the Company also sponsors the Burlington Retiree Welfare Plan, which provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement healthcare benefits paid for the years ended June 27, 2003, June 28, 2002 and June 29, 2001 amounted to $337, $177 and $182, respectively, net of retiree contributions.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  Net periodic post-retirement benefit costs are as follows:

                            YEAR ENDED     Year ended      Year ended
                          June 27, 2003   June 28, 2002  June 29, 2001
-----------------------------------------------------------------------
Service cost                   $ 82           $ 55           $ 45
Interest cost                   247            206            179
Transition obligation            91             34              4
-----------------------------------------------------------------------
   Net post-retirement
      benefit cost             $420           $295           $228
=======================================================================

CHANGE IN PROJECTED                          YEAR ENDED       Year ended
   BENEFIT OBLIGATION                       June 27, 2003   June 28, 2002
--------------------------------------------------------------------------
Projected benefit
   obligation, beginning of period            $ 3,621          $ 2,847
Service cost                                       82               55
Interest cost                                     247              206
Plan amendments                                 1,198                -
Actuarial loss                                  1,888              690
Benefits paid                                    (337)            (177)
--------------------------------------------------------------------------
Projected benefit
   obligation, end of period                  $ 6,699          $ 3,621
==========================================================================
CHANGE IN PLAN ASSETS
Plan assets at fair value,
   beginning of period                        $     -          $     -
Company contributions                             337              177
Benefits paid                                    (337)            (177)
--------------------------------------------------------------------------
Plan assets at fair value,
   end of period                              $     -          $     -
==========================================================================

                  The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                             YEAR ENDED      Year ended
                                           June 27, 2003   June 28, 2002
-------------------------------------------------------------------------
Funded status of the plan                     $(6,699)        $(3,621)
Unrecognized loss                               3,081           1,286
Unrecognized service cost                       1,198               -
-------------------------------------------------------------------------
Accrued post retirement cost                  $(2,420)        $(2,335)
=========================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  The accumulated post-retirement benefit obligation was determined using a 6.25% and 7.0% discount rate for the periods presented. The healthcare cost trend rate for medical benefits was changed from a flat 6.00% as of June 28, 2002 to a graded trend started at 12% for 2003 and decreasing 1% each year to 6.00% in 2009 and then to an ultimate rate of 5.50% for 2010 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $518 and $365 and increase the service and interest components by $33 and $24 at June 27, 2003 and June 28, 2002, respectively.

10.      STOCK OPTIONS

         In January 1998, the Company adopted an incentive stock plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, 45.75206 shares are available for awards to employees of the Company. Options are granted at fair market value on the date of grant. As of July 2, 1999 options to purchase 38.17 shares of common stock were outstanding at weighted-average exercise price of $177. During 2001 options were granted to purchase 4.02 shares of common stock at weighted average exercise prices of $559 per share, respectively. The options are subject to vesting provisions, as determined by the Board of Directors, and generally vest 100% five years from grant date and expire 10 years from date of grant.

         At June 27, 2003, 18.29 options were outstanding, 5.49 options were exercisable and no options have been exercised or forfeited as of June 27, 2003. No options were granted during 2002 and 2003.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

11.      COMMITMENTS AND CONTINGENCIES

         Commitments

         (a) The Company leases building space and certain equipment in approximately 20 locations throughout the United States, Canada and Europe. At June 27, 2003, the Company's future minimum lease payments are as follows:

                  --------------------------------------------------------------
                  2004                                                 $  8,281
                  2005                                                    6,509
                  2006                                                    5,931
                  2007                                                    5,509
                  2008                                                    4,124
                  Thereafter                                             16,064
                  --------------------------------------------------------------
                                                                         46,418
                  ==============================================================

                  Rent expense, including escalation charges, amounted to approximately $6,645, $6,665 and $5,308 or the years ended June 27, 2003, June 28, 2002 and June 29, 2001, respectively.

         (b) The Company has employment contracts with two officers, providing minimum annual salaries of $7,500 with no mandatory bonuses. The salaries will increase 10% annually until the agreements expire on July 2, 2005. Salaries and bonuses to these officers for the years ended June 27, 2003, June 28, 2002 and June 29, 2001 amounted to $9,075, $8,250 and $7,500.

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

         The Company maintains demand deposits at several major banks throughout the United States, Canada and Europe. As part of its cash management process, the Company periodically reviews the credit standing of these banks.

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         (a)      Cash Paid

                                             June 27,      June 28,     June 29,
                  Years ended                  2003          2002         2001
                  --------------------------------------------------------------
                  Interest                   $ 69,642      $ 65,831     $ 74,568
                  ==============================================================
                  Income taxes               $  1,027      $  2,771     $  1,661
                  ==============================================================

         (b)      Non-Cash Financing and Investing Activities

                  The Company purchased certain assets of ELM effective July 2002, for $16,762 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

                  Fair value of assets acquired                        $ 19,794
                  Goodwill                                               10,051
                  Purchase price                                        (16,762)
                  -------------------------------------------------------------
                  Liabilities assumed                                  $ 13,083
                  =============================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                  The Company purchased certain assets of Swan effective October 2001, for $63,600 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

                  Fair value of assets acquired                       $ 48,728
                  Goodwill                                              36,228
                  Purchase price                                       (63,600)
                  -------------------------------------------------------------
                  Liabilities assumed                                 $ 21,356
                  =============================================================

                  The Company purchased certain assets of RCR International, Inc. effective November 2000, for approximately $10,226 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

                  Fair value of assets acquired                      $  7,314
                  Goodwill                                              5,558
                  Purchase price                                      (10,226)
                  --------------------------------------------------------------
                  Liabilities assumed                                $  2,646
                  ==============================================================

14.      SEGMENT INFORMATION

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

Year end June 27, 2003                Tubing Products   Packaging      Other        TOTALS
--------------------------------------------------------------------------------------------
Revenues from external
   customers                          $       209,655   $  291,794   $  109,214   $  610,663
Interest expense                               33,420       22,698       15,148       71,266
Depreciation and amortization                   6,769       14,243        6,482       27,494
Segment income from
   operations                                  35,361       60,175        3,540       99,076
Segment assets                                322,822      297,303      141,638      761,763
Expenditures for segment
   fixed assets                                 5,371       18,603        7,460       31,434
============================================================================================

Year end June 28, 2002                Tubing Products   Packaging      Other        TOTALS
--------------------------------------------------------------------------------------------
Revenues from external
   customers                          $       216,564   $  253,624   $  107,561   $  577,749
Interest expense                               31,851       24,703       14,380       70,934
Depreciation and amortization                  11,674       20,097        7,046       38,817
Segment income from
   operations                                  40,802       47,277        6,622       94,701
Segment assets                                326,520      222,798      130,050      679,368
Expenditures for segment
   fixed assets                                 5,023        7,390        4,473       16,886
============================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

Year end June 29, 2001                Tubing Products   Packaging      Other        TOTALS
--------------------------------------------------------------------------------------------
Revenues from external customers      $       155,154   $  255,993   $  114,690   $  525,837
Interest expense                               27,705       29,156       20,020       76,881
Depreciation and amortization                  10,010       19,851        7,531       37,392
Segment income from operations                 26,075       44,212        7,333       77,620
Segment assets                                214,308      244,071      145,922      604,301
Expenditures for segment fixed
   assets                                       4,093        7,492        5,531       17,116
============================================================================================

Years ending                               June 27, 2003      June 28, 2002      June 29, 2001
----------------------------------------------------------------------------------------------
PROFIT OR LOSS
Total operating profit for
  reportable segments before
  income taxes                             $      99,076      $      94,701      $      77,620
Corporate and eliminations                       (20,648)           (16,853)           (12,618)
----------------------------------------------------------------------------------------------
                                           $      78,428      $      77,848      $      65,002
==============================================================================================
ASSETS
Total assets from reportable
  segments                                 $     761,763      $     679,368      $     604,301
Other unallocated amounts                         23,001             12,595             17,193
----------------------------------------------------------------------------------------------
      Consolidated total                   $     784,764      $     691,963      $     621,494
==============================================================================================
DEPRECIATION AND AMORTIZATION
Segment totals                             $      27,494      $      38,817      $      37,392
Corporate                                            848              1,046                278
----------------------------------------------------------------------------------------------
      Consolidated total                   $      28,342      $      39,863      $      37,670
==============================================================================================

REVENUES
----------------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                              $     531,556      $     516,873      $     466,804
Canada                                            12,361             10,078             15,155
Europe, primarily Belgium                         66,746             50,798             43,878
----------------------------------------------------------------------------------------------
   Total                                   $     610,663      $     577,749      $     525,837
==============================================================================================

LONG-LIVED ASSETS
----------------------------------------------------------------------------------------------
GEOGRAPHIC INFORMATION
United States                              $     377,634      $     352,365      $     307,328
Canada                                            22,275             18,998             21,565
Europe, primarily Belgium                         25,067             22,706             20,743
----------------------------------------------------------------------------------------------
   Total                                   $     424,976      $     394,069      $     349,636
==============================================================================================

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

         For each of the three years in the period ended June 27, 2003 no single customer represented at least 10% of sales.

         Garden hose products represented 33%, 33%, and 24% of sales in fiscal years 2003, 2002 and 2001, respectively. Foam egg cartons represented 17%, 18% and 13% of sales in fiscal year 2003, 2002 and 2001, respectively. It is impractical for the Company to provide further product line information. However, no other product lines represented 10% or more of revenues in any years presented.

15.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

                                                               TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Statement of Operations - For the year ended June 27, 2003

                                                                            Non-
                                             Issuer       Guarantors     Guarantors        TOTAL
--------------------------------------------------------------------------------------------------
Sales, net                                 $  149,202     $  382,354     $   79,107     $  610,663
Cost of sales                                 104,251        296,519         58,701        459,471
--------------------------------------------------------------------------------------------------
Gross profit                                   44,951         85,835         20,406        151,192
Selling, general and
  administrative                               28,709         25,835          7,056         61,600
Integration expense                                 -         11,164              -         11,164
--------------------------------------------------------------------------------------------------
Income from operations                         16,242         48,836         13,350         78,428
Interest expense, net                          71,168            (61)           159         71,266
Unrealized loss on
  derivative contract                           1,997              -              -          1,997
Other expense (income)                           (825)        (1,851)         2,145           (531)
--------------------------------------------------------------------------------------------------
Income (loss) before
  provision for income
  taxes                                       (56,098)        50,748         11,046          5,696
Provision (benefit) for
  income taxes                                (22,439)        20,330          4,415          2,306
--------------------------------------------------------------------------------------------------
Net income (loss)                          $  (33,659)    $   30,418     $    6,631     $    3,390
==================================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Balance Sheet - at June 27, 2003

                                                                            Non-
                                             Issuer       Guarantors     Guarantors    Eliminations      TOTAL
-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS                             $   56,727     $  241,910     $   61,151     $        -     $  359,788
Property, plant and
  equipment, net                               42,411        111,880         25,230              -        179,521
Intangible assets                               8,713        192,049         12,390              -        213,152
Investment in
  subsidiaries                                535,567              -              -       (535,567)             -
Deferred financing
  costs, net                                   11,735            116              -              -         11,851
Deferred taxes                                 21,204             64         (2,096)             -         19,172
Other long-term
  assets                                       81,667        266,534         12,046       (358,967)         1,280
-----------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                           $  758,024        812,553     $  108,721     $ (894,534)    $  784,764
=================================================================================================================
CURRENT LIABILITIES                        $   46,758     $   43,487     $   19,878     $        -     $  110,123
Long-term debt                                708,115              -          4,660              -        712,775
Other long-term
   liabilities                                 67,887        279,805         37,952       (358,967)        26,677
-----------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES                         822,760        323,292         62,490       (358,967)       849,575
-----------------------------------------------------------------------------------------------------------------
Additional paid-in
   capital                                    187,999        296,783         15,656       (312,420)       188,018
Retained earnings
   (accumulated
   deficit)                                   (30,569)       195,171         27,976       (223,147)       (30,569)
Accumulated other
   comprehensive
   loss                                        (1,642)        (2,694)         2,599              -         (1,737)
Treasury stock                               (220,523)             -              -              -       (220,523)
-----------------------------------------------------------------------------------------------------------------
   TOTAL STOCKHOLDERS'
      DEFICIT                                 (64,736)       489,261         46,231       (535,567)       (64,811)
-----------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT                $  758,024     $  812,553     $  108,721     $ (894,534)    $  784,764
=================================================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Cash Flows - For the year ended June 27, 2003

                                                                                       Non-
                                                Issuer           Guarantors         Guarantors           TOTAL
-----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in\
   operating activities:                      $  (33,777)        $   42,558         $   6,248         $    15,029
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions                                        -            (16,762)                -             (16,762)
   Capital expenditures                          (11,726)           (45,805)           (4,641)            (32,232)
   Additions to intangibles                         (149)                 -              (851)             (1,000)
-----------------------------------------------------------------------------------------------------------------
Net cash used in investing
  activities                                     (11,875)           (32,627)           (5,492)            (49,994)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing
   activities:
   Net borrowings (repayment)
      under line of credit                        45,000                  -                 -              45,000
   Proceeds from long-term debt                        -                  -             1,116               1,116
   Repayment of long-term debt                    (9,330)                 -              (425)             (9,755)
   Proceeds from capital contribution             17,842                  -                 -              17,842
Change in intercompany accounts                    4,229               (941)           (3,288)                  -
-----------------------------------------------------------------------------------------------------------------
Net cash provided by
   financing activities                           57,741               (941)           (2,597)             54,203
-----------------------------------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash                                     -                  -               625                 625
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                   12,089              8,990            (1,216)             19,863
Cash, beginning of period                          9,035             10,660             8,504              28,199
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                           $   21,124         $   19,650        $    7,288          $   48,062
=================================================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Statement of Operations - For the year ended June 28, 2002

                                                           Non-
                               Issuer      Guarantors   Guarantors      TOTAL
-------------------------------------------------------------------------------
Sales, net                    $160,252     $356,621       $60,876     $577,749
Cost of sales                  116,130      270,380        43,947      430,457
--------------------------------------------------------------------------------
Gross profit                    44,122       86,241        16,929      147,292
Selling, general and
  administrative                39,610       23,464         6,370       69,444
-------------------------------------------------------------------------------
Income from operations           4,512       62,777        10,559       77,848
Interest expense, net           70,881         (101)          154       70,934
Unrealized loss on
  derivative contract            7,830            -             -        7,830
Other expense (income)            (756)      (1,155)        1,905           (6)
-------------------------------------------------------------------------------
Income (loss) before
  provision for income
  taxes                        (73,443)      64,033         8,500         (910)
Provision (benefit) for
  income taxes                 (25,979)      28,597         3,059        5,677
-------------------------------------------------------------------------------
Net income (loss)             $(47,464)    $ 35,436       $ 5,441     $ (6,587)
===============================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Balance Sheet - at June 28, 2002

                                                        Non-
                           Issuer      Guarantors    Guarantors     Eliminations      TOTAL
---------------------------------------------------------------------------------------------
CURRENT ASSETS           $  44,828     $ 201,608     $  51,458       $       -      $ 297,894
Property, plant and
  equipment, net            41,704        95,366        21,048               -        158,118
Intangible assets            7,907       184,093        12,252               -        204,252
Investment in
  subsidiaries             498,518             -             -        (498,518)             -
Deferred financing
  costs, net                14,134             -           209               -         14,343
Deferred taxes              20,177             -        (3,899)              -         16,278
Other long-term
  assets                    74,008       236,444        12,094        (321,468)         1,078
---------------------------------------------------------------------------------------------
    TOTAL ASSETS         $ 701,276     $ 717,511     $  93,162       $(819,986)     $ 691,963
=============================================================================================
CURRENT LIABILITIES      $  27,889     $  34,373     $  16,713       $       -      $  78,975
Long-term debt             675,253             -         4,161               -        679,414
Other long-term
   liabilities              82,460       229,752        33,941        (321,468)        24,685
---------------------------------------------------------------------------------------------
    TOTAL LIABILITIES      785,602       264,125        54,815        (321,468)       783,074
---------------------------------------------------------------------------------------------
Additional paid-in
   capital                 170,156       296,784        15,656        (312,420)       170,176
Retained earnings
   (accumulated
   deficit)                (33,959)      159,960        26,138        (186,098)       (33,959)
Accumulated other
   comprehensive
   loss                          -        (3,358)       (3,447)              -         (6,805)
Treasury stock            (220,523)            -             -               -       (220,523)
---------------------------------------------------------------------------------------------
   TOTAL
      STOCKHOLDERS'
      DEFICIT              (84,326)      453,386        38,347        (498,518)       (91,111)
---------------------------------------------------------------------------------------------
    TOTAL LIABILITIES
       AND
       STOCKHOLDERS'
       DEFICIT           $ 701,276     $ 717,511     $  93,162       $(819,986)     $ 691,963
=============================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Cash Flows - For the year ended June 28, 2002

                                                                   Non-
                                      Issuer      Guarantors    Guarantors       TOTAL
---------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities:         $(31,450)     $ 35,167      $  4,205      $  7,922
---------------------------------------------------------------------------------------
Cash flows from investing
  activities:
   Acquisitions                             -       (63,624)            -       (63,624)
   Capital expenditures               (11,147)      (11,421)       (2,085)      (24,653)
   Additions to intangibles              (169)            -             -          (169)
---------------------------------------------------------------------------------------
Net cash used in investing
  activities                          (11,316)      (75,045)       (2,085)      (88,446)
---------------------------------------------------------------------------------------
Cash flows from financing
   activities:
   Net borrowings (repayment)
      under line of credit            (19,000)            -             -       (19,000)
   Proceeds from long-term
      debt                             40,600             -           147        40,747
   Repayment of long-term debt         (7,440)            -             -        (7,440)
   Proceeds from capital
      contribution                     50,000             -             -        50,000
   Deferred financing costs              (154)            -             -          (154)
   Purchase of Treasury Stock             (61)            -             -           (61)
   Change in intercompany accounts    (45,034)       45,217          (183)            -
---------------------------------------------------------------------------------------
Net cash provided by financing
   activities                          18,911        45,217           (36)       64,092
---------------------------------------------------------------------------------------
Effect of exchange rate changes
   on cash                                  -             -           (14)          (14)
---------------------------------------------------------------------------------------
Net increase (decrease) in cash       (23,855)        5,339         2,070       (16,446)
Cash, beginning of period              32,890         5,321         6,434        44,645
---------------------------------------------------------------------------------------
Cash, end of period                  $  9,035      $ 10,660      $  8,504      $ 28,199
=======================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Statement of Operations - For the year ended June 29, 2001

                                                                Non-
                               Issuer        Guarantors      Guarantors        TOTAL
--------------------------------------------------------------------------------------
Sales, net                   $ 161,854       $ 304,950       $  59,033       $ 525,837
Cost of sales                  121,521         239,144          39,171         399,836
--------------------------------------------------------------------------------------
Gross profit                    40,333          65,806          19,862         126,001
Selling, general and
  administrative                38,295          17,320           5,384          60,999
--------------------------------------------------------------------------------------
Income from operations           2,038          48,486          14,478          65,002
Interest expense, net           76,958            (318)            (71)         76,569
Unrealized loss on
  derivative contract           13,891               -               -          13,891
Other expense (income)          (1,119)          1,063             661             605
--------------------------------------------------------------------------------------
Income (loss) before
  provision (benefit)
  for income taxes             (87,692)         47,741          13,888         (26,063)
Provision (benefit) for
  income taxes                 (16,574)          5,532           3,973          (7,069)
--------------------------------------------------------------------------------------
Net income (loss)            $ (71,118)      $  42,209       $   9,915       $ (18,994)
======================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

         Condensed Consolidating Statement of Cash Flows - For the year ended June 29, 2001

                                                                   Non-
                                  Issuer        Guarantors      Guarantors         TOTAL
-----------------------------------------------------------------------------------------
Net cash provided by (used
   in) operating activities:     $(47,908)       $ 36,694        $  7,948        $ (3,266)
-----------------------------------------------------------------------------------------
Cash flows from investing
  activities:
   Acquisitions, net of cash
     acquired                           -          (9,233)              -          (9,233)
   Capital expenditures            (2,710)        (11,208)         (3,198)        (17,116)
   Additions to intangibles          (322)           (106)              -            (428)
-----------------------------------------------------------------------------------------
Net cash used in investing
  activities                       (3,032)        (20,547)         (3,198)        (26,777)
-----------------------------------------------------------------------------------------
Cash flows from financing
   activities:
   Net borrowings
     (repayments) under line
     of credit                     35,000               -               -          35,000
   Repayments of long-term
     debt                          (7,400)              -          (1,420)         (8,820)
   Proceeds from capital
     contribution                  36,000               -               -          36,000
   Change in intercompany
     accounts                      14,592         (14,592)              -               -
-----------------------------------------------------------------------------------------
Net cash provided by (used
   in) financing activities        78,192         (14,592)         (1,420)         62,180
-----------------------------------------------------------------------------------------
Effect of exchange rate
   changes on cash                      -               -             (17)            (17)
-----------------------------------------------------------------------------------------
Net increase in cash               27,252           1,555           3,313          32,120
Cash, beginning of period           5,638           3,766           3,121          12,525
-----------------------------------------------------------------------------------------
Cash, end of period              $ 32,890        $  5,321        $  6,434        $ 44,645
=========================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                          First           Second         Third         Fourth
   2003                  Quarter         Quarter        Quarter       Quarter
                                       (restated)     (restated)
-------------------------------------------------------------------------------
Net sales              $ 140,583       $ 118,584      $ 166,091      $ 185,405
Gross profit              29,982          31,370         44,125         45,805
Income from
 operations               15,981          14,897         23,188         24,362
Net income
 (loss)*                 (5,206)           2,641          8,843        (2,888)

2002
-------------------------------------------------------------------------------
Net sales              $ 115,164       $ 113,740      $ 153,393      $ 195,452
Gross profit              27,014          27,684         42,008         50,586
Income from
 operations               11,838          11,075         23,479         31,456
Net income (loss)         (9,453)             67          2,305            494
===============================================================================

         Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products.

         *The second and third quarters for the year ended June 27, 2003 reflected adjustments of $(1,900) and $(6,375), respectively to net income (loss) from previously issued financial statements related to integration expenses related to acquisitions of Swan and Elm. These expenses were previously recorded as reductions to the integration reserve liability. For year ended June 27, 2003 total integration costs are approximately $11,200. These costs relate to reconfiguration and realignment of acquired facilities to conform to the Company's current production and product standards. The related 10Q's are in process of being amended.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SUPPLEMENTAL SCHEDULE

Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated August 31, 2003 relating to the consolidated financial statements of Tekni-Plex, Inc. and its subsidiaries (the "Company"), included the audits of the financial statement schedule for the years ended June 27, 2003, June 28, 2002, and June 29, 2001 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

Woodbridge, New Jersey

August 31, 2003

                                                                TEKNI-PLEX, INC.

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                              (DOLLARS IN THOUSANDS)

                                                Balance at        Charged to                         BALANCE AT
                                               Beginning of       Costs and                            END OF
                                                 Period          Expenses (1)     Deductions (2)       PERIOD (3)
=================================================================================================================
YEAR ENDED June 29, 2001
   Accounts receivable allowance                 $1,642             $250              $392             $1,500
=================================================================================================================
YEAR ENDED June 28, 2002
   Accounts receivable allowance                 $1,500             $484              $313             $1,671
=================================================================================================================
YEAR ENDED June 27, 2003
   Accounts receivable allowance                 $1,671           $2,350              $223             $3,798
=================================================================================================================

(1)      To increase accounts receivable allowance.

(2)      Uncollectible accounts written off, net of recoveries.

(3) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.

                                 EXHIBIT INDEX


Exhibit
 No.                                       Description                                              Page
-------   -------------------------------------------------------------------------------------     ----
3.1       Restated Certificate of Incorporation of Tekni-Plex, Inc.*
3.2       Amended and Restated By-laws of Tekni-Plex, Inc.*
3.3       Certificate of Incorporation of PureTec Corporation.*
3.4       By-laws of PureTec Corporation.*
3.5       Certificate of Incorporation of Tri-Seal Holdings, Inc.*
3.6       By-laws of Tri Seal Holdings, Inc.*
3.7       Certificate of Incorporation of Natvar Holdings, Inc.*
3.8       By-laws of Natvar Holdings.*
3.9       Certificate of Incorporation of Plastic Specialties and Technologies, Inc.*
3.10      By-laws of Plastic Specialties and Technologies, Inc.*
3.11      Certificate of Incorporation of Plastic Specialties and Technologies Investments, Inc.*
3.12      By-laws of Plastic Specialties and Technologies Investments, Inc.*
3.13      Certificate of Incorporation of Burlington Resins, Inc.*
3.14      By-laws of Burlington Resins, Inc.*
3.15      Certificate of Incorporation of Pure Tech APR, Inc.*
3.16      By-laws of Pure Tech APR, Inc.*
3.17      Certificate of Incorporation of TPI Acquisition Subsidiary, Inc.*
3.18      By-laws of TPI Acquisition Subsidiary, Inc.*
3.19      Certificate of Incorporation of Coast Recycling North, Inc.*
3.20      By-laws of Coast Recycling North, Inc.*
3.21      Certificate of Incorporation of Distributors Recycling, Inc.*
3.22      By-laws of Distributors Recycling, Inc.*
3.23      Certificate of Incorporation of REI Distributors, Inc.*
3.24      By-laws of REI Distributors, Inc.*
3.25      Certificate of Incorporation of Pure Tech Recycling of California.*
3.26      By-laws of Pure Tech Recycling of California.*
3.27      Certificate of Incorporation of Alumet Smelting Corp.*
3.28      By-laws of Alumet Smelting Corp.*
3.29      Certificate of Incorporation of TP/Elm Acquisition Subsidiary, Inc.*
3.30      By-laws of TP/Elm Acquisition Subsidiary, Inc.*
4.1       Indenture, dated as of June 21, 2000 among Tekni-Plex, Inc., the Guarantors listed therein and HSBC Bank USA, as Trustee.*
4.2       First Supplemental Indenture, dated as of May 6, 2002 among
          Tekni-Plex, Inc., TPI Acquisition Subsidiary, Inc. and HSBC
          Bank USA, as Trustee*
4.3       Second Supplemental Indenture, dated as of August 22, 2002 among Tekni-Plex, Inc., TP/Elm Acquisition Subsidiary, Inc.
          and HSBC Bank USA, as Trustee*
4.4       Senior Subordinated Note and Guarantee (original not
          included; form of Note and Guarantee included in Exhibit 4.1)
4.5       Purchase Agreement, dated as of May 1, 2002 among
          Tekni-Plex, Inc., the Guarantors listed therein, and Lehman
          Brothers Inc.*
4.6       Registration Right Agreement, dated as of May 6, 2002 among
          Tekni-Plex, Inc., the Guarantors listed therein and
          Lehman Brothers Inc.*
31        Certification**
32.1      Certification of Chief Executive Officer, as required
          by Section 906 of the Sabanes-Oxley Act of 2002**
32.2      Certification of Chief Financial Officer, as required
          by Section 906 of the Sabanes-Oxley Act of 2002**

--------------------------------
 * Filed previously as an Exhibit to the Form S-4 (File No. 333-43800) filed on August 15, 2000.

**   Filed herewith.