Form 10-Q/A
period 2002-12-27
TEKNI PLEX INC
filed 2003-10-31
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 27, 2002

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT --

     For the transition period from ------------ to ------------ -------------

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.

            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                22-3286312
--------------------------------------     ------------------------------------
      (State or other jurisdiction         (IRS Employer Identification Number)
   of incorporation or organization)

   260 N. Denton Tap Road, Suite 150
           Coppell, TX 75019                          (972) 304-5077
---------------------------------------    -----------------------------------
(Address of principal executive office)       (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

                                TEKNI-PLEX, INC.

                                                                                       PAGE #
PART I.  FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of December 27, 2002
             and June 28, 2002
           Consolidated Statements of Operations for the six months and three months ended December 27, 2002 and December 28, 2001
           Consolidated Statements of Other Comprehensive Income for the
             six months and three months ended December 27, 2002 and December
             28, 2001
           Consolidated Statements of Cash Flows for the six months ended
             December 27, 2002 and December 28, 2001
           Notes to Consolidated Financial Statements
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS
           ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
           Item 1.     Legal proceedings
           Item 2.     Changes in securities
           Item 3.     Defaults upon senior securities
           Item 4.     Submission of matters to a vote of securities holders
           Item 5.     Other information
           Item 6.     Exhibits and reports on Form 8-K
           Item 7.     Certifications

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        DECEMBER 27, 2002     JUNE 28, 2002
                                                                           (UNAUDITED)
                                                                        -----------------     --------------
ASSETS
CURRENT:
   Cash                                                                   $    16,208         $     28,199
   Accounts receivable, net of allowance for doubtful
     accounts of $3,735 and $5,271 respectively                                91,122              139,008
   Inventories                                                                157,857              117,632
   Deferred income taxes                                                        6,691                7,472
   Prepaid and other current assets                                             9,336                5,583
                                                                          -----------         ------------
         TOTAL CURRENT ASSETS                                                 281,214              297,894
PROPERTY, PLANT AND EQUIPMENT, NET                                            172,208              158,118
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $78,852 AND
   $78,399 RESPECTIVELY                                                       213,939              204,252
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $6,271 AND
   $5,030 RESPECTIVELY                                                         13,102               14,343
DEFERRED INCOME TAXES                                                          21,337               16,278
OTHER ASSETS                                                                      982                1,078
                                                                          -----------         ------------
                                                                          $   702,782         $    691,963
                                                                          ===========         ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                      $    13,269         $     13,407
   Accounts payable - trade                                                    24,887               32,643
   Accrued payroll and benefits                                                 6,997                8,965
   Accrued interest                                                             6,490                4,789
   Accrued liabilities - other                                                 23,111               18,656
   Income taxes payable                                                         1,648                  515
                                                                          -----------         ------------
         TOTAL CURRENT LIABILITIES                                             76,402               78,975
LONG-TERM DEBT                                                                694,030              679,414
OTHER LIABILITIES                                                              26,737               24,685
                                                                          -----------         ------------
         TOTAL LIABILITIES                                                    797,169              783,074
                                                                          -----------         ------------
STOCKHOLDERS' DEFICIT:
   Common stock                                                                    --                   --
   Additional paid-in capital                                                 170,568              170,176
   Accumulated other comprehensive Loss                                        (5,985)              (6,805)
   Accumulated deficit                                                        (38,448)             (33,959)
   Less: Treasury stock                                                      (220,522)            (220,523)
                                                                          -----------         ------------
         TOTAL STOCKHOLDERS' DEFICIT                                          (94,387)             (91,111)
                                                                          -----------         ------------
                                                                          $   702,782         $    691,963
                                                                          ===========         ============

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                     DECEMBER 27,         DECEMBER 28,   DECEMBER 27,   DECEMBER 28,
                                                                         2002                 2001           2002           2001
NET SALES                                                            $   118,584          $  113,740     $   259,167    $   228,904
COST OF SALES                                                             87,214              86,056         197,905        174,206
                                                                     -----------          ----------     -----------    -----------
GROSS PROFIT                                                              31,370              27,684          61,262         54,698
OPERATING EXPENSES:
   Selling, general and administrative                                    14,573              16,609          28,484         31,785
   Integration expense                                                     1,900                  --           1,900             --
                                                                     -----------          ----------     -----------    -----------
OPERATING PROFIT                                                          14,897              11,075          30,878         22,913
OTHER EXPENSES:
   Interest expense                                                       17,587              16,590          35,249         34,375
   Unrealized (gain) loss on derivative
   contracts                                                              (3,208)             (5,724)          2,136          2,590
   Other expenses                                                             79                  42             382            334
                                                                     -----------          ----------     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                                            439                 167          (6,889)       (14,386)
PROVISION (benefit) FOR INCOME TAXES                                         160                 100          (2,400)        (5,000)
                                                                     -----------          ----------     -----------    -----------
NET INCOME (LOSS)                                                    $       279          $       67     $    (4,489)   $    (9,386)
                                                                     ===========          ==========     ===========    ===========

             CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)                                                    $       279          $       67     $    (4,489)   $    (9,386)
COMPREHENSIVE INCOME (LOSS), NET OF TAXES
   Foreign currency translation adjustment                                 1,112                (993)            820           (292)
                                                                     -----------          ----------     -----------    -----------
COMPREHENSIVE INCOME (LOSS)                                          $     1,391          $     (926)    $    (3,669)   $    (9,678)
                                                                     ===========          ==========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                                SIX MONTHS ENDED

                                                                        DECEMBER 27 2002   DECEMBER 28 2001
                                                                        ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                $   (4,489)        $   (9,386)
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                            13,851             19,054
      Unrealized loss on derivative contracts                                   2,136              2,590
      Deferred income taxes                                                       156             (4,591)
   Changes in operating assets and liabilities:
      Accounts receivable                                                      48,722             28,449
      Inventories                                                             (40,441)           (16,021)
      Prepaid expenses and other current assets                                (3,366)            (1,749)
      Income taxes                                                              1,133             (2,369)
      Accounts payable                                                        (15,643)            (9,552)
      Accrued interest                                                          1,702              3,277
      Accrued expenses and other liabilities                                      345             (5,386)
                                                                           ----------         ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                 4,106              4,316
                                                                           ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    (13,609)            (9,142)
      Acquisition costs                                                       (16,806)           (65,757)
      Additions to intangibles                                                   (503)              (222)
      Deposits and other assets                                                    98                894
                                                                           ----------         ----------
           NET CASH USED IN INVESTING ACTIVITIES                              (30,820)           (74,227)
                                                                           ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings (repayments) of long-term debt                                14,370             (8,813)
      Payment for treasury stock                                                   --                (60)
      Receipt of additional paid-in capital                                       392             50,000
                                                                           ----------         ----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                14,762             41,127
                                                                           ----------         ----------
      EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (39)               (39)
                                                                           ----------         ----------
NET DECREASE IN CASH                                                          (11,991)           (28,823)
CASH, BEGINNING OF PERIOD                                                      28,199             44,645
                                                                           ----------         ----------
CASH, END OF PERIOD                                                        $   16,208         $   15,822
                                                                           ==========         ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
        Interest                                                           $   32,513         $   31,207
        Income taxes                                                            2,325              1,543

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

If SFAS 142 had been adopted June 30, 2001, the Company's net loss for the six months ended December 28, 2001 WOULD have been reduced because of lower amounts of amortization as follows:

                                  THREE MONTHS ENDED  SIX MONTHS ENDED
Net (loss), as reported               $      67          $  (9,386)
Add amortization, net of tax              3,458              6,915
                                      ---------          ---------
Adjusted net (loss)                   $   3,525          $  (2,471)
                                      ---------          ---------

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

NOTE 3 - INVENTORIES

Inventories as of December 27, 2002 and June 28, 2002 are summarized as follows:


                       DECEMBER 27, 2002  JUNE 28, 2002
                       -----------------  -------------
Raw materials            $    46,237      $    37,727
Work-in-process                9,942            8,621
Finished goods               101,678           71,284
                         -----------      -----------
                         $   157,857      $   117,632
                         ===========      ===========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                      DECEMBER 27, 2002  JUNE 28, 2002
                                                                      -----------------  -------------
Senior Subordinated Notes issued June 21, 2000 at
  12-3/4% due June 15, 2010. (Less unamortized
  discount of $2,827 and $3,015)                                        $   272,174      $   271,985
Senior Subordinated Notes issued May 2002 at 12-3/4% due June
  15, 2010 (plus unamortized premium at $550 and $588)                       40,550           40,588
Senior Debt:
   Revolving line of credit, expiring June, 2006. At December 27,
     2002, the interest rates ranged from 4.44 % to 6.25%.                   63,000           46,000
   Term notes due June, 2006 and June, 2008, with interest rates
     at December 27, 2002 of 4.38% and 4.88%.                               326,010          329,120
Other, primarily international term loans, with
   interest rates ranging from 4.44% to 5.44% and
   maturities ranging from 2003 to 2010                                       5,565            5,128
                                                                        -----------      -----------
                                                                            707,299          692,821
Less: Current maturities                                                     13,269           13,407
                                                                        -----------      -----------
                                                                        $   694,030      $   679,414
                                                                        -----------      -----------

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

Financial information concerning the Company's business segments and the geographic areas in which they operate are as follows:

                                            TUBING
                               PACKAGING   PRODUCTS     OTHER       TOTAL
                               ---------   --------     -----       -----
Three months ended
December 27, 2002
Revenues from external
    Customers                 $   63,900  $  28,661  $   26,023  $   118,584
Interest expense                   5,596      8,247       3,744       17,587
Depreciation and
    Amortization                   3,357      1,501       1,262        6,120
Income from operations            14,807      3,856         999       19,662
Expenditures for segment
    Assets                         3,303      2,704       1,343        7,350
                              ----------  ---------  ----------  -----------
Three months ended
December 28, 2001
Revenues from external
    Customers                 $   58,291  $  30,327  $   25,122  $   113,740
Interest expense                   6,301      5,934       4,355       16,590
Depreciation and
    Amortization                   5,106      2,589       1,800        9,495
Income from operations            10,591      3,491         840       14,922
Expenditures for segment
    Assets                         1,636      1,696         966        4,298
                              ----------  ---------  ----------  -----------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                             TUBING
                               PACKAGING    PRODUCTS       OTHER        TOTAL
                               ---------    --------       -----        -----
Six months ended
December 27, 2002
Revenues from external
       Customers              $  130,248   $   76,460   $   52,459   $   259,167
Interest expense                  11,220       16,538        7,491        35,249
Depreciation and
       Amortization                7,439        3,292        2,608        13,339
Income from operations            26,726       11,807        1,138        39,671
Expenditures for segment
       Assets                      3,965        6,645        2,610        13,220
                              ----------   ----------   ----------   -----------
Six months ended
December 28, 2001
Revenues from external
       Customers              $  115,601   $   61,744   $   51,559   $   228,904
Interest expense                  12,986       12,340        9,049        34,375
Depreciation and
       Amortization                9,810        5,121        3,611        18,542
Income from operations            20,150        8,383        1,956        30,489
Expenditures for segment
       Assets                      4,289        3,082        1,480         8,851
                              ----------   ----------   ----------   -----------

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    ----------------------------     ---------------------------
                                                    DECEMBER 27,    DECEMBER 28,     DECEMBER 27     DECEMBER 28
                                                       2002             2001            2002            2001
                                                    ------------    ------------     -----------     -----------
PROFIT OR LOSS
Total operating profit for reportable
         segments before income taxes                $   19,662      $   14,922      $   39,671      $   30,489
Corporate and eliminations                               (4,765)         (3,847)         (8,793)         (7,576)
                                                     ----------      ----------      ----------      ----------
                                                     $   14,897      $   11,075      $   30,878      $   22,913
                                                     ==========      ==========      ==========      ==========
DEPRECIATION AND AMORTIZATION
Segment totals                                       $    6,120      $    9,495      $   13,339      $   18,542
Corporate                                                   256             256             512             512
                                                     ----------      ----------      ----------      ----------
         Consolidated total                          $    6,376      $    9,751      $   13,851      $   19,054
                                                     ==========      ==========      ==========      ==========
EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures                $    7,350      $    4,298      $   13,220      $    8,851
Other unallocated expenditures                              226             121             389             291
                                                     ----------      ----------      ----------      ----------
         Consolidated total                          $    7,576      $    4,419      $   13,609      $    9,142
                                                     ==========      ==========      ==========      ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

SEGMENT ASSETS

                                     TUBING
                         PACKAGING  PRODUCTS   OTHER    TOTAL
                         ---------  --------   -----    -----
December 27, 2002         250,399    295,851  132,004  678,254
                          -------   --------  -------  -------
June 28, 2002             222,798    326,520  130,050  679,368
                          -------   --------  -------  -------

                                            DECEMBER 27, 2002  JUNE 28, 2002
                                            -----------------  -------------
TOTAL ASSETS
Total assets from reportable segments          $   678,254      $   679,368
Other unallocated amounts                           24,528           12,595
                                               -----------      -----------
      Consolidated total                       $   702,782      $   691,963
                                               ===========      ===========

GEOGRAPHIC INFORMATION

                        Three months ended             Six months ended
                   ----------------------------  ----------------------------
                   DECEMBER 27,    December 28,  DECEMBER 27,    December 28,
                       2002            2001          2002            2001
                   ------------    ------------  ------------    ------------
REVENUES
United States       $  103,615     $   101,649   $   228,154     $   203,681
International           14,969          12,091        31,013          25,223
                    ----------     -----------   -----------     -----------
  Total             $  118,584     $   113,740   $   259,167     $   228,904
                    ==========     ===========   ===========     ===========

                              DECEMBER 27, 2002  June 28, 2002
                              -----------------  -------------
LONG-LIVED ASSETS
United States                    $   376,635      $   352,365
International                         44,933           41,704
                                 -----------      -----------
  Total                          $   421,568      $   394,069
                                 ===========      ===========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings

                  For the three months ended December 27, 2002

                                                                                    NON-
                                             TOTAL       ISSUER     GUARANTORS   GUARANTORS
                                          ----------   ----------   ----------   ----------
Net sales                                 $  118,584   $   35,163   $   68,452   $   14,969
Cost of sales                                 87,214       24,864       51,044       11,306
                                          ----------   ----------   ----------   ----------
Gross profit                                  31,370       10,299       17,408        3,663
Operating expenses:
 Selling, General and administrative          14,573        6,634        6,256        1,683
 Integration expense                           1,900           --        1,900           --
                                          ----------   ----------   ----------   ----------
Operating profit                              14,897        3,665        9,252        1,980
Interest expense                              17,587       17,568          (20)          39
Unrealized gain on derivative contracts       (3,208)      (3,208)          --           --
Other expense (income)                            79          (93)        (321)         493
                                          ----------   ----------   ----------   ----------
Income (loss) before income taxes                439      (10,602)       9,593        1,448
Provision (benefit) for income taxes             160       (3,768)       3,370          558
                                          ----------   ----------   ----------   ----------
Net income (loss)                         $      279   $   (6,834)  $    6,223   $      890
                                          ==========   ==========   ==========   ==========

                   For the six months ended December 27, 2002

                                                                                    NON-
                                             TOTAL       ISSUER     GUARANTORS   GUARANTORS
                                          ----------   ----------   ----------   ----------
Net sales                                 $  259,167   $   74,360   $  153,794   $   31,013
Cost of sales                                197,905       52,299      122,767       22,839
                                          ----------   ----------   ----------   ----------
Gross profit                                  61,262       22,061       31,027        8,174
Operating expenses:
 Selling, General and administrative          28,484       12,728       12,633        3,123
 Integration expense                           1,900           --        1,900           --
                                          ----------   ----------   ----------   ----------
Operating profit                              30,878        9,333       16,494        5,051
Interest expense                              35,249       35,233          (43)          59
Unrealized loss on derivative contracts        2,136        2,136           --           --
Other expense (income)                           382          (24)        (600)       1,006
                                          ----------   ----------   ----------   ----------
Income (loss) before income taxes             (6,889)     (28,012)      17,137        3,986
Provision (benefit) for income taxes          (2,400)      (9,858)       6,010        1,448
                                          ----------   ----------   ----------   ----------
Net income (loss)                         $   (4,489)  $  (18,154)  $   11,127   $    2,538
                                          ==========   ==========   ==========   ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                       Consolidated Statement of Earnings

                  For the three months ended December 28, 2001

                                                                                    NON-
                                             TOTAL       ISSUER     GUARANTORS   GUARANTORS
Net sales                                 $  113,740   $   41,876   $   59,773   $   12,091
Cost of sales                                 86,056       30,186       46,854        9,016
                                          ----------   ----------   ----------   ----------
Gross profit                                  27,684       11,690       12,919        3,075
Operating expenses:
 Selling, General and administrative          16,609        8,816        6,220        1,573
                                          ----------   ----------   ----------   ----------
Operating profit                              11,075        2,874        6,699        1,502
Interest expense                              16,590       16,559          (30)          61
Unrealized gain on derivative contracts       (5,724)      (5,724)          --           --
Other expense (income)                            42         (543)        (125)         710
                                          ----------   ----------   ----------   ----------
Income (loss) before income taxes                167       (7,418)       6,854          731
Provision (benefit) for income taxes             100       (3,266)       3,450          (84)
                                          ----------   ----------   ----------   ----------
Net income (loss)                         $       67   $   (4,152)  $    3,404   $      815
                                          ==========   ==========   ==========   ==========

                   For the six months ended December 28, 2001

                                                                                    NON-
                                             TOTAL       ISSUER     GUARANTORS   GUARANTORS
                                          ----------   ----------   ----------   ----------
Net sales                                 $  228,904   $   81,306   $  122,375   $   25,223
Cost of sales                                174,206       60,087       94,997       19,122
                                          ----------   ----------   ----------   ----------
Gross profit                                  54,698       21,219       27,378        6,101
Operating expenses:
 Selling, General and administrative          31,785       18,883        9,877        3,025
                                          ----------   ----------   ----------   ----------
Operating profit                              22,913        2,336       17,501        3,076
Interest expense                              34,375       34,354          (76)          97
Unrealized loss on derivative contracts        2,590        2,590           --           --
Other expense (income)                           334         (490)        (264)       1,088
                                          ----------   ----------   ----------   ----------
Income (loss) before income taxes            (14,386)     (34,118)      17,841        1,891
Provision (benefit) for income taxes          (5,000)     (11,910)       6,250          660
                                          ----------   ----------   ----------   ----------
Net income (loss)                         $   (9,386)  $  (22,208)  $   11,591   $    1,231
                                          ==========   ==========   ==========   ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheet - at December 27, 2002

                                                                                                      NON-
                                          TOTAL      ELIMINATIONS      ISSUER       GUARANTORS     GUARANTORS
                                      ------------   ------------   ------------   ------------   ------------
Current assets                        $    281,214   $         --   $     39,221   $    190,695   $     51,298
Property, plant and equipment, net         172,208             --         39,535        110,392         22,281
Intangible assets, net                     213,939             --          8,329        193,507         12,103
Investment in subsidiaries                      --       (512,183)       512,183             --             --
Deferred income taxes                       21,337             --         21,940          1,120         (1,723)
Deferred charges, net                       13,102             --         12,986            (86)           202
Other assets                                   982       (345,557)        79,804        254,665         12,070
                                      ------------   ------------   ------------   ------------   ------------
 Total assets                         $    702,782   $   (857,740)  $    713,998   $    750,293   $     96,231
                                      ============   ============   ============   ============   ============
Current liabilities                   $     76,402   $         --   $     30,281   $     31,273   $     14,848
Long-term debt                             694,030             --        689,294             --          4,736
Other liabilities                           26,737       (345,557)        82,844        249,442         40,008
                                      ------------   ------------   ------------   ------------   ------------
 Total liabilities                         797,169       (345,557)       802,419        280,715         59,592
                                      ------------   ------------   ------------   ------------   ------------
Additional paid-in capital                 170,568       (312,420)       170,549        296,783         15,656
Retained earnings, accumulated
(deficit)                                  (38,448)      (199,763)       (38,448)       175,880         23,883
Accumulated other comprehensive
Loss                                        (5,985)            --             --         (3,085)        (2,900)
Less: Treasury stock                      (220,522)            --       (220,522)            --             --
                                      ------------   ------------   ------------   ------------   ------------
 Total stockholders' deficit               (94,387)      (512,183)       (88,421)       469,578         36,639
                                      ------------   ------------   ------------   ------------   ------------
Total liabilities and deficit         $    702,782   $   (857,740)  $    713,998   $    750,293   $     96,231
                                      ============   ============   ============   ============   ============

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
             Condensed Consolidated Balance Sheet - at June 28, 2002

                                                                                                           NON-
                                               TOTAL      ELIMINATIONS      ISSUER       GUARANTORS     GUARANTORS
                                           ------------   ------------   ------------   ------------   ------------
Current assets                             $    297,894   $         --   $     44,828   $    201,608   $     51,458
Property, plant and equipment, net              158,118             --         41,704         95,366         21,048
Intangible assets, net                          204,252             --          7,907        184,093         12,252
Investment in subsidiaries                           --       (498,518)       498,518             --             --
Deferred charges, net                            14,343             --         14,134             --            209
Deferred taxes                                   16,278             --         20,177             --         (3,899)
Other income assets                               1,078       (321,468)        74,008        236,444         12,094
                                           ------------   ------------   ------------   ------------   ------------
 Total assets                              $    691,963   $   (819,986)  $    701,276   $    717,511   $     93,162
                                           ============   ============   ============   ============   ============
Current liabilities                        $     78,975   $         --   $     29,889   $     32,373   $     16,713
Long-term debt                                  679,414             --        675,253             --          4,161
Other liabilities                                24,685       (321,468)        80,460        231,752         33,941
                                           ------------   ------------   ------------   ------------   ------------
 Total liabilities                              783,074       (321,468)       785,602        264,125         54,815
                                           ------------   ------------   ------------   ------------   ------------
Additional paid-in capital                      170,176       (312,420)       170,156        296,784         15,656
Retained earnings, Accumulated (deficit)        (33,959)      (186,098)       (33,959)       159,960         26,138
Accumulated other comprehensive income           (6,805)            --             --         (3,358)        (3,447)
Treasury stock                                 (220,523)            --       (220,523)            --             --
                                           ------------   ------------   ------------   ------------   ------------
 Total deficit                                  (91,111)      (498,518)       (84,326)       453,386         38,347
                                           ------------   ------------   ------------   ------------   ------------
Total liabilities and deficit              $    691,963   $   (819,986)  $    701,276   $    717,511   $     93,162
                                           ============   ============   ============   ============   ============

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                        Condensed Consolidated Cash Flows

                   For the six months ended December 27, 2002

                                                                                                NON-
                                                        TOTAL        ISSUER     GUARANTORS   GUARANTORS
                                                      ----------   ----------   ----------   ----------
Net cash provided by (used in) operating activities
                                                      $    4,106   $   (7,765)  $   10,272   $    1,599
                                                      ----------   ----------   ----------   ----------
Cash flows from investing activities:
 Capital expenditures                                    (13,609)      (1,873)      (9,161)      (2,575)
 Acquisition costs                                       (16,806)          --      (16,806)          --
 Additions to intangibles                                   (503)        (267)          --         (236)
 Deposits and other assets                                    98           74           --           24
                                                      ----------   ----------   ----------   ----------
  Net cash used in investing activities                  (30,820)      (2,066)     (25,967)      (2,787)
                                                      ----------   ----------   ----------   ----------
Cash flows from financing activities
 Repayment of long term debt                              14,370       13,933           --          437
 Receipt of additional paid-in capital                       392          392           --           --
 Change in intercompany accounts                              --       (5,011)       3,625        1,386
                                                      ----------   ----------   ----------   ----------
  Net cash flows provided by financing activities
                                                          14,762        9,314        3,625        1,823
                                                      ----------   ----------   ----------   ----------
Effect of exchange rate changes on cash                      (39)          --           --          (39)
                                                      ----------   ----------   ----------   ----------
Net increase (decrease) in cash                          (11,991)        (517)     (12,070)         596
Cash, beginning of period                                 28,199        9,035       10,660        8,504
                                                      ----------   ----------   ----------   ----------
Cash, end of period                                   $   16,208   $    8,518   $   (1,410)  $    9,100
                                                      ==========   ==========   ==========   ==========

                   For the six months ended December 28, 2001

                                                                                                        NON-
                                                                TOTAL        ISSUER     GUARANTORS   GUARANTORS
                                                              ----------   ----------   ----------   ----------
Net cash provided by (used in) operating activities
                                                              $    4,316   $ (105,959)  $  106,824   $    3,451
                                                              ----------   ----------   ----------   ----------
Cash flows from Investing activities:
 Capital expenditures                                             (9,142)      (3,103)      (3,941)      (2,098)
 Acquisition costs                                               (65,757)          --      (65,757)          --
 Additions to intangibles                                           (222)        (140)          --          (82)
 Deposits and other assets                                           894       (1,909)       3,331         (528)
                                                              ----------   ----------   ----------   ----------
  Net cash used in investing activities                          (74,227)      (5,152)     (66,367)      (2,708)
                                                              ----------   ----------   ----------   ----------
Cash flows from financing activities
 Repayment of long term debt                                      (8,813)      (8,863)          --           50
 Receipt of additional paid in capital                            50,000       50,000           --           --
 Payment for treasury stock                                          (60)         (60)          --           --
 Change in intercompany accounts                                      --       48,322      (48,586)         264
                                                              ----------   ----------   ----------   ----------
  Net cash flows provided by (used in) financing activities
                                                                  41,127       89,399      (48,586)         314
                                                              ----------   ----------   ----------   ----------
Effect of exchange rate changes on cash                              (39)          --           --          (39)
                                                              ----------   ----------   ----------   ----------
Net increase (decrease) in cash                                  (28,823)     (21,712)      (8,129)       1,018
Cash, beginning of period                                         44,645       32,890        5,321        6,434
                                                              ----------   ----------   ----------   ----------
Cash, end of period                                           $   15,822   $   11,178   $   (2,808)  $    7,452
                                                              ==========   ==========   ==========   ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 7 - ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" on July 10, 2002, for approximately $16,806, including acquisition costs, in cash. The allocation of the purchase is as follows:

Assets:

Accounts receivable               $    3,449
Inventories                            1,829
Prepaid expenses                         334
Deferred Taxes                         2,280
Property, Plant and Equipment         12,487
Intangibles, including goodwill       10,912
                                  ----------
    Total Assets                      31,291
                                  ----------
Accounts payable and
 accrued liabilities                   8,485
Integration reserve                    6,000
                                  ----------
    Net Investment                $   16,806
                                  ==========

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

In connection with the acquisition, a reserve of $6,000 has been established for the costs to integrate ELM's operations with the Company. The reserve is included in accrued expenses. The components of the integration reserve and activity through December 27, 2002, is as follows:

                               BALANCE       COSTS CHARGED          BALANCE
                            JULY 10, 2002     TO RESERVE       DECEMBER 27, 2002
Manufacturing
Reconfiguration               $  2,500         $      --           $   2,500
Reduction in personnel
and related costs                1,000               528                 472
Legal, environmental
and other                        2,500               195               2,305
                              --------         ---------           ---------
                              $  6,000         $     723           $   5,277
                              ========         =========           =========

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

                                           COST       BALANCE       COST                       BALANCE
                             OCTOBER      CHARGED     JUNE 28,     CHARGED     ADJUSTMENTS   DECEMBER 27,
                              2001      TO RESERVE     2002      TO RESERVE    TO RESERVE       2002
                             -------    ----------    --------   ----------    -----------   ------------
Cost to close duplicate
 facilities                    3,500       1,340        2,160        101         (2,059)           --
Reduction in personnel and
 related costs                 2,100         718        1,382         --         (1,382)           --
Legal and environmental        1,275          40        1,235        550          2,625         3,310
Manufacturing
 reconfiguration               1,455         175        1,280         --         (1,280)           --
Other                          1,670         972          698        194             96           600
                              ------       -----        -----        ---         ------         -----
                              10,000       3,245        6,755        845         (2,000)*       3,910
                              ======       =====        =====        ===         ======         =====


* $2,000 adjustment was recorded to beginning balance Integration reserve as an adjustment to the original estimates prepared by the Company. Goodwill was adjusted for the aforementioned amount. IN ADDITION, $1,900 WHICH WAS PREVIOUSLY CHARGED TO THE RESERVE HAS BEEN REFLECTED AS INTEGRATION EXPENSE IN THE ACCOMPANYING STATEMENT OF OPERATIONS. THESE COSTS RELATE TO RECONFIGURATION AND REALIGNMENT OF THE ACQUIRED FACILITIES TO CONFORM TO THE COMPANY'S CURRENT PRODUCTION AND PRODUCT STANDARDS.

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

                               SIX MONTHS ENDED
                               DECEMBER 28,2001
                               ----------------
Net sales                         $  239,016
Operating profit                      22,230
Loss before income taxes             (15,169)
                                  ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2003 COMPARED WITH THE SECOND QUARTER OF FISCAL 2002

Net Sales increased to $118.6 million for the three months ended December 27, 2002 from $113.7 million for the three months ended December 28, 2001, representing a 4.3% increase. Net sales in our Packaging Segment grew 9.6%, primarily due to our Elm acquisition which closed in July 2002. Net sales in our Tubing Products Segment fell 5.5% or approximately $1.7 million primarily due to slightly weaker garden hose sales in late December. Other net sales increased 3.6%.

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

INTEGRATION EXPENSE OF $1,9 MILLION REPRESENTS COSTS TO RECONFIGURE AND REALIGN THE SWAN PRODUCTION FACILITIES TO CONFORM TO THE COMPANY'S CURRENT PRODUCTION AND PRODUCT STANDARDS.

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

Operating profit, as a result of the foregoing, increased to $14.9 million or 12.6% of net sales for the three months ended December 27, 2002 from $11.1 million or 9.7% of net sales for the three months ended December 28, 2001.

Operating profit for our Packaging Segment increased to $14.8 million for the three months ending December 27, 2002 compared to $10.6 million for the three months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 23.2% in the most recent period from 18.2% in the previous year's period.

Operating profit for our Tubing Products Segment increased to $3.9 million for the three months ending December 27, 2002 compared to $3.5 million for the three months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 13.5% in the most recent period from 11.5% in the comparable period of the previous year.

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

Income (loss) before income taxes, as a result, was $0.4 million for the three months ended December 27, 2002 compared to $0.2 million for the three months ended December 28, 2001.

Income tax was $0.2 million for the three months ended December 27, 2002, compared to $0.1 million for the three months ended December 28, 2001. The Company's effective tax rate was 36.4% for the three months ended December 27, 2002 compared to 59.9% for the three months ending December 28, 2001, primarily as a result of discontinuing the amortization of goodwill, which was previously not deductible, in 2002.

Net income, as a result, was $0.3 million for the three months ended December 27, 2002 compared with $0.1 million for the three months ended December 28, 2001.

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

INTEGRATION EXPENSE OF $1,9 MILLION REPRESENTS COSTS TO RECONFIGURE AND REALIGN THE SWAN PRODUCTION FACILITIES TO CONFORM TO THE COMPANY'S CURRENT PRODUCTION AND PRODUCT STANDARDS.

Operating profit, as a result of the foregoing, increased 34.9% to $30.9 million or 11.9% of net sales for the six months ended December 27, 2002 from $22.9 million or 10.0% of net sales for the six months ended December 28, 2001.

Operating profit for our Packaging Segment increased to $26.7 million for the six months ending December 27, 2002 compared to $20.2 million for the six months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 20.5% in the most recent period from 17.4% in the comparable period of the previous year.

Operating profit for our Tubing Products Segment increased to $11.8 million for the six months ending December 27, 2002 compared to $8.4 million for the six months ending December 28, 2001. Expressed as a percentage of net sales, operating profit grew to 15.4% in the most recent period from 13.6% in the previous year's period.

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

Income (loss) before income taxes, as a result, was a loss of ($6.9) million for the six months ended December 27, 2002 compared to a loss of ($14.4) million for the six months ended December 28, 2001.

Income tax (benefit) was a credit of ($2.4) million for the six months ended December 27, 2002, compared to a credit of ($5.0) million for the six months ended December 28, 2001. The Company's effective tax rate was 34.8% for the six months ended December 27, 2002 compared to 34.8% for the six months ending December 28, 2001.

Net income (loss), as a result, was a loss of ($4.5) million for the six months ended December 27, 2002 compared with a loss of ($9.4) million for the six months ended December 28, 2001.

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

Working capital on December 27, 2002 was $204.8 million compared to $218.9 million on June 28, 2002. The decrease was due primarily to a seasonal reduction in accounts receivable offset by a normal seasonal increase in inventories. During the period the Company also reduced the accounts payable at our Elm acquisition by approximately $4.0 million.

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

                               TEKNI-PLEX, INC.

February 10, 2003

                               By: /s/ F. Patrick Smith
                                   ---------------------------------------------
                                   F. Patrick Smith
                                   Chairman of the Board and
                                   Chief Executive Officer

                               By: /s/ Kenneth W. R. Baker
                                   ---------------------------------------------
                                   Kenneth W. R. Baker
                                   President and Chief Operating Officer

                               By: /s/ James E.Condon
                                   ---------------------------------------------
                                   James E.Condon
                                   Vice President and Chief Financial Officer