Form 10-Q/A
period 2003-03-28
TEKNI PLEX INC
filed 2003-10-31
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 28, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ----------- to ---------------------

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.

      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                              22-3286312
  --------------------------------------    ------------------------------------
      (State or other jurisdiction          (IRS Employer Identification Number)
    of incorporation or organization)

    260 N. Denton Tap Road, Suite 150                   (972) 304-5077
----------------------------------------      ----------------------------------
            Coppell, TX 75019                   (Registrant's telephone number)
----------------------------------------
 (Address of principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                                TEKNI-PLEX, INC.

                                                                                                   PAGE #
PART I.  FINANCIAL INFORMATION
           ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of March 28, 2003 and June 28, 2002
           Consolidated Statements of Operations for the nine months and three months ended March 28, 2003 and March 29, 2002
           Consolidated Statements of Other Comprehensive Income (loss) for the nine months and three months ended March 28, 2003 and March 29, 2002
           Consolidated Statements of Cash Flows for the nine months ended March 28, 2003 and March 29, 2002
           Notes to Consolidated Financial Statements
           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ITEM 4.  CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
           Item 1.  Legal proceedings
           Item 2.  Changes in securities
           Item 3.  Defaults upon senior securities
           Item 4.  Submission of matters to a vote of securities holders
           Item 5.  Other information
           Item 6.  Exhibits and reports on Form 8-K
           Item 7.  Certifications

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              MARCH 28, 2003
                                                                               (UNAUDITED)    JUNE 28, 2002
                                                                              --------------  -------------
ASSETS
CURRENT:
   Cash                                                                         $    16,842    $     28,199
   Accounts receivable, net of allowance for doubtful
   accounts of $4,728 and $5,271                                                    129,910         139,008
   Inventories                                                                      165,823         117,632
   Deferred  income taxes                                                             6,691           7,472
   Prepaid and other current assets                                                   7,853           5,583
                                                                                -----------    ------------
         TOTAL CURRENT ASSETS                                                       327,119         297,894
PROPERTY, PLANT AND EQUIPMENT, NET                                                  177,829         158,118
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $79,085 AND $78,399                                                           214,108         204,252
DEFERRED CHARGES, NET OF ACCUMULATED
   AMORTIZATION OF $6,899 AND $5,030                                                 12,474          14,343
DEFERRED INCOME TAXES                                                                18,879          16,278
OTHER ASSETS                                                                            967           1,078
                                                                                -----------    ------------
                                                                                $   751,376    $    691,963
                                                                                ===========    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                            $    13,290    $     13,407
   Accounts payable - trade                                                          39,386          32,643
   Accrued payroll and benefits                                                       9,103           8,965
   Accrued interest                                                                  17,026           4,789
   Accrued liabilities - other                                                       18,828          18,656
   Income taxes payable                                                               1,426             515
                                                                                -----------    ------------
         TOTAL CURRENT LIABILITIES                                                   99,059          78,975
LONG-TERM DEBT                                                                      715,806         679,414
OTHER LIABILITIES                                                                    25,956          24,685
                                                                                -----------    ------------
         TOTAL LIABILITIES                                                          840,821         783,074
                                                                                -----------    ------------
STOCKHOLDERS' DEFICIT:
   Common stock                                                                          --              --
   Additional paid-in capital                                                       170,568         170,176
   Accumulated other comprehensive loss                                              (4,745)         (6,805)
   Accumulated deficit                                                              (34,746)        (33,959)
   Treasury stock                                                                  (220,522)       (220,523)
                                                                                -----------    ------------
         TOTAL STOCKHOLDERS' DEFICIT                                                (89,445)        (91,111)
                                                                                -----------    ------------
                                                                                $   751,376    $    691,963
                                                                                ===========    ============


          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             MARCH 28,         MARCH 29,         MARCH 28,         MARCH 29,
                                                               2003              2002              2003              2002
                                                             ---------         ---------         ---------         ---------
NET SALES                                                    $ 166,091         $ 153,393         $ 425,258         $ 382,297
COST OF SALES                                                  121,966           111,385           319,871           285,591
                                                             ---------         ---------         ---------         ---------
GROSS PROFIT                                                    44,125            42,008           105,387            96,706
OPERATING EXPENSES:
   Selling, general and administrative                          14,562            18,529            43,046            50,314
   Integration expense                                           6,364                --             8,264                --
                                                             ---------         ---------         ---------         ---------
OPERATING PROFIT                                                23,199            23,479            54,077            46,392
OTHER EXPENSES:
   Interest expense                                             18,722            19,014            53,971            53,389
   Unrealized (gain) loss on derivative
   contracts                                                      (833)            1,085             1,303             3,675
   Other (income) expenses                                        (359)             (105)               23               229
                                                             ---------         ---------         ---------         ---------
INCOME (LOSS) BEFORE INCOME TAXES                                5,669             3,485            (1,220)          (10,901)
PROVISION (BENEFIT) FOR INCOME TAXES                             1,317             1,180              (433)           (3,820)
                                                             ---------         ---------         ---------         ---------
NET INCOME (LOSS)                                            $   4,352         $   2,305         $    (787)        $  (7,081)
                                                             =========         =========         =========         =========

          CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME (LOSS)

NET INCOME (LOSS)                                            $   4,352         $   2,305         $    (787)        $  (7,081)
COMPREHENSIVE INCOME (LOSS), NET OF TAXES
   Foreign currency translation adjustment                       1,240            (3,985)            2,060            (4,277)
                                                             ---------         ---------         ---------         ---------
COMPREHENSIVE INCOME (LOSS)                                  $   5,592         $  (1,680)        $   1,273         $ (11,358)
                                                             =========         =========         =========         =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited -- in thousands)

                                                                           NINE MONTHS ENDED

                                                                      MARCH 28, 2003   MARCH 29, 2002
                                                                      --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $    (787)        $ (7,081)
   Adjustments to reconcile net income to net cash
   used in operating activities:
      Depreciation and amortization                                       20,144           29,011
      Unrealized loss on derivative contracts                              1,303            3,675
      Deferred income taxes                                                 (296)          (3,465)
   Changes in operating assets and liabilities:
      Accounts receivable                                                  8,139           (9,624)
      Inventories                                                        (45,202)         (21,769)
      Prepaid expenses and other current assets                           (1,857)          (2,703)
      Income taxes                                                           911           (2,202)
      Accounts payable                                                      (833)          (5,003)
      Accrued interest                                                    12,248           13,763
      Accrued expenses and other liabilities                                 603          (10,033)
                                                                       ---------         --------
      NET CASH USED IN OPERATING ACTIVITIES                               (5,627)         (15,431)
                                                                       ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                              (24,587)         (12,317)
       Acquisitions of assets including acquisition costs                (16,806)         (65,757)
       Additions to intangibles                                             (807)             797
       Deposits and other assets                                             119              846
                                                                       ---------         --------
           NET CASH USED IN INVESTING ACTIVITIES                         (42,081)         (76,431)
                                                                       ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings of long-term debt                                        36,098            6,012
      Payment for treasury stock                                              --              (60)
      Receipt of additional paid-in capital                                  392           50,000
      Debt financing costs                                                    --             (120)
                                                                       ---------         --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                           36,490           55,832
                                                                       ---------         --------
      EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (139)               5
                                                                       ---------         --------
NET DECREASE IN CASH                                                     (11,357)         (36,025)
CASH, BEGINNING OF PERIOD                                                 28,199           44,645
                                                                       ---------         --------
CASH, END OF PERIOD                                                    $  16,842         $  8,620
                                                                       =========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
       Cash paid for:
           Interest                                                    $  41,933         $ 38,290
           Income taxes                                                    2,716            1,912

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

                                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           MARCH 28,     MARCH 29,    MARCH 28,      MARCH 29,
                                                                             2003          2002         2003           2002
                                                                           --------      --------     --------       --------
Net income (loss),
 As reported                                                               $  4,352      $  2,305     $   (787)      $ (7,081)
Adjustments for fair value of stock options, net of tax                         (32)          (36)         (96)          (109)
                                                                           --------      --------     --------       --------
   Pro forma                                                               $  4,320      $  2,269     $    883       $ (7,190)
                                                                           ========      ========     ========       ========

NOTE 3 - INVENTORIES

Inventories as of March 28, 2003 and June 28, 2002 are summarized as follows:

                       MARCH 28, 2003  JUNE 28, 2002
                       --------------  -------------
Raw materials          $   51,268      $  37,727
Work-in-process             9,970          8,621
Finished goods            104,585         71,284
                       ----------      ---------
                       $  165,823      $ 117,632
                       ----------      ---------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                MARCH 28, 2003   JUNE 28, 2002
                                                                --------------   -------------
Senior Subordinated Notes issued June 21, 2000 at
12-3/4% due June 15, 2010. (Less unamortized
discount of $2,731 and $3,015)                                   $   272,269     $   271,985
Senior Subordinated Notes issued May 2002 at
12-3/4% due June 15, 2010 (plus unamortized premium
at $531 and $588)                                                     40,531          40,588
Senior Debt:
   Revolving line of credit, expiring June, 2006.
    At March 28, 2003, the interest rates ranged
    from 4.44% to 6.25%.                                              88,000          46,000
   Term notes due June, 2006 and June, 2008, with
    interest rates at March 28, 2003 of 4.38% and
    4.88%.                                                           322,900         329,120

Other, primarily international term loans, with
interest rates ranging from 4.44% to 5.44% and
maturities ranging from 2003 to 2010                                   5,396           5,128
                                                                 -----------     -----------
                                                                     729,096         692,821
Less: Current maturities                                              13,290          13,407
                                                                 -----------     -----------
                                                                 $   715,806     $   679,414
                                                                 -----------     -----------

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

Financial information concerning the Company's business segments and the geographic areas in which they operate are as follows:

                                           TUBING
                              PACKAGING   PRODUCTS     OTHER      TOTAL
                              ---------   --------    -------   ---------
Three months ended
March 28,2003
Revenues from external
    Customers                 $  69,005    $69,355    $27,731   $ 166,091
Interest expense                  5,965      8,779      3,978      18,722
Depreciation and
    Amortization                  3,054      1,674      1,309       6,037
Operating profit (loss)          14,439     13,627       (289)     27,777
Expenditures for segment
    Assets                        6,554      2,437      1,761      10,752
                              ---------    -------    -------   ---------
Three months ended
March 29,2002
Revenues from external
    Customers                 $  59,143    $67,581    $26,669   $ 153,393
Interest expense                  4,002     12,697      2,315      19,014
Depreciation and
    Amortization                  5,444      3,025      1,226       9,695
Operating profit (loss)          12,317     14,204      2,326      28,847
Expenditures for segment
    Assets                        2,146        142        632       2,920
                               ---------    -------    -------   ---------

                                           TUBING
                              PACKAGING   PRODUCTS     OTHER       TOTAL
                              ---------   ---------  ---------   ---------
Nine months ended
March 28, 2003
Revenues from external
    Customers                 $ 199,253   $  45,815  $  80,190   $ 425,258
Interest expense                 17,185      25,317     11,469      53,971
Depreciation and
    Amortization                 10,493       4,966      3,917      19,376
Operating profit (loss)          41,165      25,434        849      67,448
Expenditures for segment
    Assets                       10,519       9,082      4,371      23,972
                              ---------   ---------  ---------   ---------
Nine months ended
March 29, 2002
Revenues from external
    Customers                 $ 174,744   $ 129,325  $  78,228   $ 382,297
Interest expense                 16,988      25,037     11,364      53,389
Depreciation and
    Amortization                 15,254       8,146      4,837      28,237
Operating profit (loss)          32,467      22,587      4,282      59,336
Expenditures for segment
    Assets                        6,435       3,224      2,112      11,771
                              --------- -----------  ---------   ---------

                                          THREE MONTHS ENDED        NINE MONTHS ENDED

                                        MARCH 28,    MARCH 29,    MARCH 28,    MARCH 29,
                                          2003         2002         2003         2002
                                        ---------    ---------    ---------    ---------
PROFIT OR LOSS
Total operating profit for reportable
     segments before income taxes       $  27,777    $  28,847    $  67,448    $  59,336
Corporate and eliminations                 (4,578)      (5,368)     (13,371)     (12,944)
                                        ---------    ---------    ---------    ---------
                                        $  23,199    $  23,479    $  54,077    $  46,392
                                        =========    =========    =========    =========
DEPRECIATION AND AMORTIZATION
Segment totals                          $   6,037    $   9,695    $  19,376    $  28,237
Corporate                                     256          262          768          774
                                        ---------    ---------    ---------    ---------
     Consolidated total                 $   6,293    $   9,957    $  20,144    $  29,011
                                        =========    =========    =========    =========
EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures   $  10,752    $   2,920    $  23,972    $  11,771
Other unallocated expenditures                226          255          615          546
                                        ---------    ---------    ---------    ---------
     Consolidated total                 $  10,978    $   3,175    $  24,587    $  12,317
                                        =========    =========    =========    =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

SEGMENT ASSETS

                                PACKAGING    TUBING PRODUCTS         OTHER          TOTAL
                                ---------    ---------------       ---------      ---------
March 28, 2003                  $ 265,367       $ 334,362          $ 130,546      $ 730,275
                                ---------       ---------          ---------      ---------
June 28, 2002                   $ 222,798       $ 326,520          $ 130,050      $ 679,368
                                ---------       ---------          ---------      ---------

                                        MARCH 28, 2003   JUNE 28, 2002
                                        --------------   --------------
TOTAL ASSETS
Total assets from reportable segments   $      730,275   $      679,368
Other unallocated amounts                       21,101           12,595
                                        --------------   --------------
     Consolidated total                 $      751,376   $      691,963
                                        ==============   ==============

GEOGRAPHIC INFORMATION

                 THREE MONTHS ENDED       NINE MONTHS ENDED

                MARCH 28,   MARCH 29,   MARCH 28,   MARCH 29,
                  2003        2002        2003        2002
                ---------   ---------   ---------   ---------
REVENUES
United States   $ 144,000   $ 137,685   $ 372,154   $ 341,366
International      22,091      15,708      53,104      40,931
                ---------   ---------   ---------   ---------
   Total        $ 166,091   $ 153,393   $ 425,258   $ 382,297
                =========   =========   =========   =========

                        MARCH 28, 2003    JUNE 28, 2002
                        --------------    -------------
LONG-LIVED ASSETS
United States           $      377,423    $     352,365
International                   46,834           41,704
                        --------------    -------------
   Total                $      424,257    $     394,069
                        ==============    =============

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
              Consolidated Statement of Earnings

                    For the three months ended March 28, 2003

                                                                                   NON-
                                            TOTAL       ISSUER     GUARANTORS   GUARANTORS
                                          ---------    --------    ----------   ----------
Net sales                                 $ 166,091    $ 37,522    $  106,478   $   22,091
Cost of sales                               121,966      26,400        79,396       16,170
                                          ---------    --------    ----------   ----------
Gross profit                                 44,125      11,122        27,082        5,921
Operating expenses:
   Selling, General and administrative       14,562       7,058         5,600        1,904
   Integration expense                        6,364          --         6,364           --
                                          ---------    --------    ----------   ----------
Operating profit                             23,199       4,064        15,118        4,017
Interest expense (income)                    18,722      18,685           (11)          48
Unrealized gain on derivative contracts        (833)       (833)           --           --
Other expense (income)                         (359)       (554)         (398)         593
                                          ---------    --------    ----------   ----------
Income (loss) before income taxes             5,669     (13,234)       15,527        3,376
Provision (benefit) for income taxes          1,317      (5,812)        5,777        1,352
                                          ---------    --------    ----------   ----------
Net income (loss)                         $   4,352    $ (7,422)   $    9,750   $    2,024
                                          =========    ========    ==========   ==========

                    For the nine months ended March 28, 2003

                                                                                   NON-
                                            TOTAL       ISSUER     GUARANTORS   GUARANTORS
                                          ---------    ---------   ----------   ----------
Net sales                                 $ 425,258    $ 111,882   $  260,272   $   53,104
Cost of sales                               319,871       78,699      202,163       39,009
                                          ---------    ---------   ----------   ----------
Gross profit                                105,387       33,183       58,109       14,095
Operating expenses:
   Selling, General and administrative       43,046       19,786       18,233        5,027
   Integration expense                        8,264           --        8,264           --
                                          ---------    ---------   ----------   ----------
Operating profit                             54,077       13,397       31,612        9,068
Interest expense (income)                    53,971       53,918          (54)         107
Unrealized loss on derivative contracts       1,303        1,303           --           --
Other expense (income)                           23         (578)        (998)       1,599
                                          ---------    ---------   ----------   ----------
Income (loss) before income taxes            (1,220)     (41,246)      32,664        7,362
Provision (benefit) for income taxes           (433)     (15,670)      12,437        2,800
                                          ---------    ---------   ----------   ----------
Net income (loss)                         $    (787)   $ (25,576)  $   20,227   $    4,562
                                          =========    =========   ==========   ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
              Consolidated Statement of Earnings

                    For the three months ended March 29, 2002

                                                                                    NON-
                                            TOTAL       ISSUER     GUARANTORS    GUARANTORS
                                          ---------    --------    ----------    ----------
Net sales                                 $ 153,393    $ 40,360    $   97,325    $   15,708
Cost of sales                               111,385      27,869        72,885        10,631
                                          ---------    --------    ----------    ----------
Gross profit                                 42,008      12,491        24,440         5,077
Operating expenses:
   Selling, General and administrative       18,529      10,854         6,123         1,552
                                          ---------    --------    ----------    ----------
Operating profit                             23,479       1,637        18,317         3,525
Interest expense (income)                    19,014      19,002           (10)           22
Unrealized gain on derivative contracts       1,085       1,085            --            --
Other expense (income)                         (105)       (222)         (366)          483
                                          ---------    --------    ----------    ----------
Income (loss) before income taxes             3,485     (18,228)       18,693         3,020
Provision (benefit) for income taxes          1,180      (6,450)        6,700           930
                                          ---------    --------    ----------    ----------
Net income (loss)                         $   2,305    $(11,778)   $   11,993    $    2,090
                                          =========    ========    ==========    ==========

                    For the nine months ended March 29, 2002

                                                                                     NON-
                                            TOTAL       ISSUER      GUARANTORS    GUARANTORS
                                          ---------    ---------    ----------    ----------
Net sales                                 $ 382,297    $ 121,666    $  219,700    $   40,931
Cost of sales                               285,591       87,956       167,882        29,753
                                          ---------    ---------    ----------    ----------
Gross profit                                 96,706       33,710        51,818        11,178
Operating expenses:
   Selling, General and administrative       50,314       29,737        16,000         4,577
                                          ---------    ---------    ----------    ----------
Operating profit                             46,392        3,973        35,818         6,601
Interest expense (income)                    53,389       53,356           (86)          119
Unrealized loss on derivative contracts       3,675        3,675            --            --
Other expense (income)                          229         (712)         (630)        1,571
                                          ---------    ---------    ----------    ----------
Income (loss) before income taxes           (10,901)     (52,346)       36,534         4,911
Provision (benefit) for income taxes         (3,820)     (18,360)       12,950         1,590
                                          ---------    ---------    ----------    ----------
Net income (loss)                         $  (7,081)   $ (33,986)   $   23,584    $    3,321
                                          =========    =========    ==========    ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
              Condensed Consolidated Balance Sheet - at March 28, 2003

                                                                                                       NON-
                                             TOTAL        ELIMINATIONS      ISSUER     GUARANTORS   GUARANTORS
                                           ----------    --------------   ----------   ----------   ----------
Current assets                             $  327,119     $         --    $   44,887   $  226,198   $   56,034
Property, plant and equipment, net            177,829               --        40,813      112,825       24,191
Intangible assets, net                        214,108               --         8,533      193,206       12,369
Investment in subsidiaries                         --         (523,324)     (523,324)          --           --
Deferred income taxes                          18,879               --        19,230        1,430       (1,781)
Deferred charges, net                          12,474               --        12,358          116           --
Other assets                                      967         (343,029)       96,754      235,187       12,055
                                           ----------     ------------    ----------   ----------   ----------
   Total assets                            $  751,376     $   (866,363)   $  745,909   $  768,962   $  102,868
                                           ==========     ============    ==========   ==========   ==========
Current liabilities                        $   99,032     $         --    $   48,532   $   32,704   $   17,796
Long-term debt                                715,806               --       711,260           --        4,546
Other liabilities                              25,956         (343,029)       70,809      257,553       40,623
                                           ----------     ------------    ----------   ----------   ----------
   Total liabilities                          840,821         (343,029)      830,601      290,257       62,965
                                           ----------     ------------    ----------   ----------   ----------
Additional paid-in capital                    170,568         (312,420)      170,549      296,783       15,656
Retained earnings, Accumulated (deficit)      (34,719)        (210,914)      (34,719)     185,007       25,907
Accumulated other comprehensive loss           (4,745)              --            --       (3,085)      (1,660)
Less: Treasury stock                         (220,522)              --      (220,522)          --           --
                                           ----------     ------------    ----------   ----------   ----------
   Total stockholders' deficit                 89,418         (523,336)      (84,692)      478705       39,903
                                           ----------     ------------    ----------   ----------   ----------
Total liabilities and stockholders'
 deficit                                   $  751,376     $   (866,363)   $  745,909   $  768,962   $  102,868
                                           ==========     ============    ==========   ==========   ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
            Condensed Consolidated Balance Sheet - at June 28, 2002

                                                                                                              NON-
                                                  TOTAL      ELIMINATIONS       ISSUER       GUARANTORS    GUARANTORS
                                                ---------    ------------     ---------      ----------    ----------
Current assets                                  $ 297,894      $      --      $  44,828      $ 201,608      $  51,458
Property, plant and equipment, net                158,118             --         41,704         95,366         21,048
Intangible assets, net                            204,252             --          7,907        184,093         12,252
Investment in subsidiaries                             --       (498,518)       498,518             --             --
Deferred charges, net                              14,343             --         14,134             --            209
Deferred taxes                                     16,278             --         20,177             --         (3,899)
Other income assets                                 1,078       (321,468)        74,008        236,444         12,094
                                                ---------      ---------      ---------      ---------      ---------
   Total assets                                 $ 691,963      $(819,986)     $ 701,276      $ 717,511      $  93,162
                                                =========      =========      =========      =========      =========
Current liabilities                             $  78,975      $      --      $  29,889      $  32,373      $  16,713
Long-term debt                                    679,414             --        675,253             --          4,161
Other liabilities                                  24,685       (321,468)        80,460        231,752         33,941
                                                ---------      ---------      ---------      ---------      ---------
   Total liabilities                              783,074       (321,468)       785,602        264,125         54,815
                                                ---------      ---------      ---------      ---------      ---------
Additional paid-in capital                        170,176       (312,420)       170,156        296,784         15,656
Retained earnings, Accumulated (deficit)          (33,959)      (186,098)       (33,959)       159,960         26,138
Accumulated other comprehensive income             (6,805)            --             --         (3,358)        (3,447)
Treasury stock                                   (220,523)            --       (220,523)            --             --
                                                ---------      ---------      ---------      ---------      ---------
   Total stockholders' deficit                    (91,111)      (498,518)       (84,326)       453,386         38,347
                                                ---------      ---------      ---------      ---------      ---------
Total liabilities and stockholders' deficit     $ 691,963      $(819,986)     $ 701,276      $ 717,511      $  93,162
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
                                              ========      ========      ========      ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 7- ACQUISITIONS

The Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" on July 10, 2002, for approximately $16,806, including acquisition costs, in cash. The allocation of the purchase is as follows:

Assets:
         Accounts receivable              $    3,449
         Inventories                           1,829
         Prepaid expenses                        334
         Deferred Taxes                        2,280
         Property, Plant & Equipment          12,487
         Intangibles including goodwill       11,010
                                          ----------
               Total Assets                   31,389
                                          ----------
         Accounts payable and accrued
           liabilities                         8,583
         Integration reserve                   6,000
                                          ----------
               Net Investment             $   16,806
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

In connection with the acquisition, a reserve of $6,000 has been established for the costs to integrate ELM's operations with the Company. The reserve is included in accrued liabilities. The components of the integration reserve and activity through March 28, 2003, is as follows:

                               BALANCE       COSTS CHARGED        BALANCE
                            JULY 10, 2002     TO RESERVE       MARCH 28, 2003
                           --------------    -------------     --------------
Manufacturing
  Reconfiguration             $  2,500         $      --          $ 2,500
Reduction in personnel
  and related costs              1,000               729              271
Legal, environmental
  and other                      2,500             1,913              587
                              --------         ---------          -------
                              $  6,000         $   2,642          $ 3,358
                              ========         =========          =======

The remaining costs are expected to be paid over the next three to six months.

* $2,364 OF COSTS WHICH WERE PREVIOUSLY CHARGED TO THIS RESERVE HAVE BEEN CHARGED TO INTEGRATION EXPENSE IN THE ACCOMPANYING STATEMENT OF OPERATIONS. THESE COSTS RELATE TO THE RECONFIGURATION AND REALIGNMENT OF THE ACQUIRED FACILITIES TO CONFORM TO THE COMPANY'S CURRENT PRODUCTION AND PRODUCT STANDARDS.

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

                                           COST     BALANCE      COST                    BALANCE
                               OCTOBER    CHARGED   JUNE 28,   CHARGED    ADJUSTMENTS   MARCH 28,
                                2001    TO RESERVE    2002    TO RESERVE  TO RESERVE      2003
                               -------  ----------  --------  ----------  -----------   ----------
Cost to close duplicate
   facilities                   3,500      1,340      2,160        101       (2,059)          --
Reduction in personnel and
   related costs                2,100        718      1,382         --       (1,382)          --
Legal and environmental         1,275         40      1,235      1,360        2,625        2,500
Manufacturing reconfiguration   1,455        175      1,280         --       (1,280)          --
Other                           1,670        972        698        794           96           --
                               ------     ------     ------     ------       ------       ------
                               10,000      3,245      6,755      2,255       (2,000)*      2,500
                               ======     ======     ======     ======       ======       ======

* $2,000 adjustment was recorded to beginning balance Integration reserve as an adjustment to the original estimates prepared by the Company. Goodwill was adjusted for the aforementioned amount. IN ADDITION, $4,500 WHICH WAS PREVIOUSLY CHARGED TO THIS RESERVE, HAS BEEN REFLECTED AS INTEGRATION EXPENSE IN THE ACCOMPANYING STATEMENT OF OPERATIONS.

The following table represents the unaudited proforma results of operations as though the acquisition of Swan occurred on June 30, 2001. Since Swan was purchased subsequent to July 1, 2001, no amortization of goodwill has been reflected in accordance with SFAS 142.

                                  NINE MONTHS ENDED
                                    MARCH 29, 2002
                                  -----------------
Net sales                            $  393,593
Operating profit                         44,407
Loss before income taxes                 12,886
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

Integration expense of $6.4 million or 3.8% of net sales for the nine months ended March 28, 2003 represent costs to reconfigure and realign the Swan and Elm production facilities to conform to the Company's current production and product standards.

Operating Profit, as a result of the above, decreased to $23.2 million for the three months ended March 28, 2003 from $23.5 million for the three months ended March 29, 2002. Expressed as a percentage of net sales, operating profit decreased to 14.0% in the most recent period from 15.3% in the comparable period of last year.

Our Packaging Segment operating profit increased to $14.4 million or 20.9% of net sales in the current period compared to $12.3 million or 20.8% of net sales in the previous period. Our Tubing Products Segment operating profit decreased to $13.6 million or 19.6% of net sales in the current period compared to $14.2 million or 21.0% of net sales in the previous period. Other operating profit declined to a loss of $0.3 million in the current period from income of $2.3 million in the previous period.

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

Income before income taxes, as a result, was $5.7 million or 3.4% of net sales for the three months ended March 28, 2003 compared to $3.5 million or 2.3% of net sales for the three months ended March 29, 2002.

Income tax was $1.3 million for the three months ended March 28, 2003, compared to $1.2 million for the three months ended March 29, 2002. The Company's effective tax rate was 23.2% for the three months ended March 28, 2003 compared to 33.9% for the three months ending March 29, 2002.

Net income, as a result, was $4.4 million for the three months ended March 28, 2003 or 2.6% of net sales compared with $2.3 million for the three months ended March 29, 2002 or 1.5% of net sales.

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

Integration expense of $8.3 million or 1.9% of net sales for the NINE months ended March 28, 2003 represent costs to reconfigure and realign the Swan and Elm production facilities to conform to the Company's current production and product standards.

Operating Profit, as a result of the above, increased to $54.1 million for the nine months ended March 28, 2003 from $46.4 million for the nine months ended March 29, 2002. Expressed as a percentage of net sales, operating profit increased to 12.7% in the most recent period from 12.1% in the comparable period of last year.

Packaging Segment operating profit increased to $41.2 million or 20.7% of net sales in the current period compared to $32.5 million or 18.6% of net sales in the previous period. Tubing Products Segment operating profit increased to $25.4 million or 17.4% of net sales in the current period compared to $22.6 million or 17.5% of net sales in the previous period. Other operating profit declined to $0.8 million in the current period from $4.3 million in the previous period.

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

Income (loss) before income taxes, as a result, was ($1.2) million for the nine months ended March 28, 2003 compared to a loss of ($10.9) million for the nine months ended March 29, 2002.

    Income tax expense (benefit) was $(0.4) million for the nine months ended March 28, 2003, compared to a benefit of ($3.8) million for the nine months ended March 29, 2002. The Company's effective tax rate was 35.5% for the nine months ended March 28, 2003 compared to 35.0% for the nine months ending March 29, 2002.

Net income (loss), as a result, was $(0.8) million for the nine months ended March 28, 2003 compared with a loss of ($7.1) million for the nine months ended March 29, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the nine months ended March 28, 2003 was $5.6 million compared with $15.4 million in the same period of the prior year. The decrease of $9.8 million was primarily due to a larger seasonal reduction in accounts receivable at our garden hose unit compared to last year.

Working capital on March 28, 2003 was $228.1 million compared to $216.9 million on June 28, 2002. The increase was due primarily to a normal seasonal increase in garden hose inventories.

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

                            TEKNI-PLEX, INC.

May 12, 2003

                            By:  /s/ F. Patrick Smith
                                 -------------------------------------------
                                 F. Patrick Smith
                                 Chairman of the Board and
                                 Chief Executive Officer

                            By:  /s/ Kenneth W.R. Baker
                                 -------------------------------------------
                                 Kenneth W. R. Baker
                                 President and Chief Operating Officer

                            By   /s/ James E.Condon
                                 -------------------------------------------
                                 James E.Condon
                                 Vice President and Chief Financial Officer