Form 10-Q
period 2003-09-26
TEKNI PLEX INC
filed 2003-11-10
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 26, 2003

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

                                TEKNI-PLEX, INC.

                                                                                                      PAGE
PART I.   FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS
                           Consolidated Balance Sheets as of September 26, 2003
                                     and June 27, 2003............................................        3
                           Consolidated Statements of Operations for the three
                                     months ended September 26, 2003 and September 27, 2002.......        4
                           Consolidated Statements of Comprehensive Loss for
                                     the three months ended September 26, 2003 and
                                     September 27, 2002...........................................        4
                           Consolidated Statements of Cash Flows for the three
                                     months ended September 26, 2003 and September 27, 2002.......        5
                           Notes to Consolidated Financial Statements.............................        6
ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................................       13
ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK......................................................................       14
ITEM 4.          CONTROLS AND PROCEDURES..........................................................       14
PART II.  OTHER INFORMATION
Item 1.                    Legal proceedings......................................................       15
Item 2.                    Changes in securities..................................................       15
Item 3.                    Defaults upon senior securities........................................       15
Item 4.                    Submission of matters to a vote of securities holders..................       15
Item 5.                    Subsequent events......................................................       15
Item 6.                    Exhibits and reports on Form 8-K.......................................       15


                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     SEPTEMBER 26,
                                                         2003           JUNE 27,
                                                      (UNAUDITED)         2003
                                                     -------------   -------------
ASSETS
CURRENT:
   Cash                                              $      56,594   $      48,062
   Accounts receivable, net of
    allowance for doubtful accounts of $9,258 and
    $8,398 respectively                                     91,896         135,719
   Inventories                                             171,526         161,333
   Deferred income taxes                                     6,735           6,735
   Prepaid expenses and other current assets                 8,393           7,939
                                                     -------------   -------------
         TOTAL CURRENT ASSETS                              335,144         359,788
PROPERTY, PLANT AND EQUIPMENT, NET                         181,228         179,521
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
 OF $79,579 AND $79,332 RESPECTIVELY                       213,202         213,152
DEFERRED CHARGES, NET OF ACCUMULATED
AMORTIZATION OF $7,522 AND $6,899 RESPECTIVELY              11,228          11,851
DEFERRED INCOME TAXES                                       19,729          19,172
OTHER ASSETS                                                 1,284           1,280
                                                     -------------   -------------
                                                     $     761,815   $     784,764
                                                     =============   =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                 $      22,991   $      16,709
   Accounts payable - trade                                 28,572          52,371
   Accrued payroll and benefits                             10,651           9,525
   Accrued interest                                         16,241           6,317
   Accrued liabilities - other                              21,870          19,143
   Income taxes payable                                         24           6,058
                                                     -------------   -------------
         TOTAL CURRENT LIABILITIES                         100,349         110,123
LONG-TERM DEBT                                             703,341         712,775
OTHER LIABILITIES                                           24,203          26,677
                                                     -------------   -------------
         TOTAL LIABILITIES                                 827,893         849,575
                                                     -------------   -------------
STOCKHOLDERS' DEFICIT:
   Common stock                                                 --              --
   Additional paid-in capital                              188,018         188,018
   Other comprehensive income                               (1,863)         (1,737)
   Accumulated deficit                                     (31,710)        (30,569)
   Less: Treasury stock                                   (220,523)       (220,523)
                                                     -------------   -------------
         TOTAL STOCKHOLDERS' DEFICIT                       (66,078)        (64,811)
                                                     -------------   -------------
                                                     $     761,815   $     784,764
                                                     =============   =============

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                 SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                                 ------------------   ------------------
NET SALES                                                        $          136,058   $          140,583
COST OF GOODS SOLD                                                          106,230              110,691
                                                                 ------------------   ------------------
      GROSS PROFIT                                                           29,828               29,892
OPERATING EXPENSES:
   Selling, general and administrative                                       15,365               13,911
   Integration expense                                                        1,174                   --
                                                                 ------------------   ------------------
OPERATING PROFIT                                                             13,289               15,981
OTHER EXPENSES
   Interest expense                                                          17,526               17,662
   Unrealized (gain) loss on derivative contracts                            (2,454)               5,344
   Other expense                                                                118                  303
                                                                 ------------------   ------------------
INCOME (LOSS) BEFORE INCOME TAXES                                            (1,901)              (7,328)
Provision (benefit)for income tax                                              (760)              (2,560)
                                                                 ------------------   ------------------
NET (LOSS)                                                       $           (1,141)  $           (4,768)
                                                                 ==================   ==================
   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
NET (LOSS)                                                       $           (1,141)  $           (4,768)
COMPREHENSIVE (LOSS), NET OF TAXES
   Foreign currency translation adjustment                                     (126)                (438)
                                                                 ------------------   ------------------
COMPREHENSIVE (LOSS)                                             $           (1,267)  $           (5,206)
                                                                 ==================   ==================

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                          SEPTEMBER 26,   SEPTEMBER 27,
                                                                              2003            2002
                                                                          -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                             $      (1,141)  $      (4,768)
   Adjustment to reconcile net income to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                            7,079           7,475
         Unrealized (gain) loss on derivative contracts                          (2,454)          5,344
         Deferred income taxes                                                     (556)         (3,041)
   Changes in operating assets and liabilities:
         Accounts receivable                                                     43,609          36,743
         Inventories                                                            (10,197)         (9,019)
         Prepaid expenses and other current assets                                 (416)         (3,445)
         Income taxes                                                            (6,034)          1,280
         Accounts payable-trade                                                 (23,729)        (11,793)
         Accrued interest                                                         9,926          11,964
         Accrued expenses and other liabilities                                   3,828           2,511
                                                                          -------------   -------------
                Net cash provided by operating activities                        19,915          33,251
                                                                          -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (7,841)         (6,033)
         Acquisition costs                                                           --         (16,806)
         Additions to intangibles                                                  (297)            (32)
         Deposits and other assets                                                   (4)            104
                                                                          -------------   -------------
                Net cash (used in) investing activities                          (8,142)        (22,767)
                                                                          -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayments/borrowings of long-term debt                                  (3,224)        (10,658)
        Receipt of additional paid-in capital                                        --             392
        Debt financing costs                                                         --            (189)
                                                                          -------------   -------------
                Net cash (used in) financing activities                          (3,224)        (10,455)
                                                                          -------------   -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (17)           (129)
                                                                          -------------   -------------
Net increase (decrease) in cash                                                   8,532            (100)
Cash, beginning of period                                                        48,062          28,199
                                                                          -------------   -------------
Cash, end of period                                                       $      56,594   $      28,099
                                                                          =============   =============
SUPPLEMENTAL CASH FLOW INFORMATION:
        Cash paid for:
           Interest                                                       $       7,142   $       5,191
           Income taxes                                                             141             722

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

         The results for the first quarter and three months of 2003 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at September 26, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 27, 2003.

NOTE 2 New Accounting Pronouncements


         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 does not currently apply to the Company.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3 - INVENTORIES

Inventories as of September 26, 2003 and June 27, 2003 are summarized as follows:

                  SEPTEMBER 26, 2003     JUNE 27, 2003
                  ------------------   ------------------
Raw materials     $           53,088   $           51,810
Work-in-process               11,307               10,219
Finished goods               107,131               99,304
                  ------------------   ------------------
                  $          171,526   $          161,333
                  ------------------   ------------------

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                    SEPTEMBER 26, 2003     JUNE 27, 2003
                                                                    ------------------   ------------------
Senior Subordinated Notes issued June 21, 2000 at 12-3/4%
due June 15, 2010. (less unamortized discount of $2,542
and $2,637)                                                         $          272,458   $          272,363
Senior Subordinated Notes issued May 2002 at 12-3/4% due
June 15, 2010 (plus unamortized premium of $493 and $512)                       40,493               40,512
Senior Debt:
   Revolving line of credit, expiring June, 2006. At
   September 26, 2003, the interest rate was
   4.125%                                                                       91,000               91,000
   Term notes due June, 2006 and June, 2008, with interest
   rates at September 26, 2003 of 4.125% and 4.625%                            316,680              319,790
Other, primarily foreign term loans, with interest rates
ranging from 4.44% to 5.44% and maturities from 2003 to 2010                     5,701                5,819
                                                                    ------------------   ------------------
                                                                               726,332              729,484
Less: Current maturities                                                        22,991               16,709
                                                                    ------------------   ------------------
                                                                    $          703,341   $          712,775
                                                                    ==================   ==================

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

                                                   TUBING
                                      PACKAGING    PRODUCTS     OTHER       TOTAL
                                      ---------   ---------   ---------   ---------
Three Months Ended
  September 26, 2003
Revenues from external customers      $  68,659   $  39,393   $  28,006   $ 136,058
Interest expense                          5,583       8,216       3,727      17,526
Depreciation and amortization             3,388       1,954       1,481       6,823
Segment income from operations           10,029       8,282          68      18,379
Expenditures for segment assets           4,817         333       2,459       7,609
    Segment assets as of
      September 26, 2003                285,480     305,708   $ 143,913     735,101
                                      ---------   ---------   ---------   ---------
Three Months Ended
  September 27, 2002
Revenues from external customers      $  70,703   $  43,444   $  26,436   $ 140,583
Interest expense                          5,624       8,291       3,747      17,662
Depreciation and amortization             4,208       1,665       1,346       7,219
Segment income from operations           12,312       7,558         139      20,009
Expenditures for segment assets             716       3,887       1,267       5,870
Segment assets as of June 27, 2003      297,303     322,822     141,638     761,763

                                                 SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                                                 ------------------   ------------------
OPERATING PROFIT OR LOSS
Total operating profit for reportable segments
  before income taxes                            $           18,379   $           20,009
Corporate and eliminations                                   (5,090)              (4,028)
                                                 ------------------   ------------------
                                                 $           13,289   $           15,981
                                                 ==================   ==================
DEPRECIATION AND AMORTIZATION
Segment totals                                   $            6,823   $            7,219
Corporate                                                       256                  256
                                                 ------------------   ------------------
     Consolidated total                          $            7,079   $            7,475
                                                 ==================   ==================
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments      $            7,609   $            5,870
Other unallocated expenditures                                  232                  163
                                                 ------------------   ------------------
     Consolidated total                          $            7,841   $            6,033
                                                 ==================   ==================

                                        SEPTEMBER 26, 2003     JUNE 27, 2003
                                        ------------------   ------------------
ASSETS
Total assets from reportable segments   $          735,101   $          761,763
Other unallocated amounts                           26,714               23,001
                                        ------------------   ------------------
     Consolidated total                 $          761,815   $          784,764
                                        ==================   ==================

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

GEOGRAPHIC INFORMATION

                  SEPTEMBER 26, 2003   SEPTEMBER 27, 2002
                  ------------------   ------------------
REVENUES
United States     $          118,174   $          124,539
International                 17,884               16,044
                  ------------------   ------------------
   Total          $          136,058   $          140,583
                  ==================   ==================

                    SEPTEMBER 26, 2003     JUNE 27, 2003
                    ------------------   ------------------
LONG-LIVED ASSETS
United States       $          379,377   $          377,406
International                   47,294               47,570
                    ------------------   ------------------
   Total            $          426,671   $          424,976
                    ==================   ==================

NOTE 7 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                  For the three months ended September 26, 2003

                                                                                                 NON-
                                                   TOTAL          ISSUER       GUARANTORS     GUARANTORS
                                                ------------   ------------   ------------   ------------
Net sales                                       $    136,058   $     33,648   $     84,526   $     17,884
Cost of goods sold                                   106,230         26,110         66,071         14,049
                                                ------------   ------------   ------------   ------------
Gross profit                                          29,828          7,538         18,455          3,835
Operating expenses:
   Selling, General and administrative                15,365          6,692          6,905          1,768
   Integration expense                                 1,174             --          1,174             --
                                                ------------   ------------   ------------   ------------
Operating profit                                      13,289            846         10,376          2,067
Interest expense, net                                 17,526         17,498            (16)            44
Unrealized gain on derivative contracts               (2,454)        (2,454)            --             --
Other expense                                            118           (194)          (315)           627
                                                ------------   ------------   ------------   ------------
Income (loss) before  income taxes                    (1,901)       (14,004)        10,707          1,396
Provision (benefit) for income taxes                    (760)        (5,600)         4,289            551
                                                ------------   ------------   ------------   ------------
Net income (loss)                               $     (1,141)  $     (8,404)  $      6,418   $        845
                                                ============   ============   ============   ============

                       Consolidated Statement of Operations
                                 (in thousands)
                  For the three months ended September 27, 2002

                                                                                                 NON-
                                                   TOTAL          ISSUER       GUARANTORS     GUARANTORS
                                                ------------   ------------   ------------   ------------
Net sales                                       $    140,583   $     39,197   $     85,342   $     16,044
Cost of sales                                        110,691         27,435         71,723         11,533
                                                ------------   ------------   ------------   ------------
Gross profit                                          29,892         11,762         13,619          4,511
Operating expenses:
   Selling, General and administrative                13,911          6,094          6,377          1,440
                                                ------------   ------------   ------------   ------------
Operating profit                                      15,981          5,668          7,242          3,071
Interest expense, net                                 17,662         17,665            (23)            20
Unrealized loss on derivative contracts                5,344          5,344             --             --
Other expense (income)                                   303             69           (279)           513
                                                ------------   ------------   ------------   ------------
Income (loss) before provision (benefit)
 for income
taxes                                                 (7,328)       (17,410)         7,544          2,538
Provision (benefit) for income taxes                  (2,560)        (6,090)         2,640            890
                                                ------------   ------------   ------------   ------------
Net income(loss)                                $     (4,768)  $    (11,320)  $      4,904   $      1,648
                                                ============   ============   ============   ============

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

          Condensed Consolidated Balance Sheet - at September 26, 2003

                                                                                                      NON-
                                         TOTAL       ELIMINATIONS      ISSUER       GUARANTORS     GUARANTORS
                                      ------------   ------------   ------------   ------------   ------------
Current assets                        $    335,144   $         --   $     69,139   $    204,771   $     61,234
Property, plant and equipment, net         181,228             --         44,474        111,617         25,137
Intangible assets                          213,202             --          9,925        191,048         12,229
Investment in subsidiaries                      --       (543,830)       543,830             --             --
Deferred income taxes                       19,729             --         27,637         (5,610)        (2,298)
Deferred financing costs                    11,228             --         11,112            116             --
Other assets                                 1,284       (351,426)        49,689        290,795         12,226
                                      ------------   ------------   ------------   ------------   ------------
   Total assets                       $    761,815   $   (895,256)  $    755,806   $    792,737   $    108,528
                                      ============   ============   ============   ============   ============
Current liabilities                   $    100,349   $         --   $     53,541   $     28,920   $     17,888
Long-term debt                             703,341             --        698,832             --          4,509
Other long-term liabilities                 24,203       (351,426)        68,543        269,015         38,071
                                      ------------   ------------   ------------   ------------   ------------
   Total liabilities                       827,893       (351,426)       820,916        297,935         60,468
                                      ------------   ------------   ------------   ------------   ------------
Additional paid-in capital                 188,018       (313,420)       187,998        296,784         16,656
Retained earnings (deficit)                (31,710)      (230,410)       (31,710)       201,589         28,821
Cumulative currency translation             (1,863)            --           (875)        (3,571)         2,583
adjustment
Less: Treasury stock                      (220,523)            --       (220,523)            --             --
                                      ------------   ------------   ------------   ------------   ------------
   Total equity                            (66,078)      (543,830)       (65,110)       494,802         48,060
                                      ------------   ------------   ------------   ------------   ------------
Total liabilities and deficit         $    761,815   $   (895,256)  $    755,806   $    792,737   $    108,528
                                      ============   ============   ============   ============   ============

             Condensed Consolidated Balance Sheet - at June 27, 2003

                                                                                                          NON-
                                         TOTAL        ELIMINATIONS       ISSUER        GUARANTORS      GUARANTORS
                                      ------------    ------------    ------------    ------------    ------------
Current assets                        $    359,788    $         --    $     56,727    $    241,910    $     61,151
Property, plant and equipment, net         179,521              --          42,411         111,880          25,230
Intangible assets                          213,152              --           8,713         192,049          12,390
Investment in subsidiaries                      --        (535,567)        535,567              --              --
Deferred income taxes                       19,172              --          21,204              64          (2,096)
Deferred financing costs, net               11,851              --          11,735             116              --
Other assets                                 1,280        (358,967)         81,667         266,534          12,046
                                      ------------    ------------    ------------    ------------    ------------
   Total assets                       $    784,764    $   (894,534)   $    758,024    $    812,553    $    108,721
                                      ============    ============    ============    ============    ============
Current liabilities                   $    110,123    $         --    $     46,758    $     43,487    $     19,878
Long-term debt                             712,775              --         708,115              --           4,660
Other long-term liabilities                 26,677        (358,967)         67,887         279,805          37,952
                                      ------------    ------------    ------------    ------------    ------------
   Total liabilities                       849,575        (358,967)        822,760         323,292          62,490
                                      ------------    ------------    ------------    ------------    ------------
Additional paid-in capital                 188,018        (312,420)        187,998         296,784          15,656
Retained earnings (deficit)                (30,569)       (223,147)        (30,569)        195,171          27,976
Other comprehensive loss                    (1,737)             --          (1,642)         (2,694)          2,599
Less: Treasury stock                      (220,523)             --        (220,523)             --              --
                                      ------------    ------------    ------------    ------------    ------------
   Total Stockholders' deficit             (64,811)       (535,567)        (64,736)        489,261          46,231
                                      ------------    ------------    ------------    ------------    ------------
Total liabilities and deficit         $    784,764    $   (894,534)   $    758,024    $    812,553    $    108,721
                                      ============    ============    ============    ============    ============

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                  For the three months ended September 26, 2003

                                                                                                        NON-
                                                           TOTAL         ISSUER       GUARANTORS     GUARANTORS
                                                        ----------     ----------     ----------     ----------
Net cash provided by (used in) operating activities     $   19,915     $  (13,771)    $   22,604     $   11,082
                                                        ----------     ----------     ----------     ----------
Cash flows from Investing activities:
 Capital expenditures                                       (7,841)        (3,754)        (3,367)          (720)
 Additions to intangibles                                     (297)           (50)          (193)           (54)
 Deposits and other assets                                      (4)            (4)            --             --
                                                        ----------     ----------     ----------     ----------
  Net cash provided by (used in) provided
  by investing activities                               $   (8,142)    $   (3,808)    $   (3,560)    $     (774)
                                                        ----------     ----------     ----------     ----------
Cash flows from financing activities
 Repayment of long term debt                                (3,224)        (3,034)            --           (190)
 Change in intercompany accounts                                --         33,086        (30,687)        (2,399)
                                                        ----------     ----------     ----------     ----------
  Net cash flows provided by (used in)
  financing activities                                      (3,224)        30,052        (30,687)        (2,589)
                                                        ----------     ----------     ----------     ----------
Effect of exchange rate changes on cash                        (17)            --             --            (17)
                                                        ----------     ----------     ----------     ----------
Net increase (decrease) in cash                              8,532         12,473        (11,643)         7,702
Cash, beginning of period                                   48,062         20,900         19,650          7,512
                                                        ----------     ----------     ----------     ----------
Cash, end of period                                     $   56,594     $   33,373     $    8,007     $   15,214
                                                        ==========     ==========     ==========     ==========

                  For the three months ended September 27, 2002

                                                                                                        NON-
                                                           TOTAL         ISSUER       GUARANTORS     GUARANTORS
                                                        ----------     ----------     ----------     ----------
Net cash provided by (used in) operating activities     $   33,251     $   (3,838)    $   30,122     $    6,967
                                                        ----------     ----------     ----------     ----------
Cash flows from Investing activities:
 Capital expenditures                                       (6,033)           242         (5,122)        (1,153)
 Additions to intangibles                                  (16,806)            --        (16,806)            --
 Deposits and other assets                                     (32)           (32)            --             --
  Net cash provided by (used in) provided
  by investing activities                                      104             71              1             32
                                                        ----------     ----------     ----------     ----------
Cash flows from financing activities                       (22,767)           281        (21,927)        (1,121)
                                                        ----------     ----------     ----------     ----------
 Repayment of long term debt
 Payment for treasury stock                                (10,658)       (10,924)            --            266
 Change in intercompany accounts                               392            392             --             --
  Net cash flows provided by (used in)                        (189)            --             --           (189)
  financing activities                                          --         17,879        (18,038)           159
                                                        ----------     ----------     ----------     ----------
Effect of exchange rate changes on cash
Net increase (decrease) in cash                            (10,455)         7,347        (18,038)           236
                                                        ----------     ----------     ----------     ----------
Cash, beginning of period                                     (129)            --             --           (129)
                                                        ----------     ----------     ----------     ----------
Cash, end of period                                           (100)         3,790         (9,843)         5,953
                                                            28,199          9,035         10,660          8,504
                                                        ----------     ----------     ----------     ----------
                                                        $   28,099     $   12,825     $      817     $   14,457
                                                        ==========     ==========     ==========     ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 8 - ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.


In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through September 26, 2003.

                                                BALANCE          COSTS CHARGED TO            BALANCE
                                               JULY 2002             RESERVE           SEPTEMBER 26, 2003
                                               ---------             -------           ------------------
Reduction in personnel and related costs     $       1,000        $        1,000         $           --
Legal, environmental and other                       3,500                 1,453                  2,047
                                             -------------        --------------         --------------
                                             $       4,500        $        2,453         $        2,047
                                             =============        ==============         ==============

The remaining legal and environmental costs are expected to be paid over the next two years.

The proforma results of operations for the quarter ended September 27, 2002, assuming ELM was acquired on June 30, 2001, would not be materially different from the historical presentation.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through September 26, 2003 is as follows:

                                                                                                 BALANCE
                                                BALANCE      COSTS CHARGED    ADJUSTMENTS     SEPTEMBER 26,
                                             OCTOBER 2001      TO RESERVE     TO RESERVE          2003
                                             ------------    -------------    -----------     -------------
Cost to close duplicate facilities           $      3,500    $       1,441    $    (2,059)    $          --
Reduction in personnel and related costs            2,100              718         (1,382)               --
Legal and environmental                             1,275            1,847          2,625             2,053
Manufacturing reconfiguration                       1,455              175         (1,280)               --
Other                                               1,670            1,766             96                --
                                             ------------    -------------    -----------     -------------
                                             $     10,000    $       5,947    $    (2,000)*   $       2,053
                                             ============    =============    ===========     =============

* $2,000 adjustment was recorded to beginning balance Integration reserve as an adjustment to the original estimates prepared by the Company. Goodwill was adjusted for the aforementioned amount. These adjustments were recorded during the fiscal year ended June 27, 2003.

The remaining legal and environmental costs are expected to extend over the next two years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2004 COMPARED WITH THE FIRST QUARTER OF FISCAL 2003

Net sales declined by $4.5 million or 3.2% to $136.1 million for the three months ended September 26, 2003 from $140.6 million for the three months ended September 27, 2002. The decrease in net sales was largely attributable to lower garden hose sales due to unusually rainy weather throughout much of North America in July and August. Net sales for our Tubing Segment decreased $4.1 million to $39.4 million in the current period from $43.4 million in the prior period. Net sales for our Packaging Segment decreased $2.0 million or 2.8% to $68.7 million in the current period from $70.7 million in the prior period due to lower egg carton sales in the quarter. Other net sales increased 5.9% to $28.0 million in the current period compared to $26.4 million last year.

Cost of sales decreased to $106.2 million for the three months ended September 26, 2003 from $110.7 million for the three months ended September 27, 2002. Expressed as a percentage of net sales, cost of sales decreased to 78.1% for the three months ended September 26, 2003 from 78.7% for the three months ended September 27, 2002 primarily due to improved profitability at our garden hose unit.

Gross profit, as a result, remained essentially flat at $29.8 million for the three months ended September 26, 2003 from $29.9 million for the three months ending September 27, 2002. Expressed as a percentage of net sales, gross profit improved to 21.9% in the current period from 21.3% in the previous year. Our Tubing Segment gross profit increased to $11.6 million or 29.6% of net sales in the first quarter of fiscal 2004 compared to $10.8 million or 24.9% in the first quarter of the previous year due to improved profitability at our garden hose unit stemming from our continuous cost reduction program. Gross profit at our Packaging Segment declined to $16.6 million in the most recent period from $17.3 million in the comparable period of last year due to lower sales volume. Measured as a percentage of net sales, gross profit declined to 24.1% in fiscal 2004 from 24.5% in fiscal 2003. Other gross profit decreased slightly to $1.6 million in the current period from $1.7 million in the comparable period of the previous year. Measured as a percentage of net sales, other gross profit decreased to 5.8% in the first quarter of fiscal 2004 compared to 6.5% in the same period of the previous year.

Selling, general and administrative expense increased to $15.4 million in the three months ended September 26, 2003 compared to $13.9 million in the three months ended September 27, 2002 due to higher selling expense associated with our expanding picnic plate business as well as higher legal, and insurance related expenses due to timing differences. The ratio of selling, general and administrative expense to net sales increased to 11.3% for the three months ending September 26, 2003 from 9.9% in the comparable period of last year.

Integration expense of $1.2 million represents costs to reconfigure and realign the Elm production facilities to conform to our current production and product standards.

Operating profit, as a result of the foregoing, decreased to $13.3 million or 9.8% of net sales for the three months ended September 26, 2003 from $16.0 million or 11.4% of net sales for the three months ended September 27, 2002. Operating profit for our Tubing Segment increased to $8.3 million in the current period from $7.6 million in the prior period. Measured as a percentage of net sales, operating profit increased to 21.0% in the current period from 17.4% in the prior period. Operating Profit for our Packaging Segment decreased to $10.0 million in the current period from $12.3 million in the prior period due to lower egg carton sales volume and higher selling expense associated with our picnic plate business. Measured as a percent of net sales, operating profit for our Packaging Segment decreased to 14.6% in the current period from 17.4% in the prior period. Other operating profit was flat at 0.1 million in the current period compared to the previous year. Measured as a percentage of net sales, other operating profit decreased slightly to 0.2% in the first quarter of fiscal 2004 compared to 0.5% in the same period of the previous year.

Interest expense decreased to $17.5 million in the three months ended September 26, 2003 from $17.7 million in the three months ended September 27, 2002. Measured as a percentage of net sales, interest expense increased to 12.9% in the current period compared to 12.6% in the previous period due to lower sales. The unrealized (gain) loss in derivative contracts increased to a gain of $2.4 million in the current period as compared to a loss of $5.3 million for the three months ended September 27, 2002.

Loss before income taxes, as a result, was a loss of ($1.9) million for the three months ended September 26, 2003 compared to a loss of ($7.3) million for the three months ended September 27, 2002.

Benefit for income taxes was a credit of ($0.8) million for the three months ended September 26, 2003, compared to a credit of ($2.6) million for the three months ended September 27, 2002. The Company's effective tax rate was 40.0% for the three months ended September 26, 2003 compared to 34.9% for the three months ending September 27, 2002.

Net loss, as a result, was a loss of ($1.1) million for the three months ended September 26, 2003 compared with a loss of ($4.8) million for the three months ended September 27, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended September 26, 2003 was $19.9 million compared with $33.3 million in the same period of the prior year. The $13.4 million decrease was due primarily to a reduction in accounts payable.

Working capital on September 26, 2003 was $234.8 million compared to $249.7 million on June 27, 2003. During the quarter, a normal seasonal reduction in accounts receivable was partially offset by a normal seasonal increase in inventories.

As of September 26, 2003, the Company had an outstanding balance of $91 million under the $100.0 million revolving credit line.

The Company's capital expenditures for the three months ended September 26, 2003 and September 27, 2002 were $7.8 million and $6.0 million respectively.

The Company continues to expect that its principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds available in the Company's credit facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and acquisitions which management believes will provide an attractive return on investment. However, the probability exists that the Company may need additional financing to take advantage of all the acquisition opportunities that might arise. There can be no assurance that such financing will be available in the amounts and terms acceptable to the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At September 26, 2003, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $407.7 million. A hypothetical 1% adverse change in interest rates would have an annualized unfavorable impact of approximately $1.1 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion.

ITEM 4. Controls and Procedures

The management of the Company, including the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of Exchange Act) as of September 26, 2003. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that as of September 26, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report is made known to them by others on a timely basis. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Exchange Act) during the quarter ended September 26, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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


Item 3.  Defaults Upon Senior Securities None


Item 4.  Submission of Matters to a Vote of Securities holders Not applicable


Item 5.  Subsequent Events


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         31.1 Certification of Chairman and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2  Certification of Principal Financial Officer pursuant to
               Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of Chairman and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)   Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TEKNI-PLEX, INC.

                                  November 07, 2003

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