Form 10-Q
period 2003-12-26
TEKNI PLEX INC
filed 2004-02-09
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 26, 2003

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from to

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                   22-3286312
    (State or other jurisdiction           (IRS Employer Identification Number)\
of incorporation or organization)

      260 North Denton Tap Road                        (972) 304-5077
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

                                TEKNI-PLEX, INC.

                                                                                                            PAGE
PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
              Consolidated Balance Sheets as of December 26, 2003 and June 27, 2003......................     3
              Consolidated Statements of Operations for the six months and three months ended
                 December 26, 2003 and December 27, 2002.................................................     4

              Consolidated Statements of Comprehensive Income (Loss) for the six months and three
                 months ended December 26, 2003 and December 27, 2002....................................     4
              Consolidated Statements of Cash Flows for the six months ended December 26, 2003
                 and December 27, 2002...................................................................     5
              Notes to Consolidated Financial Statements.................................................     6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........    13

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................    14
ITEM 4.    CONTROLS AND PROCEDURES.......................................................................    14
PART II. OTHER INFORMATION
Item 1.    Legal proceedings.............................................................................    15
Item 2.    Changes in securities.........................................................................    15
Item 3.    Defaults upon senior securities...............................................................    15
Item 4.    Submission of matters to a vote of securities holders.........................................    15
Item 5.    Subsequent events.............................................................................    15
Item 6.    Exhibits and reports on Form 8-K..............................................................    15

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 DECEMBER 26,    JUNE 27,
                                                                                     2003          2003
                                                                                 (UNAUDITED)    (AUDITED)
                                                                                 -----------   -----------
ASSETS
CURRENT:
   Cash                                                                          $    23,136   $    48,062
   Accounts receivable, net of allowances of $9,638 and $8,398 respectively           86,208       135,719
   Inventories                                                                       195,863       161,333
   Deferred income taxes                                                               7,175         6,735
   Prepaid expenses and other current assets                                           7,247         7,939
                                                                                 -----------   -----------
         TOTAL CURRENT ASSETS                                                        319,629       359,788
PROPERTY, PLANT AND EQUIPMENT, NET                                                   180,664       179,521
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $79,954 AND
 $79,332 RESPECTIVELY                                                                213,528       213,152
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $5,736 AND
 $6,899 RESPECTIVELY                                                                   9,585        11,851
DEFERRED INCOME TAXES                                                                 23,038        19,172
OTHER ASSETS                                                                           1,471         1,280
                                                                                 -----------   -----------
                                                                                 $   747,915   $   784,764
                                                                                 ===========   ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                             $     2,088   $    16,709
   Accounts payable - trade                                                           26,825        52,371
   Accrued payroll and benefits                                                        9,702         9,525
   Accrued interest                                                                    6,593         6,317
   Accrued liabilities - other                                                        20,375        19,143
   Income taxes payable                                                                   22         6,058
                                                                                 -----------   -----------
         TOTAL CURRENT LIABILITIES                                                    65,605       110,123
LONG-TERM DEBT                                                                       729,034       712,775
OTHER LIABILITIES                                                                     22,472        26,677
                                                                                 -----------   -----------
         TOTAL LIABILITIES                                                           817,111       849,575
                                                                                 -----------   -----------
Commitments and Contingencies
STOCKHOLDERS' DEFICIT:
   Common stock                                                                           --            --
   Additional paid-in capital                                                        188,018       188,018
   Accumulated other comprehensive income (loss)                                         532        (1,737)
   Accumulated deficit                                                               (37,223)      (30,569)
   Less: Treasury stock                                                             (220,523)     (220,523)
                                                                                 -----------   -----------
         TOTAL STOCKHOLDERS' DEFICIT                                                 (69,196)      (64,811)
                                                                                 -----------   -----------
                                                                                 $   747,915   $   784,764
                                                                                 ===========   ===========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         DECEMBER 26,            DECEMBER 27,     DECEMBER 26,         DECEMBER 27,
                                                            2003                     2002             2003                 2002
                                                         ------------            ------------     ------------         ------------
NET SALES                                                 $  122,712              $  118,584       $  258,770           $  259,167
COST OF SALES                                                 93,682                  87,214          199,912              197,905
                                                          ----------              ----------       ----------           ----------
GROSS PROFIT                                                  29,030                  31,370           58,858               61,262
OPERATING EXPENSES:
   Selling, general and administrative                        14,434                  14,573           29,799               28,484
   Integration expense                                         1,090                   1,900            2,264                1,900
                                                          ----------              ----------       ----------           ----------
OPERATING PROFIT                                              13,506                  14,897           26,795               30,878
OTHER EXPENSES:
   Interest expense                                           23,800                  17,587           41,326               35,249
   Unrealized (gain) loss on derivative
   Contracts                                                  (1,744)                 (3,208)          (4,198)               2,136
   Other expenses                                                602                      79              720                  382
                                                          ----------              ----------       ----------           ----------
INCOME (LOSS) BEFORE INCOME TAXES                             (9,152)                    439          (11,053)              (6,889)
PROVISION (benefit) FOR INCOME TAXES                          (3,640)                    160           (4,400)              (2,400)
                                                          ----------              ----------       ----------           ----------
NET INCOME (LOSS)                                         $   (5,512)             $      279       $   (6,653)          $   (4,489)
                                                          ==========              ==========       ==========           ==========

CONSOLIDATED STATEMENTS OF OTHER
COMPREHENSIVE INCOME
NET INCOME (LOSS)                                         $   (5,512)             $      279       $   (6,653)          $   (4,489)
COMPREHENSIVE INCOME, NET OF TAXES
   Foreign currency translation adjustment                     6,175                   1,112            6,049                  820
                                                          ----------              ----------       ----------           ----------
COMPREHENSIVE INCOME (LOSS)                               $      663              $    1,391       $     (604)          $   (3,669)
                                                          ==========              ==========       ==========           ==========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                       SIX MONTHS ENDED

                                                                                 DECEMBER 26,       DECEMBER 27,
                                                                                    2003               2002
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $    (6,653)       $    (4,489)
   Adjustment to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                                17,149             13,851
         Unrealized (gain) loss on derivative contracts                               (4,198)             2,136
         Deferred income taxes                                                        (4,227)               156
         Loss on sale of assets                                                          131                 --
   Changes in operating assets and liabilities:
         Accounts receivable                                                          49,431             48,722
         Inventories                                                                 (34,724)           (40,441)
         Prepaid expenses and other current assets                                     1,249             (3,366)
         Income taxes                                                                 (6,036)             1,133
         Accounts payable-trade                                                      (24,409)           (15,643)
         Accrued interest                                                                276              1,702
         Accrued expenses and other liabilities                                        2,806                345
                                                                                 -----------        -----------
                Net cash provided by (used in) operating activities                   (9,205)             4,106
                                                                                 -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                        (15,087)           (13,609)
         Acquisition costs                                                                --            (16,806)
         Additions to intangibles                                                       (886)              (503)
         Cash proceeds from sale of assets                                             1,392                 --
         Deposits and other assets                                                      (191)                98
                                                                                 -----------        -----------
                Net cash used in investing activities                                (14,772)           (30,820)
                                                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         (Repayments) borrowings of long-term debt                                  (265,990)            14,370
         Proceeds from Senior Secured Notes                                          267,438                 --
         Receipt of additional paid-in capital                                            --                392
         Debt financing costs                                                         (1,738)                --
                                                                                 -----------        -----------
                Net cash provided by (used in) financing activities                     (290)            14,762
                                                                                 -----------        -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                 (659)               (39)
                                                                                 -----------        -----------
Net decrease in cash                                                                 (24,926)           (11,991)
Cash, beginning of period                                                             48,062             28,199
                                                                                 -----------        -----------
Cash, end of period                                                              $    23,136        $    16,208
                                                                                 ===========        ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for:
           Interest                                                              $    37,292        $    32,513
           Income taxes                                                                2,551              2,325

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

    The results for the second quarter and first six months of fiscal 2004 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at December 26, 2003. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 27, 2003.

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

NOTE 3  Stock Based Compensation

    The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," which allows the Company to apply APB Opinion 25 and related interpretations in accounting for its stock options and present pro forma effects of the fair value of such options. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS No. 123, the Company's income (loss) would have been reduced (increased) to the pro forma amounts indicated below. The calculations were based on a risk yield of zero, and expected lives of 8 years.

                                 Three Months Ended                          Six Months Ended
                           December 26      December 27                December 26      December 27
                               2003             2002                       2003              2002
                           -----------      -----------                -----------      -----------
Net income (loss)
As reported                $   (5,512)      $      279                 $   (6,653)      $   (4,489)

Adjustments for
Fair value of
Stock options,
Net of tax                        (22)             (31)                       (45)             (63)
                           ----------       ----------                 ----------       ----------

Pro forma                  $   (5,534)      $      248                 $   (6,698)      $   (4,552)

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4- INVENTORIES

Inventories as of December 26, 2003 and June 27, 2003 are summarized as follows:

                       DECEMBER 26, 2003   JUNE 27, 2003
                       -----------------   -------------
Raw materials             $   57,255        $    51,810
Work-in-process               11,578             10,219
Finished goods               127,030             99,304
                          ----------        -----------
                          $  195,863        $   161,333
                          ----------        -----------


                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 5- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                         DECEMBER 26, 2003   JUNE 27, 2003
                                                                         -----------------   -------------
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June
   15, 2010 (less unamortized discount of $2,449 and $2,637)                $  272,551        $   272,363
Senior Subordinated Notes issued May 2002 at 12-3/4% due
   June 15, 2010 (plus unamortized premium of $475 and $512)                    40,475             40,512
Senior Debt:
   Senior Secured Notes issued November 21, 2003 at 8-3/4% due
      November 15, 2013 (less unamortized discount of $7,499)                  267,501                 --
   Revolving line of credit, expiring June, 2006. At
      December 26, 2003, the interest rates were 4.6875% and 6.50%              73,000             91,000
   Term notes due June, 2006 and June, 2008, with an interest
      rate at December 26, 2003 of 5.1875%                                      71,820            319,790
Other, primarily foreign term loans, with interest rates
   ranging from 4.44% to 5.44% and maturities from 2004 to 2010                  5,775              5,819
                                                                            ----------        -----------
                                                                               731,122            729,484
Less: Current maturities                                                         2,088             16,709
                                                                            ----------        -----------
                                                                            $  729,034        $   712,775
                                                                            ==========        ===========

NOTE 6- CONTINGENCIES

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

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 7- SEGMENT INFORMATION

Tekni-Plex management reviews its operating plants to evaluate performance and allocate resources. As a result, Tekni-Plex has aggregated its operating plants into two industry segments: Packaging and Tubing Products. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. The Tubing Products segment principally produces garden and irrigation hose, medical tubing and pool hose. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. The Packaging and Tubing Products segments have operations in the United States, Europe and Canada. Other products not included in either segment are produced in the United States. Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                                         TUBING
                                          PACKAGING     PRODUCTS      OTHER        TOTAL
                                         -----------   ----------  ----------   -----------
Three Months Ended December 26, 2003
Revenues from external customers           $72,002      $24,851      $25,859     $122,712
Interest expense                             7,586       11,166        5,048       23,800
Depreciation and amortization                4,388        3,322        2,104        9,814
Segment income (loss) from operations       12,213        6,248         (177)      18,284
Expenditures for segment assets              4,660          846        1,563        7,069
                                           -------      -------      -------     --------

Three Months Ended December 27, 2002
Revenues from external customers           $68,235      $24,326      $26,023     $118,584
Interest expense                             5,596        8,247        3,744       17,587
Depreciation and amortization                3,357        1,501        1,262        6,120
Segment income from operations              15,493        3,170          999       19,662
Expenditures for segment assets              3,303        2,704        1,343        7,350
                                           -------      -------      -------     --------

                                                         TUBING
                                          PACKAGING     PRODUCTS      OTHER        TOTAL
                                         -----------   ----------  ----------   -----------
Six months ended December 26, 2003
Revenues from external Customers         $   140,661   $   64,244  $   53,865   $   258,770
Interest expense                              13,169       19,382       8,775        41,326
Depreciation and Amortization                  7,776        5,276       3,585        16,637
Segment income (loss) from operations         22,242       14,530        (109)       36,663
Expenditures for segment Assets                9,477        1,179       4,022        14,678
                                         -----------   ----------  ----------   -----------
Six months ended December 27, 2002
Revenues from external Customers         $   138,938   $   67,770  $   52,459   $   259,167
Interest expense                              11,220       16,538       7,491        35,249
Depreciation and Amortization                  7,439        3,292       2,608        13,339
Segment income from operations                27,805       10,728       1,138        39,671
Expenditures for segment Assets                3,965        6,645       2,610        13,220
                                         -----------   ----------  ----------   -----------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    -----------------------------     ---------------------------
                                                    DECEMBER 26,     DECEMBER 27,     DECEMBER 26     DECEMBER 27
                                                        2003             2002            2003            2002
                                                    ------------     ------------     -----------     -----------
PROFIT OR LOSS
Total operating profit for reportable
         segments before income taxes                $   18,284       $   19,662      $   36,663      $   39,671
Corporate and eliminations                               (4,778)          (4,765)         (9,868)         (8,793)
                                                     ----------       ----------      ----------      ----------
                                                     $   13,506       $   14,897      $   26,795      $   30,878
                                                     ==========       ==========      ==========      ==========
DEPRECIATION AND AMORTIZATION
Segment totals                                       $    9,814       $    6,120      $   16,637      $   13,339
Corporate                                                   256              256             512             512
                                                     ----------       ----------      ----------      ----------
         Consolidated total                          $   10,070       $    6,376      $   17,149      $   13,851
                                                     ==========       ==========      ==========      ==========
EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures                $    7,069       $    7,350      $   14,678      $   13,220
Other unallocated expenditures                              177              226             409             389
                                                     ----------       ----------      ----------      ----------
         Consolidated total                          $    7,246       $    7,576      $   15,087      $   13,609
                                                     ==========       ==========      ==========      ==========

SEGMENT ASSETS

                                        TUBING
                           PACKAGING   PRODUCTS     OTHER     TOTAL
                           ---------   --------    -------   -------
December 26, 2003          $278,055    $312,015   $130,462  $720,532
                            -------     -------    -------   -------
June 27, 2003               297,303     322,822    141,638   761,763
                            -------     -------    -------   -------

                                             DECEMBER 26, 2003   JUNE 27, 2003
                                             -----------------   -------------
TOTAL ASSETS
Total assets from reportable segments           $   720,532       $   761,763
Other unallocated amounts                            27,383            23,001
                                                -----------       -----------
      Consolidated total                        $   747,915       $   784,764
                                                ===========       ===========

GEOGRAPHIC INFORMATION

                       THREE MONTHS ENDED             SIX MONTHS ENDED
                   ---------------------------   ---------------------------
                   DECEMBER 26,   DECEMBER 27,   DECEMBER 26,   DECEMBER 27,
                       2003           2002           2003           2002
                   ------------   ------------   ------------   ------------
REVENUES
United States      $    105,589   $    103,615   $    223,763   $    228,154
International            17,123         14,969         35,007         31,013
                   ------------   ------------   ------------   ------------
  Total            $    122,712   $    118,584   $    258,770   $    259,167
                   ============   ============   ============   ============

                               DECEMBER 26, 2003  JUNE 27, 2003
                               -----------------  -------------
LONG-LIVED ASSETS
United States                    $   379,522       $   377,406
International                         48,764            47,570
                                 -----------       -----------
  Total                          $   428,286       $   424,976
                                 ===========       ===========

                       TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 8- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                  For the three months ended December 26, 2003

     Tekni-Plex, Inc. issued 12 3/4% Senior Subordinated Notes in June 2000 and May 2002 and 8 3/4% Senior Secured Notes in November 2003. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. The guarantor subsidiaries are 100% owned by the issuer. The guarantees are full and unconditional and joint and several. There are no restrictions on the transfer of funds from guarantor subsidiaries to the issuer. The following condensed consolidating financial statements present separate information for Tekni-Plex (the "Issuer") and its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors").

                                                                                           NON-
                                                TOTAL       ISSUER      GUARANTORS      GUARANTORS
                                            -----------  -----------    ----------      ----------
Net sales                                   $   122,712  $    36,225    $   69,364      $   17,123
Cost of goods sold                               93,682       26,547        54,272          12,863
                                            -----------  -----------    ----------      ----------
Gross profit                                     29,030        9,678        15,092           4,260
Operating expenses:
   Selling, General and administrative           14,434        7,039         5,403           1,992
   Integration expense                            1,090           --         1,090              --
                                            -----------  -----------    ----------      ----------
Operating profit                                 13,506        2,639         8,599           2,268
Interest expense (income), net                   23,800       23,766            (8)             42
Unrealized gain on derivative contracts          (1,744)      (1,744)           --              --
Other expense (income)                              602         (552)           22           1,132
                                            -----------  -----------    ----------      ----------
Income (loss) before income taxes                (9,152)     (18,831)        8,585           1,094
Provision (benefit) for income taxes             (3,640)      (7,680)        3,411             629
                                            -----------  -----------    ----------      ----------
Net income (loss)                           $    (5,512) $   (11,151)   $    5,174      $      465
                                            ===========  ===========    ==========      ==========

                      Consolidated Statement of Operations
                                 (in thousands)
                   For the six months ended December 26, 2003

                                                                                           NON-
                                                TOTAL       ISSUER       GUARANTORS     GUARANTORS
                                            -----------  -----------    ----------      ----------
Net sales                                   $   258,770  $    69,873     $  153,890     $   35,007
Cost of sales                                   199,912       52,657        120,343         26,912
                                            -----------  -----------     ----------     ----------
Gross profit                                     58,858       17,216         33,547          8,095
Operating expenses:
   Selling, General and administrative           29,799       13,731         12,308          3,760
   Integration expense                            2,264           --          2,264             --
                                            -----------  -----------     ----------     ----------
Operating profit                                 26,795        3,485         18,975          4,335
Interest expense, net                            41,326       41,264            (24)            86
Unrealized gain on derivative contracts          (4,198)      (4,198)            --             --
Other expense (income)                              720         (746)          (293)         1,759
                                            -----------  -----------     ----------     ----------
Income (loss) before income taxes               (11,053)     (32,835)        19,292          2,490
Provision (benefit) for income taxes             (4,400)     (13,280)         7,700          1,180
                                            -----------  -----------     ----------     ----------
Net income(loss)                            $    (6,653) $   (19,555)    $   11,592     $    1,310
                                            ===========  ===========     ==========     ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                       Consolidated Statement of Earnings
                                 (in thousands)
                                   (Unaudited)

                  For the three months ended December 27, 2002

                                                                                              NON-
                                                TOTAL          ISSUER      GUARANTORS     GUARANTORS
Net sales                                   $   118,584     $   35,163     $   68,452     $   14,969
Cost of sales                                    87,214         24,864         51,044         11,306
                                            -----------     ----------     ----------     ----------
Gross profit                                     31,370         10,299         17,408          3,663
Operating expenses:
 Selling, General and administrative             14,573          6,634          6,256          1,683
 Integration expense                              1,900             --          1,900             --
                                            -----------     ----------     ----------     ----------
Operating profit                                 14,897          3,665          9,252          1,980
Interest expense                                 17,587         17,568            (20)            39
Unrealized gain on derivative contracts          (3,208)        (3,208)            --             --
Other expense (income)                               79            (93)          (321)           493
                                            -----------     ----------     ----------     ----------
Income (loss) before income taxes                   439        (10,602)         9,593          1,448
Provision (benefit) for income taxes                160         (3,768)         3,370            558
                                            -----------     ----------     ----------     ----------
Net income (loss)                           $       279     $   (6,834)    $    6,223     $      890
                                            ===========     ==========     ==========     ==========

                   For the six months ended December 27, 2002

                                                                                             NON-
                                                TOTAL         ISSUER       GUARANTORS     GUARANTORS
                                            -----------     ----------     ----------     ----------
Net sales                                   $   259,167     $   74,360     $  153,794     $   31,013
Cost of sales                                   197,905         52,299        122,767         22,839
                                            -----------     ----------     ----------     ----------
Gross profit                                     61,262         22,061         31,027          8,174
Operating expenses:
 Selling, General and administrative             28,484         12,728         12,633          3,123
 Integration expense                              1,900             --          1,900             --
                                            -----------     ----------     ----------     ----------
Operating profit                                 30,878          9,333         16,494          5,051
Interest expense                                 35,249         35,233            (43)            59
Unrealized loss on derivative contracts           2,136          2,136             --             --
Other expense (income)                              382            (24)          (600)         1,006
                                            -----------     ----------     ----------     ----------
Income (loss) before income taxes                (6,889)       (28,012)        17,137          3,986
Provision (benefit) for income taxes             (2,400)        (9,858)         6,010          1,448
                                            -----------     ----------     ----------     ----------
Net income (loss)                           $    (4,489)    $  (18,154)    $   11,127     $    2,538
                                            ===========     ==========     ==========     ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

           Condensed Consolidated Balance Sheet - at December 26, 2003

                                                                                                     NON-
                                           TOTAL      ELIMINATIONS      ISSUER      GUARANTORS    GUARANTORS
                                         ---------    ------------    ----------    ----------    ----------
Current assets                           $ 319,629     $       --     $   37,774     $ 217,726     $  64,129
Property, plant and equipment, net         180,664             --         44,475       109,635        26,554
Intangible assets, net                     213,528             --         10,290       190,774        12,464
Investment in subsidiaries                      --       (549,578)       549,578            --            --
Deferred income taxes                       23,038             --         29,298        (3,780)       (2,480)
Deferred charges, net                        9,585             --          9,469           116            --
Other assets                                 1,471       (351,426)        55,359       285,312        12,226
                                         ---------     ----------     ----------     ---------     ---------
   Total assets                          $ 747,915     $ (901,004)    $  736,243     $ 799,783     $ 112,893
                                         =========     ==========     ==========     =========     =========
Current liabilities                      $  65,605     $       --     $   20,557     $  26,828     $  18,220
Long-term debt                             729,034             --        724,419            --         4,615
Other long-term liabilities                 22,472       (351,426)        62,094       272,650        39,154
                                         ---------     ----------     ----------     ---------     ---------
   Total liabilities                       817,111       (351,426)       807,070       299,478        61,989
                                         ---------     ----------     ----------     ---------     ---------
Additional paid-in capital                 188,018       (313,529)       187,998       296,784        16,765
Retained earnings (deficit)                (37,223)      (236,049)       (37,222)      206,762        29,286
Other comprehensive income (loss)              532             --         (1,080)       (3,241)        4,853
Less: Treasury stock                      (220,523)            --       (220,523)           --            --
                                         ---------     ----------     ----------     ---------     ---------

   Total stockholders' equity (deficit)    (69,196)      (549,578)       (70,827)      500,305        50,904
                                         ---------     ----------     ----------     ---------     ---------
                                         $ 747,915     $ (901,004)    $  736,243     $ 799,783     $ 112,893
                                         =========     ==========     ==========     =========     =========

             Condensed Consolidated Balance Sheet - at June 27, 2003

                                                                                                     NON-
                                           TOTAL      ELIMINATIONS       ISSUER     GUARANTORS    GUARANTORS
                                         ---------    ------------    ----------    ----------    ----------
Current assets                           $ 359,788     $      --      $   56,727     $ 241,910     $  61,151
Property, plant and equipment, net         179,521            --          42,411       111,880        25,230
Intangible assets, net                     213,152            --           8,713       192,049        12,390
Investment in subsidiaries                      --      (535,567)        535,567            --            --
Deferred income taxes                       19,172            --          21,204            64        (2,096)
Deferred charges, net                       11,851            --          11,735           116            --
Other assets                                 1,280      (358,967)         81,667       266,534        12,046
                                         ---------     ---------      ----------     ---------     ---------
   Total assets                          $ 784,764     $(894,534)     $  758,024     $ 812,553     $ 108,721
                                         =========     =========      ==========     =========     =========
Current liabilities                      $ 110,123     $      --      $   46,758     $  43,487     $  19,878
Long-term debt                             712,775            --         708,115            --         4,660
Other long-term liabilities                 26,677      (358,967)         67,887       279,805        37,952
                                         ---------     ---------      ----------     ---------     ---------
   Total liabilities                       849,575      (358,967)        822,760       323,292        62,490
                                         ---------     ---------      ----------     ---------     ---------
Additional paid-in capital                 188,018      (312,420)        187,998       296,784        15,656
Retained earnings (deficit)                (30,569)     (223,147)        (30,569)      195,171        27,976
Other comprehensive income (loss)           (1,737)           --          (1,642)       (2,694)        2,599
Less: Treasury stock                      (220,523)           --        (220,523)           --            --
                                         ---------     ---------      ----------     ---------     ---------
   Total Stockholders' equity (deficit)    (64,811)     (535,567)        (64,736)      489,261        46,231
                                         ---------     ---------      ----------     ---------     ---------
                                         $ 784,764     $(894,534)     $  758,024     $ 812,553     $ 108,721
                                         =========     =========      ==========     =========     =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                   For the six months ended December 26, 2003

                                                                                                         NON-
                                                           TOTAL         ISSUER      GUARANTORS       GUARANTORS
                                                        ----------     ---------     ----------       ----------
Net cash provided by (used in) operating activities     $   (9,205)    $ (40,477)    $   21,352       $    9,920
                                                        ----------     ---------     ----------       ----------
Cash flows from Investing activities:
 Capital expenditures                                      (15,087)       (5,470)        (6,425)          (3,192)
 Cash proceeds from sale of assets                           1,392            --          1,392               --
 Additions to intangibles                                     (886)         (144)          (225)            (517)
 Deposits and other assets                                    (191)           (8)            --             (183)
                                                        ----------     ---------     ----------       ----------
   Net cash used in investing activities                $  (14,772)    $  (5,622)    $   (5,258)      $   (3,892)
                                                        ----------     ---------     ----------       ----------
Cash flows from financing activities
(Repayments) borrowings of long term debt                    1,448         1,468             --              (20)
Debt financing costs                                        (1,738)       (1,738)            --               --
Change in intercompany accounts                                 --        27,507        (31,002)           3,495
                                                        ----------     ---------     ----------       ----------
   Net cash flows provided by (used in) financing
     activities                                               (290)       27,237        (31,002)           3,475
                                                        ----------     ---------     ----------       ----------
Effect of exchange rate changes on cash                       (659)           --             --             (659)
                                                        ----------     ---------     ----------       ----------
Net increase (decrease) in cash                            (24,926)      (18,862)       (14,908)           8,844
Cash, beginning of period                                   48,062        20,900         19,650            7,512
                                                        ----------     ---------     ----------       ----------
Cash, end of period                                     $   23,136     $   2,038     $    4,742       $   16,356
                                                        ==========     =========     ==========       ==========

                   For the six months ended December 27, 2002

                                                                                                         NON-
                                                           TOTAL         ISSUER      GUARANTORS       GUARANTORS
                                                        ----------     ---------     ----------       ----------
Net cash provided by (used in) operating activities     $    4,106     $  (7,765)    $   10,272       $    1,599
                                                        ----------     ---------     ----------       ----------
Cash flows from Investing activities:
 Capital expenditures                                      (13,609)       (1,873)        (9,161)          (2,575)
 Acquisition costs                                         (16,806)           --        (16,806)              --
 Additions to intangibles                                     (503)         (267)            --             (236)
 Deposits and other assets                                      98            74             --               24
                                                        ----------     ---------     ----------       ----------
  Net cash used in investing activities                    (30,820)       (2,066)       (25,967)          (2,787)
                                                        ----------     ---------     ----------       ----------
Cash flows from financing activities
(Repayment) borrowings of long term debt                    14,370        13,933             --              437
Receipt of additional paid-in capital                          392           392             --               --
  Change in intercompany accounts                               --        (5,011)         3,625            1,386
                                                        ----------     ---------     ----------       ----------
  Net cash flows provided by financing activities           14,762         9,314          3,625            1,823
                                                        ----------     ---------     ----------       ----------
Effect of exchange rate changes on cash                        (39)           --             --              (39)
                                                        ----------     ---------     ----------       ----------
Net increase (decrease) in cash                            (11,991)         (517)       (12,070)             596
Cash, beginning of period                                   28,199         9,035         10,660            8,504
                                                        ----------     ---------     ----------       ----------
Cash, end of period                                     $   16,208     $   8,518     $   (1,410)      $    9,100
                                                        ==========     =========     ==========       ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 9- ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through December 26, 2003 are as follows:

                                                BALANCE    COSTS CHARGED TO            BALANCE
                                               JULY 2002       RESERVE           DECEMBER 26, 2003
                                               ---------   ----------------      -----------------
Reduction in personnel and related costs        $ 1,000        $  1,000               $     --
Legal, environmental and other                    3,500           1,943                  1,557
                                                -------        --------               --------
                                                $ 4,500        $  2,943               $  1,557
                                                =======        ========               ========

The remaining legal, environmental and other costs are expected to be paid over the next two years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through December 26, 2003 are as follows:

                                                                                                      BALANCE
                                                   BALANCE       COSTS CHARGED      ADJUSTMENTS     DECEMBER 26,
                                                OCTOBER 2001      TO RESERVE        TO RESERVE          2003
                                                ------------     -------------      -----------     ------------
Cost to close duplicate facilities               $    3,500        $   1,441         $  (2,059)       $      --
Reduction in personnel and related costs              2,100              718            (1,382)              --
Legal and environmental                               1,275            2,188             2,625            1,712
Manufacturing reconfiguration                         1,455              175            (1,280)              --
Other                                                 1,670            1,766                96               --
                                                 ----------        ---------         ---------        ---------
                                                 $   10,000        $   6,288         $  (2,000)*      $   1,712
                                                 ==========        =========         =========        =========

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2004 COMPARED WITH THE SECOND QUARTER OF FISCAL 2003

Net sales increased by $4.1 million or 3.5% to $122.7 million for the three months ended December 26, 2003 from $118.6 million for the three months ended December 27, 2002. The increase in net sales was largely attributable to higher sales of pharmaceutical packaging, medical tubing and aerosol packaging components. Net sales for our Packaging Segment increased $3.8 million or 5.5% to $72.0 million in the current period from $68.2 million in the prior period. Net sales for our Tubing Segment increased $0.5 million or 2.2% to $24.9 million in the current period from $24.3 million in the prior period. Other net sales decreased slightly to $25.9 million in the current period compared to $26.0 million last year.

Cost of sales increased to $93.7 million for the three months ended December 26, 2003 from $87.2 million for the three months ended December 27, 2002. Expressed as a percentage of net sales, cost of sales increased to 76.3% for the three months ended December 26, 2003 from 73.5% for the three months ended December 27, 2002. The increase in cost of goods sold was primarily due to the sale of a lower margin product mix at our food packaging operations as well as higher cost raw materials.

As a result, gross profit declined to $29.0 million for the three months ended December 26, 2003 from $31.4 million for the three months ending December 27, 2002. Expressed as a percentage of net sales, gross profit declined to 23.7% in the current period from 26.5% in the previous year. Gross profit at our Packaging Segment declined to $18.8 million or 26.1% of net sales in the most recent period from $21.6 million or 31.7% of net sales in the comparable period of last year. Our Tubing Segment gross profit increased to $8.9 million or 35.9% of net sales in the second quarter of fiscal 2004 compared to $7.0 million or 28.9% in the second quarter of the previous year due to improved margins at both our garden hose and medical tubing businesses. Other gross profit decreased to $1.3 million in the current period from $2.7 million in the comparable period of the previous year. Measured as a percentage of net sales, other gross profit decreased to 5.1% in the second quarter of fiscal 2004 compared to 10.5% in the same period of the previous year largely due to higher cost raw materials.

Selling, general and administrative expense decreased slightly to $14.4 million in the three months ended December 26, 2003 compared to $14.6 million in the three months ended December 27, 2002. The ratio of selling, general and administrative expense to net sales decreased to 11.8% for the three months ending December 26, 2003 from 12.3% in the comparable period of last year.

Integration expense of $1.1 million for the three months ended December 26, 2003 represents costs to reconfigure and realign the Elm production facilities to conform to our current production and product standards. Integration expense of $1.9 million for the three months ended December 27, 2002 represents costs to reconfigure and realign the Elm and Swan production facilities.

Operating profit, as a result of the foregoing, decreased to $13.5 million or 11.0% of net sales for the three months ended December 26, 2003 from $14.9 million or 12.6% of net sales for the three months ended December 27, 2002. Operating Profit for our Packaging Segment decreased to $12.2 million in the current period from $15.5 million in the prior period. Measured as a percent of net sales, operating profit for our Packaging Segment decreased to 17.0% in the current period from 22.7% in the prior period. Operating profit for our Tubing Segment increased to $6.3 million in the current period from $3.2 million in the prior period. Measured as a percentage of net sales, operating profit increased to 25.1% in the current period from 13.0% in the prior period. Other operating profit decreased to a ($0.2) million loss in the current period compared to $1.0 million the previous year.

Interest expense increased to $23.8 million in the three months ended December 26, 2003 from $17.6 million in the three months ended December 27, 2002. Approximately $4.5 million of the $6.2 million increase in interest expense is attributable to non-recurring expenses, primarily write off of deferred financing costs and bank fees, associated with our recent bank amendment and issuance of senior secured notes. The balance of the increase is largely due to higher average interest rates. Measured as a percentage of net sales, interest expense increased to 19.4% in the current period compared to 14.8% in the previous period. The unrealized gain in derivative contracts decreased to $1.7 million in the current period compared to $3.2 million for the three months ended December 27, 2002.

Gain (loss) before income taxes, as a result, was a loss of ($9.2) million for the three months ended December 26, 2003 compared to a gain of $0.4 million for the three months ended December 27, 2002.

Benefit for income taxes was ($3.6) million for the three months ended December 26, 2003, compared to an expense of $0.2 million for the three months ended December 27, 2002. The Company's effective tax rate was 39.8% for the three months ended December 26, 2003 compared to 36.5% for the three months ending December 27, 2002.

Net loss, as a result, was a loss of ($5.5) million for the three months ended December 26, 2003 or (4.5%) of net sales compared with income of $0.3 million or 0.2% of net sales for the three months ended December 27, 2002.

FIRST HALF OF FISCAL 2004 COMPARED WITH THE FIRST HALF OF FISCAL 2003

Net sales decreased slightly to $258.8 million for the six months ended December 26, 2003 from $259.2 million for the six months ended December 27, 2002. The decrease in net sales was attributable to lower garden hose sales in the first quarter, largely offset by stronger sales of pharmaceutical packaging, medical tubing and aerosol packaging components in the second quarter. Net sales for our Packaging Segment increased $1.7 million or 1.2% to $140.7 million in the current period from $138.9 million in the prior period. Net sales for our Tubing Segment decreased $3.5 million or 5.2% to $64.2 million in the current period from $67.8 million in the prior period. Other net sales increased to $53.9 million in the current period compared to $52.5 million last year.

Cost of sales increased to $199.9 million for the six months ended December 26, 2003 from $197.9 million for the six months ended December 27, 2002. Expressed as a percentage of net sales, cost of sales increased to 77.3% for the six months ended December 26, 2003 from 76.4% for the six months ended December 27, 2002. The increase in cost of goods sold was primarily due to the sale of a lower margin product mix at our food packaging operations as well as higher cost raw materials.

Gross profit, as a result, declined to $58.9 million for the six months ended December 26, 2003 from $61.3 million for the six months ending December 27, 2002. Expressed as a percentage of net sales, gross profit declined to 22.8% in the current period from 23.6% in the previous year. Gross profit at our Packaging Segment declined to $35.3 million or 25.1% of net sales in the most recent period from $39.0 million or 28.0% of net sales in the comparable period of last year. Our Tubing Segment gross profit increased to $20.6 million or 32.0% of net sales in the first half of fiscal 2004 compared to $17.8 million or 26.3% in the first half of the previous year due to improved margins at both our garden hose and medical tubing businesses. Other gross profit decreased to $2.9 million in the current period from $4.5 million in the comparable period of the previous year. Measured as a percentage of net sales, other gross profit decreased to 5.5% in the first half of fiscal 2004 compared to 8.5% in the same period of the previous year largely due to higher cost raw materials.

Selling, general and administrative expense increased slightly to $29.8 million in the six months ended December 26, 2003 compared to $28.5 million in the six months ended December 27, 2002. The ratio of selling, general and administrative expense to net sales increased to 11.5% for the six months ending December 26, 2003 from 11.0% in the comparable period of last year.

Integration expense of $2.3 million for the six months ended December 26, 2003 represents costs to reconfigure and realign the Elm production facilities to conform to our current production and product standards. Integration expense of $1.9 million for the six months ended December 27, 2002 represents costs to reconfigure and realign the Elm and Swan production facilities.

Operating profit, as a result of the foregoing, decreased to $26.8 million or 10.4% of net sales for the six months ended December 26, 2003 from $30.9 million or 11.9% of net sales for the six months ended December 27, 2002. Operating Profit for our Packaging Segment decreased to $22.2 million in the current period from $27.8 million in the prior period. Measured as a percent of net sales, operating profit for our Packaging Segment decreased to 15.8% in the current period from 20.0% in the prior period. Operating profit for our Tubing Segment increased to $14.5 million in the current period from $10.7 million in the prior period. Measured as a percentage of net sales, operating profit increased to 22.6% in the current period from 15.8% in the prior period due to higher margins from both our garden hose and medical tubing operations. Other operating profit decreased to a ($0.1) million loss in the current period compared to $1.1 million the previous year.

Interest expense increased to $41.3 million in the six months ended December 26, 2003 from $35.2 million in the six months ended December 27, 2002 due to non-recurring expenses, primarily write off of deferred financing costs and bank fees, associated with our recent bank amendment and issuance of senior secured notes as well as higher average interest rates. Measured as a percentage of net sales, interest expense increased to 16.0% in the current period compared to 13.6% in the previous period. The unrealized loss (gain) in derivative contracts increased to a ($4.2) million gain in the current period compared to a $2.1 million loss for the six months ended December 27, 2002.

Loss before income taxes, as a result, was a loss of ($11.1) million for the six months ended December 26, 2003 compared to a loss of ($6.9) million for the six months ended December 27, 2002.

Benefit for income taxes was ($4.4) million for the six months ended December 26, 2003, compared to ($2.4) million for the six months ended December 27, 2002. The Company's effective tax rate was 39.8% for the six months ended December 26, 2003 compared to 34.8% for the six months ending December 27, 2002.

Net loss, as a result, was a loss of ($6.7) million for the six months ended December 26, 2003 or (2.6%) of net sales compared with a loss of ($4.5) million or (1.7%) of net sales for the six months ended December 27, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the six months ended December 26, 2003 was $9.2 million compared with $4.1 million in cash provided by operations in the same period of the prior year. The $13.3 million decrease was primarily due to a reduction in accounts payable.

Working capital on December 26, 2003 was $254.0 million compared to $249.7 million on June 27, 2003. During the half, a normal seasonal reduction in accounts receivable was partially offset by a normal seasonal increase in inventories, and the proceeds from the issuance of Senior Secured Notes used to pay down our Term Notes.

On November 21, 2003 the Company issued $275.0 million of 8-3/4% Senior Secured Notes with a maturity date of November 15, 2013. Interest is payable semi-annually. The proceeds of $267.4 million were used to repay our Term Loan A, pay down our Term Loan B, and pay down our revolver.

As of December 26, 2003, the Company had an outstanding balance of $73.0 million under the $100.0 million revolving credit line.

The Company's capital expenditures for the six months ended December 26, 2003 and December 27, 2002 were $15.1 million and $13.6 million respectively.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At December 26, 2003, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $144.8 million. A hypothetical 1% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.4 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion.

ITEM 4. Controls and Procedures

The management of the Company, including the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of Exchange Act) as of December 26, 2003. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that as of December 26, 2003, such disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this Annual Report is made known to them by others on a timely basis. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) of the Exchange Act) during the quarter ended December 26, 2003 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                TEKNI-PLEX, INC.

    February 09, 2004

    By: /s/ F. Patrick Smith
        ----------------------
        F. Patrick Smith
        Chairman of the Board and
        Chief Executive Officer

    By: /s/ Kenneth W.R. Baker
        ----------------------
        Kenneth W. R. Baker
        President and Chief Operating Officer

    By: /s/ James E. Condon
        ----------------------
        James E. Condon
        Vice President and Chief Financial Officer