Form 10-Q
period 2004-03-26
TEKNI PLEX INC
filed 2004-05-10
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 26, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an a accelerated filer (as defined in rule 126-2 of the exchange act) Yes [ ] No [X]

                                TEKNI-PLEX, INC.

                                                                                                       PAGE
                                                                                                       ----
PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of March 26, 2004 and June 27, 2003                            3
         Consolidated Statements of Operations for the nine months and three months ended
         March 26, 2004 and March 28, 2003                                                             4
         Consolidated Statements of Comprehensive Income (Loss) for the nine months and three
         months ended March 26, 2004 and March 28, 2003                                                4
         Consolidated Statements of Cash Flows for the nine months ended March 26, 2004
         and March 28, 2003                                                                            5
         Notes to Consolidated Financial Statements                                                    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        15
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   18
ITEM 4.  CONTROLS AND PROCEDURES                                                                      18
PART II. OTHER INFORMATION
Item 1.  Legal proceedings                                                                            18
Item 2.  Changes in securities                                                                        18
Item 3.  Defaults upon senior securities                                                              18
Item 4.  Submission of matters to a vote of securities holders                                        18
Item 5.  Subsequent events                                                                            18
Item 6.  Exhibits and reports on Form 8-K                                                             18


                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  MARCH 26,     JUNE 27,
                                                                                    2004          2003
                                                                                (UNAUDITED)    (AUDITED)
                                                                                 ---------     ---------
  ASSETS
  CURRENT:
    Cash                                                                         $  18,422     $  48,062
    Accounts receivable, net of allowances of $10,020 and $8,398 respectively      125,973       135,719
    Inventories                                                                    202,787       161,333
    Deferred income taxes                                                            7,185         6,735
    Prepaid expenses and other current assets                                        6,293         7,939
                                                                                 ---------     ---------
        TOTAL CURRENT ASSETS                                                       360,660       359,788
  PROPERTY, PLANT AND EQUIPMENT, NET                                               182,140       179,521
  INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $80,112 AND
   $79,332 RESPECTIVELY                                                            212,853       213,152
  DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $6,765 AND
   $6,899 RESPECTIVELY                                                              10,108        11,851
  DEFERRED INCOME TAXES                                                             20,918        19,172
  OTHER ASSETS                                                                       1,488         1,280
                                                                                 ---------     ---------
                                                                                 $ 788,167     $ 784,764
                                                                                 =========     =========
  LIABILITIES AND STOCKHOLDERS' DEFICIT
  CURRENT LIABILITIES:
    Current portion of long-term debt                                            $   1,996     $  16,709
    Accounts payable - trade                                                        33,161        52,371
    Accrued payroll and benefits                                                    11,254         9,525
    Accrued interest                                                                22,698         6,317
    Accrued liabilities - other                                                     19,036        19,143
    Income taxes payable                                                                 2         6,058
                                                                                 ---------     ---------
        TOTAL CURRENT LIABILITIES                                                   88,147       110,123
  LONG-TERM DEBT                                                                   734,084       712,775
  OTHER LIABILITIES                                                                 21,687        26,677
                                                                                 ---------     ---------
        TOTAL LIABILITIES                                                          843,918       849,575
                                                                                 ---------     ---------
  Commitments and Contingencies
  STOCKHOLDERS' DEFICIT:
    Common stock                                                                        --            --
    Additional paid-in capital                                                     198,518       188,018
    Accumulated other comprehensive income (loss)                                      250        (1,737)
    Accumulated deficit                                                            (33,996)      (30,569)
    Less: Treasury stock                                                          (220,523)     (220,523)
                                                                                 ---------     ---------
        TOTAL STOCKHOLDERS' DEFICIT                                                (55,751)      (64,811)
                                                                                 ---------     ---------
                                                                                 $ 788,167     $ 784,764
                                                                                 =========     =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                             -----------------------     -----------------------
                                              MARCH 26,     MARCH 28,     MARCH 26,     MARCH 28,
                                               2004           2003          2004          2003
                                             ---------     ---------     ---------     ---------
NET SALES                                    $ 169,133     $ 166,091     $ 427,903     $ 425,258
COST OF SALES                                  124,677       121,966       324,589       319,871
                                             ---------     ---------     ---------     ---------
GROSS PROFIT                                    44,456        44,125       103,314       105,387
OPERATING EXPENSES:
  Selling, general and administrative           16,399        14,562        46,198        43,046
  Integration expense                            2,467         6,364         4,731         8,264
                                             ---------     ---------     ---------     ---------
OPERATING PROFIT                                25,590        23,199        52,385        54,077
OTHER EXPENSES:
  Interest expense                              20,896        18,722        62,222        53,971
  Unrealized (gain) loss on derivative
  contracts                                       (788)         (833)       (4,986)        1,303
  Other (income) expenses                          136          (359)          856            23
                                             ---------     ---------     ---------     ---------
INCOME (LOSS) BEFORE INCOME TAXES                5,346         5,669        (5,707)       (1,220)
PROVISION (benefit) FOR INCOME TAXES             2,120         1,317        (2,280)         (433)
                                             ---------     ---------     ---------     ---------
NET INCOME (LOSS)                            $   3,226     $   4,352     $  (3,427)    $    (787)
                                             =========     =========     =========     =========
CONSOLIDATED STATEMENTS OF OTHER
COMPREHENSIVE INCOME
NET INCOME (LOSS)                            $   3,226     $   4,352     $  (3,427)    $    (787)
COMPREHENSIVE INCOME (LOSS), NET OF TAXES
  Foreign currency translation adjustment       (4,062)        1,240         1,987         2,060
                                             ---------     ---------     ---------     ---------
COMPREHENSIVE INCOME (LOSS)                  $    (836)    $   5,592     $  (1,440)    $   1,273
                                             =========     =========     =========     =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                        ---------------------
                                                                        MARCH 26,    MARCH 28,
                                                                          2004         2003
                                                                        --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (3,427)    $   (787)
  Adjustment to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                       24,322       20,144
      Unrealized (gain) loss on derivative contracts                      (4,986)       1,303
      Deferred income taxes                                               (2,133)        (296)
      Loss on sale of assets                                                 169           --
  Changes in operating assets and liabilities:
      Accounts receivable                                                 10,134        8,139
      Inventories                                                        (41,578)     (45,202)
      Prepaid expenses and other current assets                            2,269       (1,857)
      Income taxes                                                        (6,056)         911
      Accounts payable-trade                                             (18,526)        (833)
      Accrued interest                                                    16,408       12,248
      Accrued expenses and other liabilities                               2,407          603
                                                                        --------     --------
          Net cash used in operating activities                          (20,997)      (5,627)
                                                                        --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                               (22,718)     (24,587)
      Acquisition costs                                                       --      (16,806)
      Additions to intangibles                                              (481)        (807)
      Cash proceeds from sale of assets                                    1,354           --
      Deposits and other assets                                             (208)         119
                                                                        --------     --------
          Net cash used in investing activities                          (22,053)     (42,081)
                                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayments/ borrowings of long-term debt                          (261,292)      36,098
      Proceeds from senior secured notes                                 267,438           --
      Receipt of additional paid-in capital                               10,500          392
      Debt financing costs                                                (2,745)          --
                                                                        --------     --------
          Net cash provided by financing activities                       13,901       36,490
                                                                        --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     (491)        (139)
                                                                        --------     --------
Net decrease in cash                                                     (29,640)     (11,357)
Cash, beginning of period                                                 48,062       28,199
                                                                        --------     --------
Cash, end of period                                                     $ 18,422     $ 16,842
                                                                        ========     ========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
       Interest                                                         $ 41,547     $ 41,933
       Income taxes                                                        3,042        2,716

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

    The results for the third quarter and first nine months of fiscal 2004 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at March 26, 2004. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 27, 2003.

NOTE 2  Stock Based Compensation

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

                             THREE MONTHS ENDED             NINE MONTHS ENDED
                       ----------------------------     --------------------------
                        MARCH 26         MARCH 28        MARCH 26       MARCH 28
                          2004             2003            2004           2003
                       -----------      -----------     -----------    -----------
Net income (loss)
As reported              $ 3,226          $ 4,352         $(3,427)       $  (787)
Adjustments for
Fair value of
Stock options,
Net of tax                   (22)             (31)            (67)           (95)
                         -------          -------         -------        -------
Pro forma                $ 3,204          $ 4,321         $(3,494)       $  (882)


                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3- INVENTORIES

Inventories as of March 26, 2004 and June 27, 2003 are summarized as follows:


                    MARCH 26, 2004     JUNE 27, 2003
                    --------------     -------------
Raw materials          $ 57,624        $ 51,810
Work-in-process          12,261          10,219
Finished goods          132,902          99,304
                       --------        --------
                       $202,787        $161,333
                       --------        --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                      MARCH 26, 2004    JUNE 27, 2003
                                                                      --------------    -------------
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June
  15, 2010 (less unamortized discount of $2,355 and $2,637)               $272,645        $272,363
Senior Subordinated Notes issued May 2002 at 12-3/4% due
  June 15, 2010 (plus unamortized premium of $456 and $512)                 40,456          40,512
Senior Debt:
  Senior Secured Notes issued November 21, 2003 at 8-3/4% due
    November 15, 2013 (less unamortized discount of $7,310)                267,690              --
  Revolving line of credit, expiring June, 2006. At
    March 26, 2004, the interest rates ranged from 4.59% to 6.5%            78,000          91,000
  Term notes due June, 2006 and June, 2008, with an interest
    rate at March 26, 2004 of 5.125%                                        71,635         319,790
Other, primarily foreign term loans, with interest rates
  ranging from 4.44% to 5.44% and maturities from 2004 to 2010               5,654           5,819
                                                                          --------        --------
                                                                           736,080         729,484
Less: Current maturities                                                     1,996          16,709
                                                                          --------        --------
                                                                          $734,084        $712,775
                                                                          ========        ========

On November 21, 2003 the company issued $275.0 million of 8-3/4% Senior Secured Notes with a maturity date of November 15, 2013. Interest is payable semi-annually. The net proceeds of $267.4 million were used to repay our Term Loan A, pay down our Term Loan B, and pay down our revolver.

NOTE 5- CONTINGENCIES

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


NOTE 6- SEGMENT INFORMATION

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

                                                               TUBING
                                                 PACKAGING    PRODUCTS       OTHER      TOTAL
                                                ----------   ----------  ---------- -----------
Three Months Ended March 26, 2004
Revenues from external customers                $   78,414   $   61,320  $   29,399  $  169,133
Interest expense                                     6,655        9,810       4,431      20,896
Depreciation and amortization                        3,369        2,013       1,535       6,917
Segment income  from operations                     13,840       16,333         874      31,047
Expenditures for segment assets                      3,826        1,816       1,842       7,484
                                                ----------   ----------  ---------- -----------
Three Months Ended March 28, 2003
Revenues from external customers                $   74,408   $   63,952  $   27,731  $  166,091
Interest expense                                     5,965        8,779       3,978      18,722
Depreciation and amortization                        3,433        1,295       1,309       6,037
Segment income (loss) from operations               15,253       12,813        (289)     27,777
Expenditures for segment assets                      6,554        2,437       1,761      10,752
                                                ----------   ----------  ---------- -----------

                                                               TUBING
                                                  PACKAGING   PRODUCTS       OTHER      TOTAL
                                                -----------  ----------  ---------- -----------
Nine months ended March 26, 2004
Revenues from external customers                $   219,075  $  125,564  $   83,264  $  427,903
Interest expense                                     19,824      29,192      13,206      62,222
Depreciation and Amortization                        11,145       7,289       5,120      23,554
Segment income from operations                       36,082      30,863         765      67,710
Expenditures for segment Assets                      13,303       2,995       5,864      22,162
                                                -----------  ----------  ---------- -----------
Nine months ended March 28, 2003
Revenues from external customers                $   213,346  $  131,722  $   80,190  $  425,258
Interest expense                                     17,185      25,317      11,469      53,971
Depreciation and Amortization                        10,872       4,587       3,917      19,376
Segment income from operations                       43,058      23,541         849      67,448
Expenditures for segment Assets                      10,519       9,082       4,371      23,972
                                                -----------  ----------  ---------- -----------

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                             -------------------------         -------------------------
                                             MARCH 26,        MARCH 28,        MARCH 26         MARCH 28
                                               2004             2003             2004             2003
                                             --------         --------         --------         --------
PROFIT OR LOSS
Total operating profit for reportable
         segments before income taxes        $ 31,047         $ 27,777         $ 67,710         $ 67,448
Corporate and eliminations                     (5,457)          (4,578)         (15,325)         (13,371)
                                             --------         --------         --------         --------
                                             $ 25,590         $ 23,199         $ 52,385         $ 54,077
                                             ========         ========         ========         ========
DEPRECIATION AND AMORTIZATION
Segment totals                               $  6,917         $  6,037         $ 23,554         $ 19,376
Corporate                                         256              256              768              768
                                             --------         --------         --------         --------
         Consolidated total                  $  7,173         $  6,293         $ 24,322         $ 20,144
                                             ========         ========         ========         ========
EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures        $  7,484         $ 10,752         $ 22,162         $ 23,972
Other unallocated expenditures                    147              226              556              615
                                             --------         --------         --------         --------
         Consolidated total                  $  7,631         $ 10,978         $ 22,718         $ 24,587
                                             ========         ========         ========         ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


SEGMENT ASSETS

                                       TUBING
                      PACKAGING       PRODUCTS         OTHER           TOTAL
                      --------        --------        --------        --------
March 26, 2004        $282,376        $345,678        $135,507        $763,561
                      --------        --------        --------        --------
June 27, 2003          297,303         322,822         141,638         761,763
                      --------        --------        --------        --------


                                          MARCH 26, 2004  JUNE 27, 2003
                                          --------------  -------------
TOTAL ASSETS
Total assets from reportable segments        $763,561        $761,763
Other unallocated amounts                      24,606          23,001
                                             --------        --------
      Consolidated total                     $788,167        $784,764
                                             ========        ========


GEOGRAPHIC INFORMATION

                        THREE MONTHS ENDED              NINE MONTHS ENDED
                     ------------------------        ------------------------
                      MARCH 26,       MARCH 28,      MARCH 26,       MARCH 28,
                       2004            2003            2004            2003
                     --------        --------        --------        --------
REVENUES
United States        $143,917        $144,000        $367,680        $372,154
International          25,216          22,091          60,223          53,104
                     --------        --------        --------        --------
  Total              $169,133        $166,091        $427,903        $425,258
                     ========        ========        ========        ========


                      MARCH 26, 2004   JUNE 27, 2003
                      --------------   -------------
LONG-LIVED ASSETS
United States            $379,176        $377,406
International              48,331          47,570
                         --------        --------
  Total                  $427,507        $424,976
                         ========        ========


                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


NOTE 7- SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS


    Tekni-Plex, Inc. issued 12 3/4% Senior Subordinated Notes in June 2000 and May 2002 and 8 3/4% Senior Secured Notes in November 2003. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. The guarantor subsidiaries are 100% owned by the issuer. The guarantees are full and unconditional and joint and several. There are no restrictions on the transfer of funds from guarantor subsidiaries to the issuer. The following condensed consolidating financial statements present separate information for Tekni-Plex (the "Issuer") and its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors"). The following condensed consolidation financial statements do not have debt and interest expense allocated to guarantors and non-guarantors.

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                    For the three months ended March 26, 2004

                                                                                                       NON-
                                                 TOTAL            ISSUER          GUARANTORS        GUARANTORS
                                               ---------         ---------        ----------        ----------
Net sales                                      $ 169,133         $  38,211         $ 105,706         $  25,216
Cost of goods sold                               124,677            27,247            79,159            18,271
                                               ---------         ---------         ---------         ---------
Gross profit                                      44,456            10,964            26,547             6,945
Operating expenses:
   Selling, General and administrative            16,399             6,850             7,244             2,305
   Integration expense                             2,467             1,190             1,277                --
                                               ---------         ---------         ---------         ---------
Operating profit                                  25,590             2,924            18,026             4,640
Interest expense (income), net                    20,896            20,874                (6)               28
Unrealized gain on derivative contracts             (788)             (788)               --                --
Other expense (income)                               136               308              (829)              657
                                               ---------         ---------         ---------         ---------
Income (loss) before income taxes                  5,346           (17,470)           18,861             3,955
Provision (benefit) for income taxes               2,120            (6,820)            7,735             1,205
                                               ---------         ---------         ---------         ---------
Net income (loss)                              $   3,226         $ (10,650)        $  11,126         $   2,750
                                               =========         =========         =========         =========


                      Consolidated Statement of Operations
                                 (in thousands)
                    For the nine months ended March 26, 2004

                                                                                                       NON-
                                                 TOTAL            ISSUER          GUARANTORS        GUARANTORS
                                               ---------         ---------        ----------        ----------
Net sales                                      $ 427,903         $ 108,084         $ 259,596         $  60,223
Cost of sales                                    324,589            79,904           199,502            45,183
                                               ---------         ---------         ---------         ---------
Gross profit                                     103,314            28,180            60,094            15,040
Operating expenses:
   Selling, General and administrative            46,198            20,581            19,552             6,065
   Integration expense                             4,731             1,190             3,541                --
                                               ---------         ---------         ---------         ---------
Operating profit                                  52,385             6,409            37,001             8,975
Interest expense, net                             62,222            62,138               (30)              114
Unrealized gain on derivative contracts           (4,986)           (4,986)               --                --
Other expense (income)                               856              (438)           (1,122)            2,416
                                               ---------         ---------         ---------         ---------
Income (loss) before income taxes                 (5,707)          (50,305)           38,153             6,445
Provision (benefit) for income taxes              (2,280)          (20,100)           15,435             2,385
                                               ---------         ---------         ---------         ---------
Net income(loss)                               $  (3,427)        $ (30,205)        $  22,718         $   4,060
                                               =========         =========         =========         =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)


                       Consolidated Statement of Earnings
                                 (in thousands)
                                   (Unaudited)

                    For the three months ended March 28, 2003

                                                                                                       NON-
                                                 TOTAL            ISSUER          GUARANTORS        GUARANTORS
                                               ---------         ---------        ----------        ----------
Net sales                                      $ 166,091         $  37,522         $ 106,478         $  22,091
Cost of sales                                    121,966            26,400            79,396            16,170
                                               ---------         ---------         ---------         ---------
Gross profit                                      44,125            11,122            27,082             5,921
Operating expenses:
 Selling, General and administrative              14,562             7,058             5,600             1,904
 Integration expense                               6,364                --             6,364                --
                                               ---------         ---------         ---------         ---------
Operating profit                                  23,199             4,064            15,118             4,017
Interest expense                                  18,722            18,685               (11)               48
Unrealized gain on derivative contracts             (833)             (833)               --                --
Other expense (income)                              (359)             (554)             (398)              593
                                               ---------         ---------         ---------         ---------
Income (loss) before income taxes                  5,669           (13,234)           15,527             3,376
Provision (benefit) for income taxes               1,317            (5,812)            5,777             1,352
                                               ---------         ---------         ---------         ---------
Net income (loss)                              $   4,352         $  (7,422)        $   9,750         $   2,024
                                               =========         =========         =========         =========

                    For the nine months ended March 28, 2003

                                                                                                       NON-
                                                 TOTAL            ISSUER          GUARANTORS        GUARANTORS
                                               ---------         ---------        ----------        ----------
Net sales                                      $ 425,258         $ 111,882         $ 260,272         $  53,104
Cost of sales                                    319,871            78,699           202,163            39,009
                                               ---------         ---------         ---------         ---------
Gross profit                                     105,387            33,183            58,109            14,095
Operating expenses:
 Selling, General and administrative              43,046            19,786            18,233             5,027
  Integration expense
                                                   8,264                --             8,264                --
                                               ---------         ---------         ---------         ---------
Operating profit                                  54,077            13,397            31,612             9,068
Interest expense                                  53,971            53,918               (54)              107
Unrealized loss on derivative contracts            1,303             1,303                --                --
Other expense (income)                                23              (578)             (998)            1,599
                                               ---------         ---------         ---------         ---------
Income (loss) before income taxes                 (1,220)          (41,246)           32,664             7,362
Provision (benefit) for income taxes                (433)          (15,670)           12,437             2,800
                                               ---------         ---------         ---------         ---------
Net income (loss)                              $    (787)        $ (25,576)        $  20,227         $   4,562
                                               =========         =========         =========         =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

            Condensed Consolidated Balance Sheet - at March 26, 2004

                                                                                                                NON-
                                        TOTAL          ELIMINATIONS        ISSUER          GUARANTORS        GUARANTORS
                                      ---------        ------------       ---------        ----------        ----------
Current assets                        $ 360,660         $      --         $  37,733         $ 258,357         $  64,570
Property, plant and equipment,
  net                                   182,140                --            45,426           110,379            26,335
Intangible assets, net                  212,853                --            10,470           190,195            12,188
Investment in subsidiaries                   --          (563,454)          563,454                --                --
Deferred income taxes                    20,918                --            29,298            (5,944)           (2,436)
Deferred charges, net                    10,108                --             9,992               116                --
Other assets                              1,488          (351,647)           70,007           270,884            12,244
                                      ---------         ---------         ---------         ---------         ---------
  Total assets                        $ 788,167         $(915,101)        $ 766,380         $ 823,987         $ 112,901
                                      =========         =========         =========         =========         =========
Current liabilities                   $  88,147         $      --         $  39,495         $  28,077         $  20,575
Long-term debt                          734,084                --           729,498                --             4,586
Other long-term liabilities              21,687          (351,647)           54,283           284,683            34,368
                                      ---------         ---------         ---------         ---------         ---------
  Total liabilities                     843,918          (351,647)          823,276           312,760            59,529
                                      ---------         ---------         ---------         ---------         ---------
Additional paid-in capital              198,518          (313,529)          198,498           296,784            16,765
Retained earnings (deficit)             (33,996)         (249,925)          (33,996)          217,889            32,036
Other comprehensive income
  (loss)                                    250                --              (875)           (3,446)            4,571
Less: Treasury stock                   (220,523)               --          (220,523)               --                --
                                      ---------         ---------         ---------         ---------         ---------
  Total stockholders' equity
   (deficit)                            (55,751)         (563,454)          (56,896)          511,227            53,372
                                      ---------         ---------         ---------         ---------         ---------
                                      $ 788,167         $(915,101)        $ 766,380         $ 823,987         $ 112,901
                                      =========         =========         =========         =========         =========

             Condensed Consolidated Balance Sheet - at June 27, 2003


                                                                                                                NON-
                                        TOTAL          ELIMINATIONS        ISSUER          GUARANTORS        GUARANTORS
                                      ---------        ------------       ---------        ----------        ----------
Current assets                        $ 359,788         $      --         $  56,727         $ 241,910         $  61,151
Property, plant and equipment,
  net                                   179,521                --            42,411           111,880            25,230
Intangible assets, net                  213,152                --             8,713           192,049            12,390
Investment in subsidiaries                   --          (535,567)          535,567                --                --
Deferred income taxes                    19,172                --            21,204                64            (2,096)
Deferred charges, net                    11,851                --            11,735               116                --
Other assets                              1,280          (358,967)           81,667           266,534            12,046
                                      ---------         ---------         ---------         ---------         ---------
  Total assets                        $ 784,764         $(894,534)        $ 758,024         $ 812,553         $ 108,721
                                      =========         =========         =========         =========         =========
Current liabilities                   $ 110,123         $      --         $  46,758         $  43,487         $  19,878
Long-term debt                          712,775                --           708,115                --             4,660
Other long-term liabilities              26,677          (358,967)           67,887           279,805            37,952
                                      ---------         ---------         ---------         ---------         ---------
  Total liabilities                     849,575          (358,967)          822,760           323,292            62,490
                                      ---------         ---------         ---------         ---------         ---------
Additional paid-in capital              188,018          (312,420)          187,998           296,784            15,656
Retained earnings (deficit)             (30,569)         (223,147)          (30,569)          195,171            27,976
Other comprehensive income
  (loss)                                 (1,737)               --            (1,642)           (2,694)            2,599
Less: Treasury stock                   (220,523)               --          (220,523)               --                --
                                      ---------         ---------         ---------         ---------         ---------
  Total Stockholders' equity
   (deficit)                            (64,811)         (535,567)          (64,736)          489,261            46,231
                                      ---------         ---------         ---------         ---------         ---------
                                      $ 784,764         $(894,534)        $ 758,024         $ 812,553         $ 108,721
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

                    For the nine months ended March 26, 2004

                                                                                                                NON-
                                                            TOTAL            ISSUER         GUARANTORS       GUARANTORS
                                                           --------         --------        ----------       ----------
Net cash provided by (used in) operating activities        $(20,997)        $(37,824)        $  3,692         $ 13,135
                                                           --------         --------         --------         --------
Cash flows from Investing activities:
 Capital expenditures                                       (22,718)          (7,981)         (10,897)          (3,840)
 Cash proceeds from sale of assets                            1,354               --            1,230              124
 Additions to intangibles                                      (481)            (164)             161             (478)
 Deposits and other assets                                     (208)              12              (22)            (198)
                                                           --------         --------         --------         --------
   Net cash used in investing activities                   $(22,053)        $ (8,133)        $ (9,528)        $ (4,392)
                                                           --------         --------         --------         --------
Cash flows from financing activities
(Repayments) borrowings of long term debt                  (261,292)          (261,155)            --             (137)
Proceeds from senior secured notes                          267,438            267,438             --               --
Receipt of additional paid-in capital                        10,500             10,500             --               --
Debt financing costs                                         (2,745)            (2,745)            --               --
Change in intercompany accounts                                  --             13,055        (11,792)          (1,263)
                                                           --------         --------         --------         --------
  Net cash flows provided by (used in) financing
   activities                                                13,901           27,093          (11,792)          (1,400)
                                                           --------         --------         --------         --------
Effect of exchange rate changes on cash                        (491)              --               --             (491)
                                                           --------         --------         --------         --------
Net increase (decrease) in cash                             (29,640)         (18,864)         (17,628)           6,852
Cash, beginning of period                                    48,062           20,900           19,650            7,512
                                                           --------         --------         --------         --------
Cash, end of period                                        $ 18,422         $  2,036         $  2,022         $ 14,364
                                                           ========         ========         ========         ========

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
                                                           ========         ========         ========         ========



\
                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)



NOTE 8- ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through March 26, 2004 are as follows:

                                                BALANCE     COSTS CHARGED           BALANCE
                                               JULY 2002     TO RESERVE         MARCH 26, 2004
                                               ---------     ----------         --------------
Reduction in personnel and related costs       $  1,000       $   1,000           $      --
Legal, environmental and other                    3,500           2,152               1,348
                                               --------       ---------           ---------
                                               $  4,500       $   3,152           $   1,348
                                               ========       =========           =========

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

In connection with the acquisition, a reserve of $10,000 was established for the costs to integrate Swan operations with the Company. The components of the integration reserve and activity through March 26, 2004 are as follows:


                                                BALANCE      COSTS CHARGED     ADJUSTMENTS       BALANCE
                                              OCTOBER 2001    TO RESERVE       TO RESERVE     MARCH 26, 2004
                                              ------------    ----------       ----------     --------------
Cost to close duplicate facilities              $ 3,500        $ 1,441          $(2,059)         $    --
Reduction in personnel and related costs          2,100            718           (1,382)              --
Legal and environmental                           1,275          2,390            2,625            1,510
Manufacturing reconfiguration                     1,455            175           (1,280)              --
Other                                             1,670          1,766               96               --
                                                -------        -------          -------          -------
                                                $10,000        $ 6,490          $(2,000)*        $ 1,510
                                                =======        =======          =======          =======

* Goodwill was adjusted in the amount of $2,000. These adjustments were recorded during the fiscal year ended June 27, 2003.

The remaining legal and environmental costs are expected to extend over the next two years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2004 COMPARED WITH THE THIRD QUARTER OF FISCAL 2003

Net sales increased to $169.1 million for the three months ended March 26, 2004 from $166.1 million for the three months ended March 28, 2003, representing a 1.8% gain. Net sales in our Packaging Segment grew 5.4% to $78.4 million in the most recent period from $74.4 million in the comparable period of 2003 primarily due to higher selling prices. Net sales in our Tubing Products Segment declined 4.1% to $61.3 million in the third quarter of fiscal 2004 from $64.0 million in the comparable quarter of fiscal 2003 primarily due to lower volume. Other net sales grew 6.0% to $29.4 million in fiscal 2004 compared to $27.7 million in the previous year due to both higher selling prices and higher volumes.

Cost of Sales increased to $124.7 million for the three months ended March 26, 2004 from $122.0 million for the three months ended March 28, 2003. Expressed as a percentage of net sales, cost of sales increased slightly to 73.7% in the current period compared to 73.4% in the prior period primarily due to higher raw material costs.

Gross Profit, as a result of the above, increased to $44.5 million in the current period compared to $44.1 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 26.3% for the three months ended March 26, 2004 from 26.6% in comparable period of last year.

Our Packaging Segment gross profit decreased to $21.8 million for the three months ended March 26, 2004 from $23.4 million for the three months ended March 28, 2003. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 27.8% in the current period from 31.4% in the previous period. This decrease was primarily due to a lower margin product mix at our food packaging operations as well as higher raw material costs.

Our Tubing Products Segment gross profit increased to $20.2 million for the three months ended March 26, 2004 from $19.5 million for the three months ended March 28, 2003. Expressed as a percentage of net sales, Tubing Products Segment gross profit increased to 32.9% in the current period from 30.5% in the previous period as a favorable mix of sales and the cost savings initiatives we instituted last year at our garden hose operations more than offset significantly higher raw material costs.

Other gross profit increased to $2.5 million for the three months ended March 26, 2004 from $1.3 million for the three months ended March 28, 2003.

Selling, General and Administrative expense increased to $16.4 million in the most recent quarter from $14.6 million in the comparable period of the previous year. Approximately half of the $1.8 million increase was higher depreciation and amortization expense, while the balance was higher selling and administrative expense. Measured as a percentage of net sales, selling, general and administrative expense increased to 9.7% in the current period from 8.8% in the previous period.

Integration expense declined to $2.5 million or 1.5% of net sales for the three months ended March 26, 2004 from $6.4 million or 3.8% of net sales for the comparable period of fiscal 2003. The current expense includes approximately $0.2 million of charges associated with closing our Rockaway, NJ facility and consolidating its operations at other existing Tekni-Plex locations.

Operating Profit, as a result of the above, increased to $25.6 million for the three months ended March 26, 2003 from $23.2 million for the three months ended March 28, 2003. Expressed as a percentage of net sales, operating profit increased to 15.1% in the most recent period from 14.0% in the comparable period of last year.

Our Packaging Segment operating profit decreased to $13.8 million or 17.6% of net sales in the current period compared to $15.3 million or 20.5% of net sales in the previous period. Our Tubing Products Segment operating profit increased to $16.3 million or 26.6% of net sales in the current period compared to $12.8 million or 20.0% of net sales in the previous year. Other operating profit increased to $0.9 million in the current period compared to a loss of ($0.3) million in the previous period.

Interest expense increased to $20.9 million or 12.4% of net sales in the three months ended March 26, 2004 from $18.7 million or 11.3% of net sales for the three months ended March 28, 2003 due to both higher average interest rates and higher average debt levels.

Unrealized (gain) loss on derivative transactions was flat at $0.8 million gain or 0.5% of net sales for the three months ending March 26, 2004 and the three months ending March 28, 2003.

Income before income taxes, as a result, was $5.3 million or 3.2% of net sales for the three months ended March 26, 2004 compared to $5.7 million or 3.4% of net sales for the three months ended March 28, 2003.

Income tax was $2.1 million for the three months ended March 26, 2004 compared to $1.3 million for the three months ended March 28, 2003. The Company's effective tax rate was 39.7% for the three months ended March 26, 2004 compared to 23.2% for the three months ending March 28, 2003.

Net income, as a result, was $3.2 million for the three months ended March 26, 2004 or 1.9% of net sales compared with $4.4 million for the three months ended March 28, 2003 or 2.6% of net sales.

FIRST NINE MONTHS OF FISCAL 2004 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 2003

Net sales increased to $427.9 million for the nine months ended March 26, 2004 from $425.3 million for the nine months ended March 28, 2003, representing a 0.6% gain. Net sales in our Packaging Segment grew 2.7% to $219.1 million in the current period compared to $213.4 million in the comparable period of the previous year primarily due to higher selling values. Net sales in our Tubing Products Segment declined 4.7% to $125.6 million in the first nine months of fiscal 2004 from $131.7 million in the same period of fiscal 2003 primarily due to lower volumes. Other net sales increased 3.8% to $83.3 million in first nine months fiscal 2004 compared $80.2 million to the first nine months of fiscal 2003.

Cost of Sales increased to $324.6 million for the nine months ended March 26, 2004 from $319.9 million for the nine months ended March 28, 2003. Expressed as a percentage of net sales, cost of sales increased to 75.9% in the current period compared to 75.2% in the prior period primarily due to higher raw material costs.

Gross Profit, as a result of the above, decreased to $103.3 million in the current period compared to $105.4 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 24.1% for the nine months ended March 26, 2004 from 24.8% in comparable period of last year.

Our Packaging Segment gross profit decreased to $57.1 million for the nine months ended March 26, 2004 from $62.3 million for the nine months ended March 28, 2003. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 26.1% in the current period from 29.2% in the previous period primarily due to lower margin product mix at our food packaging operations as well as higher raw material costs.

Our Tubing Products Segment gross profit increased to $40.7 million for the nine months ended March 26, 2004 from $37.4 million for the nine months ended March 28, 2003. Expressed as a percentage of net sales, Tubing Products Segment gross profit increased to 32.5% in the current period from 28.4% in the previous period primarily due to a favorable mix of sales and the cost savings initiatives we instituted last year.

Other gross profit fell to $5.4 million or 6.5% of net sales for the nine months ended March 26, 2004 from $5.7 million or 7.1% of net sales for the nine months ended March 28, 2003 primarily due to higher raw material costs.

Selling, General and Administrative expense increased to $46.2 million in the most recent period from $43.0 million in the comparable period of the previous year. Approximately one-third of this increase was due to higher depreciation and amortization expense; while approximately two-thirds represented higher selling and administrative expenses. Measured as a percentage of net sales, selling, general and administrative expense increased to 10.8% in the current period from 10.1% in the previous period.

Integration expense declined in the first nine months of fiscal 2004 to $4.7 million or 1.1% of net sales compared to $8.3 million or 1.9% of net sales for the comparable period of fiscal 2003. These costs relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards.

Operating Profit, as a result of the above, decreased to $52.4 million for the nine months ended March 26, 2004 from $54.1 million for the nine months ended March 28, 2003. Expressed as a percentage of net sales, operating profit decreased to 12.2% in the most recent period from 12.7% in the comparable period of last year.

Packaging Segment operating profit decreased to $36.1 million or 16.5% of net sales in the current period compared to $43.1 million or 20.2% of net sales in the previous period. Tubing Products Segment operating profit increased to $30.9 million or 24.6% of net sales in the current period compared to $23.5 million or 17.9% of net sales in the previous period. Other operating profit declined to $0.8 million in the current period from $0.9 million in the previous period.

 Interest expense increased to $62.2 million in the nine months ended March 26, 2004 from $54.0 million in the nine months ended March 28, 2003 due to both higher average interest rates and debt levels. In addition, interest expense included a write-off of approximately $2.7 million of deferred financing cost in the second quarter of fiscal 2004. Expressed as a percentage of net sales, interest expense increased to 14.5% in the current period compared to 12.7% in the comparable period of last year.

Unrealized (gain) loss on derivative transactions was a ($5.0) million gain or 1.2% of net sales for the nine months ending March 26, 2004 compared to a $1.3 million loss or 0.3% of net sales for the nine months ending March 28, 2003. The changes were due to changes in the market interest rates underlying our derivatives.

Income (loss) before income taxes, as a result, was a ($5.7) million loss for the nine months ended March 26, 2004 compared to a loss of ($1.2) million for the nine months ended March 28, 2003.

Income tax expense (benefit) was a $(2.3) million benefit for the nine months ended March 26, 2004, compared to a benefit of ($0.4) million for the nine months ended March 28, 2003. The Company's effective tax rate was 40.0% for the nine months ended March 26, 2004 compared to 35.5% for the nine months ending March 28, 2003.

Net loss, as a result, was $(3.4) million for the nine months ended March 26, 2004 compared with a loss of ($0.8) million for the nine months ended March 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the nine months ended March 26, 2004 was $21.0 million compared with $5.6 million in the same period of the prior year. The increase of $15.4 million was primarily due to an $18.5 million reduction in accounts payable in fiscal 2004 compared to $0.8 million reduction in fiscal 2003. Inventories increased by $41.6 million in the first nine months of fiscal 2004 compared to an increase of $45.2 million in the same period of fiscal 2003. The primary reason for this seasonal increase is the normal build-up of garden hose inventories in advance of our Spring selling season.

Working capital on March 26, 2004 was $272.5 million compared to $249.7 million on June 28, 2003. The $22.8 million increase was due primarily to a $19.2 million reduction in accounts payable and a $14.7 million reduction in the current portion of long term debt offset by an $16.4 million increase accrued interest. In addition, inventories increased by $41.5 million due to both higher raw material costs as well as normal seasonal increase in garden hose inventories.

On November 21, 2003 the company issued $275.0 million of 8-3/4% Senior Secured Notes with a maturity date of November 15, 2013. Interest is payable semi-annually. The net proceeds of $267.4 million were used to repay our Term Loan A, pay down our Term Loan B, and pay down our revolver.

As of March 26, 2004, the Company had an outstanding balance of $78 million under the $100.0 million revolving credit line. This represents a decrease of $13 million from the outstanding balance as of June 27, 2003. Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which require a minimum consolidated EBITDA, minimum fixed charge coverage ratio and minimum leverage ratio as defined in the debt agreement. The Company was in compliance with all such financial covenants as of March 26, 2004.

In March of fiscal 2004, The Company raised $10.5 million of equity capital from new investors. Proceeds from this equity offering will be used to finance capital expenditures. The Company's capital expenditures for the nine months ended March 26, 2004 and March 28, 2003 were $22.7 million and $24.6 million respectively.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At March 26, 2004, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $149.6 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.4 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion. To mitigate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements for a notional amount of $344.0 million.

In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting under FASB 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized loss from derivative instruments in the Consolidated Statements of Operations. These are the only derivative instruments held by Tekni-Plex as of March 26, 2004. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

Tekni-Plex has interest rate swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3-month dollar LIBOR on an initial aggregate of $344.0 million of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these interest rate swap contracts, Tekni-Plex also purchased an interest rate cap. The approximate aggregate fair market value of these interest rate swap contracts was $(18.7) million and $(23.7) million on March 26, 2004 and June 27, respectively, and is included in other liabilities on the Consolidated Balance Sheet. For the nine months ending March 26, 2004 Tekni-Plex incurred an unrealized gain of $5.0 million on these contracts which is included in the Consolidated Statement of Operations. Similarly, Tekni-Plex incurred an unrealized loss of $1.3 million for the comparable period of fiscal 2003.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive officer and our Chief Financial Officer, after evaluating the adequacy and effectiveness of the Company's "disclosure controls and procedures" (as defined in Exchange Act Rules 13a-14(C) and 15-d-14(C)) as of a date (the "Evaluation Date") within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequately and effectively designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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


                                          TEKNI-PLEX, INC.

    May 10, 2004

              By:   /s/ F. Patrick Smith
                    --------------------------------------------
                    F. Patrick Smith
                    Chairman of the Board and
                    Chief Executive Officer

              By:   /s/ Kenneth W. R. Baker
                    --------------------------------------------
                    Kenneth W. R. Baker
                    President and Chief Operating Officer

              By:   /s/ James E. Condon
                    --------------------------------------------
                    James E. Condon
                    Vice President and Chief Financial Officer