Form 10-K/A
period 2003-06-27
TEKNI PLEX INC
filed 2004-05-14
CIK 1039542

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9a. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(c). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are effectively and adequately designed to ensure that material information and other information requiring disclosure is identified and communicated on a timely basis.

CHANGES IN INTERNAL CONTROLS. There were no significant changes during the fourth quarter in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Dated: May 14, 2004

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

                                            By:      /s/ JAMES E. CONDON
                                               ---------------------------------
                                                        James E. Condon
                                                    Chief Financial Officer

Dated: May 14, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on May 14, 2004.

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

                                 EXHIBIT INDEX


Exhibit
 No.                                       Description                                              Page
-------   -------------------------------------------------------------------------------------     ----
3.1       Restated Certificate of Incorporation of Tekni-Plex, Inc.*
3.2       Amended and Restated By-laws of Tekni-Plex, Inc.*
3.3       Certificate of Incorporation of PureTec Corporation.*
3.4       By-laws of PureTec Corporation.*
3.5       Certificate of Incorporation of Tri-Seal Holdings, Inc.*
3.6       By-laws of Tri Seal Holdings, Inc.*
3.7       Certificate of Incorporation of Natvar Holdings, Inc.*
3.8       By-laws of Natvar Holdings.*
3.9       Certificate of Incorporation of Plastic Specialties and Technologies, Inc.*
3.10      By-laws of Plastic Specialties and Technologies, Inc.*
3.11      Certificate of Incorporation of Plastic Specialties and Technologies Investments, Inc.*
3.12      By-laws of Plastic Specialties and Technologies Investments, Inc.*
3.13      Certificate of Incorporation of Burlington Resins, Inc.*
3.14      By-laws of Burlington Resins, Inc.*
3.15      Certificate of Incorporation of Pure Tech APR, Inc.*
3.16      By-laws of Pure Tech APR, Inc.*
3.17      Certificate of Incorporation of TPI Acquisition Subsidiary, Inc.*
3.18      By-laws of TPI Acquisition Subsidiary, Inc.*
3.19      Certificate of Incorporation of Coast Recycling North, Inc.*
3.20      By-laws of Coast Recycling North, Inc.*
3.21      Certificate of Incorporation of Distributors Recycling, Inc.*
3.22      By-laws of Distributors Recycling, Inc.*
3.23      Certificate of Incorporation of REI Distributors, Inc.*
3.24      By-laws of REI Distributors, Inc.*
3.25      Certificate of Incorporation of Pure Tech Recycling of California.*
3.26      By-laws of Pure Tech Recycling of California.*
3.27      Certificate of Incorporation of Alumet Smelting Corp.*
3.28      By-laws of Alumet Smelting Corp.*
3.29      Certificate of Incorporation of TP/Elm Acquisition Subsidiary, Inc.*
3.30      By-laws of TP/Elm Acquisition Subsidiary, Inc.*
4.1       Indenture, dated as of June 21, 2000 among Tekni-Plex, Inc., the Guarantors listed therein and HSBC Bank USA, as Trustee.*
4.2       First Supplemental Indenture, dated as of May 6, 2002 among
          Tekni-Plex, Inc., TPI Acquisition Subsidiary, Inc. and HSBC
          Bank USA, as Trustee*
4.3       Second Supplemental Indenture, dated as of August 22, 2002 among Tekni-Plex, Inc., TP/Elm Acquisition Subsidiary, Inc.
          and HSBC Bank USA, as Trustee*
4.4       Senior Subordinated Note and Guarantee (original not
          included; form of Note and Guarantee included in Exhibit 4.1)
4.5       Purchase Agreement, dated as of May 1, 2002 among
          Tekni-Plex, Inc., the Guarantors listed therein, and Lehman
          Brothers Inc.*
4.6       Registration Right Agreement, dated as of May 6, 2002 among
          Tekni-Plex, Inc., the Guarantors listed therein and
          Lehman Brothers Inc.*
31.1      Certification of Chief Executive Officer, as required
          by Section 302 of the Sabanes-Oxley Act of 2002**
31.2      Certification of Chief Financial Officer, as required
          by Section 302 of the Sabanes-Oxley Act of 2002**
32.1      Certification of Chief Executive Officer and Chief Financial Officer,
          pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002**

--------------------------------
 * Filed previously as an Exhibit to the Form S-4 (File No. 333-43800) filed on August 15, 2000.

**   Filed herewith.