Form 10-K/A
period 2003-06-27
TEKNI PLEX INC
filed 2004-09-15
CIK 1039542

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 9a. CONTROLS AND PROCEDURES


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 27, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(c). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are effective and designed to ensure that material information and other information requiring disclosure is identified and communicated on a timely basis.



Subsequent to June 27, 2003 and in connection with our year-end audit, it was discovered that certain items which were charged to the integration reserve, liability account should have been charged to operations as integration expenses. Our chief executive officer and chief financial officer concluded that the weakness that lead to these errors did not constitute a material weakness in internal control. These amounts were corrected as of September 27, 2003 and the financial statements for the second and third quarters of fiscal 2003 were restated accordingly. Management concluded that our disclosure controls and procedures were effective because the errors were inadvertent and isolated. In addition, our reporting and disclosure procedures were modified to correct this situation and those people who inadvertently charged these expenses to the account were appropriately educated and additional review procedures were implemented.



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

Dated: September 15, 2004

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

                                            By:      /s/ JAMES E. CONDON
                                               ---------------------------------
                                                        James E. Condon
                                                    Chief Financial Officer

Dated: September 15, 2004

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on September 15, 2004.

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

15.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

         Tekni-Plex, Inc. issued 12 3/4% Senior Subordinated Notes in June 2000 and May 2002. Tekni-Plex, Inc. also issued 8 3/4% Senior Secured Notes in November 2003. Both the 12 3/4% Senior Subordinated Notes and the
         8 3/4% Senior Secured Notes are guaranteed by all domestic subsidiaries of Tekni-Plex. The guarantor subsidiaries are 100% owned by the issuer. The guaranties are full and unconditional and joint and several. There are no restrictions on the transfer of funds from guarantor subsidiaries to the issuer. The following condensed consolidating financial statements present separate information for Tekni-Plex (the "Issuer") and its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors").

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
=========================================================================================

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



                                             Second        Third
                              First         Quarter       Quarter        Fourth
2003                         Quarter       (Restated)    (Restated)      Quarter
----                        ---------      ----------    ----------    ---------
Net sales                   $ 140,583      $ 118,584     $ 166,091     $ 185,405
Gross profit                   29,892         31,370        44,125        45,805
Income from operations*        15,981         14,897        23,199        24,351
Net income (loss)*             (4,768)           279         4,352         3,527


2002
----
Net sales                   $ 115,164      $ 113,740     $ 153,393     $ 195,452
Gross profit                   27,014         27,684        42,008        50,586
Income from operations         11,838         11,075        23,479        31,456
Net income (loss)              (9,453)            67         2,305           494
                            ---------      ---------     ---------     ---------

Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products.

         *The second and third quarters of the year ended June 27, 2003 reflected adjustments of $(1,900) and $(6,364), respectively to income from operations and $(1,250) and $(3,251), respectively to net income (loss) from previously issued financial statements of integration expenses related to acquisitions of Swan and Elm. These expenses were previously recorded as reductions to the integration reserve liability. For the year ended June 27, 2003 total integration costs were approximately $11,200. These costs related to reconfiguration and realignment of acquired facilities to conform to the Company's current production and product standards.

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