Form 10-K
period 2004-07-02
TEKNI PLEX INC
filed 2004-10-15
CIK 1039542

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ______________________

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 2, 2004

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO

                        COMMISSION FILE NUMBER 333-28157

                                ________________

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

================================================================================

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

      In October 2000, we acquired substantially all the assets of the Super Plastics division of RCR International Inc. Super Plastics is primarily a manufacturer of garden hose and has a manufacturing facility in Mississauga, Ontario, Canada. The Super Plastics operations have been integrated with and into our garden hose business.

      In October 2001, we acquired substantially all of the assets of the garden hose business of Mark IV Industries, Inc. which operates under the name Swan Hose. Swan, which has one manufacturing facility located in Bucyrus, Ohio, enhanced Tekni-Plex's geographic coverage of the North American garden hose market. The Swan operations have been integrated with and into our garden hose business.

      In July 2002, we acquired substantially all of the assets of Elm Packaging Company. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The Elm acquisition significantly increases our capacity to produce foamed polystyrene products primarily for customers in the food packaging and foodservice markets.

      In July 2004, we acquired the egg carton business of Genpak and we have integrated this business into our food packaging operations.

DESCRIPTION OF SEGMENTS

      See footnote 14 of our July 2, 2004 audited financial statements.

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

      - Strong market positions in core businesses. We have a strong market presence in our core product lines. The following table shows what we believe to be our market position in the U.S. in our primary product lines:

                             PRODUCT MARKET POSITION

Vinyl medical device materials..................................................  1
Vinyl medical tubing............................................................  1
Laminated, clear, high barrier pharmaceutical blister packaging.................  1
Multi-layered co-extruded and laminated closure liners..........................  1
Garden and irrigation hose......................................................  1
Precision tubing and gaskets for aerosol packaging..............................  1
Egg cartons.....................................................................  1
Foam processor trays............................................................  2

      - Experienced management team. Our management team has been successful in selecting and integrating strategic acquisitions as well as improving underlying business fundamentals. After significantly improving the business of Tekni-Plex following our 1994 acquisition, management successfully integrated both the Flemington and Dolco operations during 1996, the latter being a public company then nearly twice our size. During the same period, our Brooklyn operation was successfully merged into our Flemington plant. In 1997, we acquired and integrated the PurePlast operations. In 1998, we acquired PureTec, a public company then more than twice our size. In 1999, we acquired and integrated the assets and business of Tri-Seal and Natvar. In 2000, we acquired and integrated all of the assets of the Super Plastics division of RCR International, Inc. In 2001, we acquired and integrated the Swan Hose business of Mark IV Industries, Inc. In 2002, we acquired the assets and business of Elm Packaging. Management has substantially improved the operating margins of each of these acquisitions. Members of our management team have integrated acquisitions, effected turnarounds, provided strategic direction and leadership, increased sales and market share, improved manufacturing efficiencies and productivity, and developed new technologies to enhance the competitive strengths of the companies they have managed.

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

      - Strong equity sponsorship. We have obtained a strong equity commitment from co-investors in conjunction with the recapitalization in June 2000. New investors agreed to $269.6 million in aggregate equity commitments to Tekni-Plex Partners, of which $167.0 million was contributed to consummate the recapitalization in June 2000. The remaining $102.6 million was contributed in conjunction with our acquisitions of Super Plastics, Mark IV's Swan Division, and Elm Packaging. In fiscal 2004 we raised an additional $22.5 million of new equity from a combination of new and existing investors. In connection with the recapitalization, all members of our current management maintained their entire equity investment.

EMPLOYEES

      We have approximately three thousand two hundred employees. A portion of our employees are represented by labor unions, and we believe our labor relations with those unions are good.

BUSINESS STRATEGY

      We seek to maximize our profitability and growth and take advantage of our competitive strengths by pursuing the following business strategy:

      - Ongoing cost reduction through technical process improvement. We have an ongoing program to improve manufacturing and other processes in order to drive down costs. Examples of cost improvement programs include:

            - material and energy conservation through enhanced process controls and advanced product design;

            - reduction in machine set-up time through the use of proprietary technology;

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

      - Growth through international expansion. We believe that there is significant opportunity to expand our international sales, which currently represent approximately 14.2% of our total revenues. At present, we have manufacturing operations with attached sales offices in Belgium, Italy, The United Kingdom, Canada and Argentina. We have a regional sales office in Singapore covering southeast Asia, including the People's Republic of China. In addition, we have manufacturing liaisons and strategic supplier agreements in Japan, Germany and Italy and a manufacturing licensee in Japan. We have recently added sales representatives for Jordan, Saudi Arabia and the United Arab Emirates as well as in the Philippines and India to our existing representatives in Australia/New Zealand, South Africa, Central America, Brazil, Mexico, Chile, China (including Hong Kong), Taiwan, Greece and Turkey. We believe that our growing international presence, which is a combination of our own regional manufacturing and sales forces and independent sales representatives, will continue to generate opportunities to increase our sales.

PACKAGING SEGMENT

      The Packaging segment of our business had revenues of $306.1 million (48.2% of total revenues) for the year ended July 2, 2004 and $291.8 million (47.8% of total revenues) for the year ended June 27, 2003. Further details of the major markets served by this segment are given below:

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

TUBING SEGMENT

      The Tubing Products segment of our business had revenues of $210.2 million (33.1% of total revenues) for the year ended July 2, 2004 and $209.7 million (34.3% of total revenues) for the year ended June 27, 2003. Further details of the major markets served by this segment are given below:

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

                                                                                                              APPROXIMATE
                LOCATION                           PRIMARY FUNCTION                                           SQUARE FEET
                --------                           ----------------                                           -----------
Auburn, Maine(2)...........................   Manufacturing                                                      24,000
Belfast, Northern Ireland..................   Manufacturing                                                      47,580
Blauvelt, New York(6)......................   Manufacturing                                                      56,400
Burlington, New Jersey.....................   Manufacturing                                                     124,000
Bucyrus, Ohio..............................   Manufacturing                                                     587,649
Buenos Aires, Argentina(4).................   Manufacturing and warehouse                                        12,900
Cambridge, Ontario, Canada.................   Manufacturing and warehouse                                        40,000
City of Industry, California(7)............   Manufacturing                                                     110,000
Clayton, North Carolina....................   Manufacturing                                                      99,665
Clinton, Illinois..........................   Manufacturing                                                      69,000
Columbus, Ohio(3)..........................   Sales Offices                                                       3,761
Coppell, Texas(4)..........................   Executive Offices                                                   3,125
Dallas, Texas..............................   Manufacturing                                                     139,000
Decatur, Indiana...........................   Manufacturing                                                     187,000
East Farmingdale, New York(4)..............   Manufacturing                                                      56,556
East Farmingdale, New York (4).............   Warehouse                                                          11,000
Erembodegem (Aalst), Belgium...............   Manufacturing                                                     125,667
Flemington, New Jersey.....................   Manufacturing                                                     145,000
Fullerton, California (9)..................   Manufacturing and warehouse                                        60,250
Harrison, New Jersey(5)....................   Warehouse                                                         135,501
Huntingdon, Tennessee (3)..................   Warehouse                                                          25,000
Lawrenceville, Georgia.....................   Manufacturing                                                     150,000
Lawrenceville, Georgia(3)..................   Warehouse                                                          13,000
Livonia, Michigan(1).......................   Warehouse                                                           7,240
McKenzie, Tennessee........................   Manufacturing and warehouse                                        60,000
Memphis, Tennessee(6)......................   Manufacturing and warehouse                                       149,800
Memphis, Tennessee(2)......................   Warehouse                                                          50,000
Milan (Gaggiano), Italy(4).................   Warehouse                                                          12,920
Milan (Gaggiano), Italy....................   Manufacturing                                                      14,900
Milan (Gaggiano), Italy....................   Manufacturing                                                      25,800
Milan (Rosate), Italy(6)...................   Manufacturing                                                      24,000
Mississauga, Ontario, Canada(10)...........   Manufacturing                                                     118,196
Mississauga, Ontario, Canada(5)............   Manufacturing                                                     100,000
Piscataway, New Jersey(5)..................   Manufacturing                                                     155,000
Ridgefield, New Jersey.....................   Manufacturing                                                     330,000
Rockaway, New Jersey.......................   Manufacturing                                                      90,550
Schaumburg, Illinois(12)...................   Manufacturing                                                      59,100
Schiller Park, Illinois....................   Manufacturing                                                      15,232
Shelby, Ohio(7)............................   Warehouse                                                         350,000
Singapore(1)...............................   Sales Office                                                          550
Somerville, New Jersey.....................   Manufacturing                                                     172,000
Sparks, Nevada(8)..........................   Manufacturing                                                     448,000
Tonawanda, New York(8).....................   Manufacturing                                                      32,000
Troy, Ohio(6)..............................   Manufacturing and warehouse                                       200,000
Waco, Texas................................   Manufacturing                                                     104,600
Wenatchee, Washington......................   Manufacturing                                                      97,000
Wenatchee, Washington(6)...................   Warehouse                                                          26,200
Wenatchee, Washington(1)...................   Warehouse                                                           8,000

------------------

(Years relate to calendar years)

(1)   Leased on a month-to-month basis.

(2)   Lease expires in 2004.

(3)   Lease expires in 2005.

(4)   Lease expires in 2006.

(5)   Lease expires in 2007.

(6)   Lease expires in 2008.

(7)   Lease expires in 2009.

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

                                                                                     YEARS ENDED
                                                          ----------------------------------------------------------------
                                                           JUNE 30,     JUNE 29,      JUNE 28,      JUNE 27,     JULY 2,
                                                             2000        2001           2002         2003         2004
                                                          ----------   ----------    -----------   ----------   ----------
                                                                                (DOLLARS IN THOUSANDS)
INCOME STATEMENT DATA:
Net sales.............................................    $  524,817   $  525,837    $   577,749   $  610,663   $  635,642
Cost of goods sold....................................       394,480      399,836        430,457      459,471      527,646
Gross profit..........................................       130,337      126,001        147,292      151,192      107,996
Integration Expense                                               --           --             --       11,164        7,775
Selling, general and administrative expenses..........        58,343       60,999         69,444       61,600       69,159
Income from operations................................        71,994       65,002         77,848       78,428       31,062
Interest expense, net(a)..............................        73,821       76,569         70,934       71,266       84,451
Unrealized loss (gain) on derivative contracts........            --       13,891          7,830        1,997      (10,654)
Other expense (income)................................         4,705          605             (6)        (531)         605
Pre-tax income (loss).................................        28,842      (26,063)          (910)       5,696      (43,340)
Income tax provision (benefit)........................        14,436       (7,069)         5,677        2,306       11,121
Net income (loss).....................................       (20,968)     (18,994)        (6,587)       3,390      (54,461)
BALANCE SHEET DATA (AT PERIOD END):
Working capital.......................................       145,879      199,129    $   218,919      249,665      229,876
Total Assets..........................................       574,789      621,494        691,963      784,764      747,682
Total debt (including current portion)................       651,593      678,150        692,821      729,484      734,007

Stockholders' equity (deficit)........................      (149,150)    (134,697)       (91,111)     (64,811)    (101,035)
OTHER FINANCIAL DATA:
Depreciation and amortization.........................        34,748       37,670    $    39,863       28,342       32,304
Capital expenditures..................................        16,258       17,116         24,653       32,232       30,128
Cash flows:
From operations.......................................         9,485       (3,266)         7,922       15,029       (7,364)
From investing........................................       (16,905)     (26,777)       (88,446)     (49,994)     (34,126)
From financing........................................        (1,687)      62,180         64,092       54,203       23,513

-------------------

(a) In connection with the adoption of SFAS 145, included in interest expense for the year ended June 30, 2000 is approximately $35,374 comprised of prepayment penalties and other interest costs of $39,303, the write-off of deferred financing costs of $16,696 and other fees of $1,325, net of a tax benefit of $21,950. For the period ended July 2, 2004, interest expense included a $5,000 reduction in deferred financing costs.

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

                         SELECTED FINANCIAL INFORMATION
                            (PERCENTAGE OF NET SALES)

                                                                     YEARS ENDED
                                                          ------------------------------------
                                                          JUNE 28,        JUNE 27,     JULY 2,
                                                            2002            2003        2004
                                                          --------        --------     -------
Net sales...........................................       100.0%          100.0%       100.0%
Cost of sales.......................................        74.5            75.2         83.0
Gross profit........................................        25.5            24.8         17.0
Integration Expense.................................                         1.8          1.2
Selling, general and administrative expenses........        12.0            10.1         10.9
Income from operations..............................        13.5            12.8          4.9
Interest expense....................................        12.3            11.7         13.3
Provision (Benefit) for income taxes................         1.0             0.4          1.7
Net income (loss)...................................        (1.1)            0.6         (8.6)
Depreciation and amortization.......................         6.9             4.6          5.1

YEAR ENDED JULY 2, 2004 COMPARED TO THE YEAR ENDED JUNE 27, 2003

      Net Sales, increased to $635.6 million for the year ended July 2, 2004 from $610.7 million for the year ended June 27, 2003, representing an increase of $25.0 million or 4.1%. Our Packaging Segment reported a 4.9% increase in Net Sales to $306.1 million in the fiscal year ended July 2, 2004 compared to $291.8 million in the fiscal year ended June 27, 2003. Our Tubing Products Segment's Net Sales increased 0.3%, to $210.2 million from $209.7 million last year. Net Sales for our other products increased to $119.3 million in the current year from $109.2 million in the previous year, which represents a 9.2% increase.

      Cost of Goods Sold, increased to $527.6 million for the year ended July 2, 2004 from $459.5 million for the year ended June 27, 2003. Expressed as a percentage of Net Sales, Cost of Goods Sold increased to 83.0% of Net Sales for the year ended July 2, 2004 compared to 75.2% for the year ended June 27, 2003, primarily due to significantly higher raw material costs.

      Gross Profit, as a result, decreased to $108.0 million for the year ended July 2, 2004 from $151.2 million for the year ended June 27, 2003. The ratio of Gross Profit to Net Sales decreased to 17.0% for the year ended July 2, 2004 from 24.8% for the year ended June 27, 2003. Our Packaging Segment Gross Profit decreased by $5.5 million to $82.8 million from $88.3 million in the fiscal year ended July 2, 2004 primarily due to a lower margin product mix for our foam products as well as significantly higher raw material costs. This was partially offset by strong performances by our other packaging businesses. Measured as a percentage of Net Sales our Packaging Segment Gross Profit decreased to 27.1% for the year ended July 2, 2004 from 30.3% for the year ended June 27, 2003. Our Tubing Products Segment Gross Profit decreased to $20.6 million for the year ended July 2, 2004 from $52.9 million in the fiscal year ended June 27, 2003. Measured as a percentage of Net Sales our Tubing Products Segment Gross Profit decreased to 9.8% for the year ended July 2, 2004 from 25.2% for the year ended June 27, 2003. This decline was largely due to higher raw material cost at our Garden Hose unit which could not be passed through to our customers during the fiscal year. In addition, we wrote-down our inventory by $4.6 million to reflect market values for some garden hoses that were less than our cost and we adjusted our estimates of accruals for rebates, discounts and sales allowances resulting in an $8.0 million increase in our reserves. Gross Profit for our other products declined to $4.5 million in the current fiscal year from $10.0 million in the previous year. Measured as a percentage of Net Sales, other Gross Profit decreased to 3.8% in the current fiscal year from 9.2% in the previous year primarily due to our inability to fully pass through significantly higher raw material costs.

      Selling, General and Administrative Expenses increased to $69.2 million for the year ended July 2, 2004 from $61.6 million for the year ended June 27, 2003 primarily due to a charge of $10 million from a write-off in goodwill associated with our specialty resin operations. The resultant ratio to Net Sales increased to 10.9% for the year ended July 2, 2004 from 10.1% for the year ended June 27, 2003.

      Operating Profit, as a result of the above, decreased to $31.1 million in the current fiscal year compared to $78.4 million in the previous year. Measured as a percentage of Net Sales, Operating Profit decreased to 4.9% in fiscal 2004 from 12.8% in fiscal 2003. Our Packaging Segment Operating Profit decreased to $54.0 million from $60.2 million last year. Measured as a percentage of Net Sales, Packaging Segment Operating Profit decreased to 17.7% in the year ended July 2, 2004 compared to 20.6% in the previous year. Our Tubing Products Segment Operating Profit decreased to $6.5 million from $35.4 million in the year ended July 2, 2004. Measured as a percentage of Net Sales, Tubing Products Segment Operating Profit decreased to 3.1% from 16.9% last year. Operating Profit for our other products declined to a ($11.8) million loss in the current year from a $3.5 million gain in the previous year largely due to a $10.0 million write-down of goodwill associated with our Specialty Resin operations. Measured as a percentage of Net Sales, other Operating Profit declined to a (9.9%) loss in the current fiscal year from a 3.2% gain in the previous fiscal year.

      Interest Expense, increased to $84.5 million for the fiscal year ending July 2, 2004 from $71.3 million for the fiscal year ending June 27, 2003 primarily due to higher interest rates as well as the write-off of $5.0 million of deferred financing costs resulting from the early retirement of some of our term loans. The unrealized (gain) loss on derivative obligations reflected a ($10.7) million gain in the current fiscal year compared to a $2.0 million loss in the previous fiscal year.

      Depreciation and Amortization Expense, increased to $32.3 million or 5.1% of Net Sales for the fiscal year ending July 2, 2004 from $28.3 million or 4.6% of Net Sales for the fiscal year ending June 27, 2003.

      The provision for income taxes increased to $11.1 million in the current fiscal year from $2.3 million in the previous year primarily due to $7.0 million reduction in our deferred tax asset. In addition, the company increased its reserve on deferred taxes by approximately 15.0 million to reserve for deferred taxes generated by 4th Quarter losses.

      Net Income (loss), as a result, was a loss of ($54.5) million or (8.6%) of Net Sales for the fiscal year ending July 2, 2004 compared to income of $3.4 million or 0.6% of Net Sales for the year ending June 27, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

      For the year ended July 2, 2004, net cash used by operating activities was $(7.4) million compared to $15.0 million of cash provided by operating activities in the prior year. The $22.4 million decrease was due primarily to lower earnings. Various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

      Working capital at July 2, 2004 was $229.9 million compared to $249.7 million at June 27, 2003. The decrease was primarily caused by lower borrowings on the revolver and lower inventories.

      As of July 2, 2004, we had an outstanding balance of $76.0 million under our $100.0 million revolving credit line of our existing credit facility. This was a decrease of $15.0 million from the $91.0 million outstanding balance as of June 27, 2003. The decrease in revolver borrowings resulted from the use of cash to reduce the revolver balance in fiscal 2004 compared to fiscal 2003.

      In March of 2004 we raised $10.5 million of equity from a new investor and in July of 2004 we raised an additional $12 million of equity from an existing investor.

      Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the years ended July 2, 2004, June 27, 2003 and June 29, 2001 were $30.1 million, $32.2 million and $24.7 million, respectively.

      In June 2000, Tekni-Plex entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. Accordingly, we recorded an unrealized (gain) loss from derivative transactions of ($10.7) million and $2.0 million in fiscal years 2004 and 2003, respectively.

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

      Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which require a minimum consolidated EBITDA, as defined in the debt agreement, minimum fixed charge coverage ratio and a minimum leverage ratio. We have amended certain of such covenants, as a result of violations, for the period ending July 2, 2004 and future periods. In connection with that amendment, the interest rate margins of the credit facilities have been increased by approximately 50 basis points.

      At July 2, 2004, the Company's contractual obligations for borrowings are as follows:

                                     LONG-TERM
    PAYMENTS DUE BY PERIOD             DEBT               LEASES              TOTAL
    ----------------------           ---------          -----------         ----------
                                                      (IN THOUSANDS)
Less than 1 year.................   $     2,121         $     8,037         $  10,158
Year 2...........................        77,076               7,844            84,920
Year 3...........................        35,145               7,411            42,556
Year 4...........................        35,161               6,028            41,189
Year 5...........................           380               4,577             4,957
After 5 years....................       584,124              16,822           600,946

      Not included in this table is interest expense and a contractural obligation under a derivative contract with a liability of $13.1 million at July 2, 2004.

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

      The Company records inventories at the lower of cost (weighted average) or market. We record inventory reserves to reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves may be required. At the end of fiscal 2004, we reduced our inventory by approximately $4.6 million to reflect market values that were lower than cost.

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

      The Company has intangible assets related to acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and required adjustments to recorded asset balances. We adopted SFAS 142, which requires us to cease amortization of goodwill, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No.
142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. As a result of impairment tests being performed at the end of 2004, the Company recorded an impairment charge of $10.0 million associated with its Specialty Resin operations.

      In performing the above noted goodwill impairment testing, the Company uses a measure of fair value based on an evaluation of future discounted cash flows. This evaluation utilized what management believes to be the best information available in the circumstances, including what management believes to reasonable and supportable assumptions and projections. Such assumptions are consistent with those utilized in the Company's annual planning process and appropriately take into account managements' initiatives to improve operational efficiencies. If these turnaround initiatives do not achieve their earning objectives, the assumptions and estimates underlying this goodwill impairment evaluation could be modified in the future leading to further impairment in the recorded value of goodwill.

      The Company records a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would not be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our recent financial performance, In fiscal 2004 we created a valuation allowance that reduced our deferred tax asset by approximately $7.0 million.

      The Company makes estimates of sales rebates and allowances related to current period product revenue. Management analyzes historical trends, current economic conditions, and compliance with written agreements when evaluating the adequacy of the reserve for sales rebates and allowances. Management judgments and estimates must be made and used in connection with establishing the sales rebates and allowances in any accounting period. Based on investigation and review of charge backs, at the end of fiscal 2004 we modified our estimates for sales rebates and allowances, increasing this accrual by $8.0 million.

NEW ACCOUNTING PRONOUNCEMENTS

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

INFLATION

      During fiscal 2004, we contended with significant and rapidly rising raw material prices. Over, the long term, we believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At July 2, 2004 and June 27, 2003 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $153.0 million and $416.6 million respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $1.5 million and $4.2 million respectively, on the Company's earnings and cash flows based upon these year-end debt levels. To ameliorate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements for a notional amount of $344.0 million.

ITEM 8. FINANCIAL STATEMENTS

      The financial statements commence on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 9a. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended July 2, 2004, the Company's independent auditors, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "reportable conditions", as defined under standards established by the American Institute of Certified Public Accountants or AICPA:

      o Lack of quantity of staff which led to issues related to timeliness of financial reporting and year end closing process.

      o Lack of quantity of staff which led to issues related to process related to estimating chargeback reserves and inventory lower of cost or market analysis, including preparation and review of analysis.

Reportable conditions are matters coming to the attention of the independent auditors that in their judgment, relate to significant deficiencies in the design or operation of internal controls and could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be "material weaknesses" that, by themselves or in a combination, may increase the possibility that a material misstatement in our financial statements might not be prevented or detected by our employees in the normal course of performing their assigned functions.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures as of July 2, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer determined that the deficiencies identified by BDO could cause the Company's disclosure controls and procedures to be less effective at a reasonable assurance level than was desirable. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure timeliness of financial reporting as well as reviewing our estimates of chargeback reserves and inventory on a more frequent basis. The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

Other than for the matters discussed above, the Company's Chief Executive Officer and Chief Financial Officer have determined that the Company's internal controls and procedures were effective as of the end of the period covered by this report. In the fourth quarter of fiscal 2004, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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


                       NAME                                AGE                      POSITION
                       ----                                ---                      --------
Dr. F. Patrick Smith.................................      56        Chairman of the Board and Chief Executive Officer
Kenneth W.R. Baker...................................      60        President, Chief Operating Officer and Director
Arthur P. Witt.......................................      74        Corporate Secretary and Director
John S. Geer.........................................      58        Director
J. Andrew McWethy....................................      63        Director
Michael F. Cronin....................................      50        Director

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

                           SUMMARY COMPENSATION TABLE

                                                              FISCAL                                    STOCK         OTHER ANNUAL
              NAME & PRINCIPAL POSITION                        YEAR        SALARY         BONUS        OPTIONS       COMPENSATION(a)
              -------------------------                       ------       ------         -----        -------       ---------------
Dr. F. Patrick Smith....................................       2004     $ 6,655,000    $       --         --            $ 16,000
Chairman and Chief Executive Officer                           2003       6,050,000            --         --              16,000
                                                               2002       5,500,000            --         --              16,000

Mr. Kenneth W.R. Baker..................................       2004     $ 3,327,500    $       --         --            $  9,000
President and Chief Operating Officer                          2003       3,025,000            --         --               9,000
                                                               2002       2,750,000            --         --               9,000

Mr. James E. Condon.....................................       2004     $   540,000    $  175,000         --            $  7,200
  Vice President and Chief Financial                           2003         500,000       140,000         --               7,200
   Officer                                                     2002         400,000       105,000         --               7,200

(a) Includes amounts reimbursed during the fiscal year for payment of taxes, auto expense, membership fees, etc.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                                           PERCENT OF                                     ANNUAL RATES OF
                                            NUMBER OF        TOTAL         EXERCISE                         STOCK PRICE
                                           SECURITIES     OPTIONS/SARS     OR BASE                       APPRECIATION FOR
                                           UNDERLYING      GRANTED TO       PRICE                           OPTION TERM
                                          OPTIONS/SARS    EMPLOYEES IN       PER      EXPIRATION       --------------------
                    NAME                     GRANTED       FISCAL YEAR      SHARE        DATE            5%            10%
                    ----                  ------------    ------------     --------   ----------       ------         ----
Dr. F. Patrick Smith...................        --              --%           --           --             --            --
Kenneth W.R. Baker.....................        --              --%           --           --             --            --
James E. Condon........................        --              --%           --           --             --            --

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                                                   NUMBER OF
                                                                                                  SECURITIES         VALUE ($000)
                                                                                                  UNDERLYING        OF UNEXERCISED
                                                                                                  UNEXERCISED        IN-THE-MONEY
                                                                                                 OPTIONS/SARS        OPTIONS/SARS
                                                                                                   AT FY-END           AT FY-END
                                                         SHARES ACQUIRED                         EXERCISABLE/        EXERCISABLE/
                        NAME                               ON EXERCISE       VALUE REALIZED      UNEXERCISABLE       UNEXERCISABLE
                        ----                             ---------------     --------------      -------------      --------------
Dr. F. Patrick Smith..............................            --                   --                 --                --/--
Kenneth W.R. Baker................................            --                   --                 --                --/--
James E. Condon...................................            --                   --                 --                --/--

EMPLOYMENT AGREEMENTS

      In June 2000, Dr. Smith and Mr. Baker entered into amended and restated employment agreements that currently expire June 29, 2007 and contain renewal provisions. The employment agreements provide for a 10% annual salary increase.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Tekni-Plex Partners LLC holds approximately 94.0% (approximately 91.7% on a fully diluted basis) and MST/TP Partners LLC holds approximately 6.0% (approximately 5.8% on a fully diluted basis) of Tekni-Plex's outstanding common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by our independent accountants, BDO Seidman LLP, is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

      Audit and audit-related fees billed or expected to be billed to us by BDO Seidman LLP for the audit of the financial statements included in our Annual Report on Form 10-K and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended July 2, 2004 and June 27, 2003 totaled approximately $740,000 and $63,500 and $720,000 and $50,000, respectively. Audit related fees include reviews of Form 10-Q, offering and SEC comment letters.

      Tax preparation, review, and advisory services billed or expected to be billed to us by BDO for the fiscal years ended July 2, 2004 and June 27, 2003 totaled approximately $411,000 and $367,000, respectively.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

                                                TEKNI-PLEX, INC.

                                                By:    /s/ F. PATRICK SMITH
                                                    ---------------------------
                                                         F. Patrick Smith
                                                    Chairman of the Board and
                                                     Chief Executive Officer

Dated: October 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By:     /s/ JAMES E. CONDON
                                                    ----------------------------
                                                          James E. Condon
                                                      Chief Financial Officer

Dated: October 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on August , 2004.

         SIGNATURE                                TITLE
---------------------------    --------------------- ---------------------------
   /s/ F. PATRICK SMITH        Chairman of the Board and Chief Executive Officer
---------------------------
     F. Patrick Smith

  /s/ KENNETH W.R. BAKER      President and Chief Operating Officer and Director
---------------------------
    Kenneth W.R. Baker

    /s/ ARTHUR P. WITT                 Corporate Secretary and Director
---------------------------
      Arthur P. Witt

     /s/ JOHN S. GEER                              Director
---------------------------
       John S. Geer

  /s/ J. ANDREW MCWETHY                            Director
---------------------------
    J. Andrew McWethy

  /s/ MICHAEL F. CRONIN                            Director
---------------------------
    Michael F. Cronin

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

--------------------------------
 * Filed previously as an Exhibit to the Form S-4 (File No. 333-43800) filed on August 15, 2000.

**   Filed herewith.

                                TEKNI-PLEX, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS

                          YEARS ENDED JULY 2, 2004, JUNE 27, 2003, JUNE 28, 2002

                                                                TEKNI-PLEX, INC.

                                                                        CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                            3

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                                  4
   Statements of operations                                                        5
   Statements of stockholders' deficit                                             6
   Statements of cash flows                                                        7
   Notes to financial statements                                                8-53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE  54

SUPPLEMENTAL SCHEDULE:
   Valuation and qualifying accounts and reserves                                 55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its subsidiaries (the "Company") as of July 2, 2004 and June 27, 2003, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended July 2, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its subsidiaries as of July 2, 2004 and June 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company changed its policy of accounting for goodwill in 2002 as required by Financial Accounting Standards Board Statement Number 142, "Goodwill and Other Intangible Assets."

/s/ BDO Seidman, LLP
Woodbridge, New Jersey

October 3, 2004

                                                                TEKNI-PLEX, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JULY 2, 2004      June 27, 2003
                                                                                ------------      -------------
ASSETS
CURRENT:
   Cash and cash equivalents                                                    $     29,735      $      48,062
   Accounts receivable, net of an allowance of $8,408 and $8,398 for
      possible losses and sales allowances                                           138,109            135,719
   Inventories                                                                       153,807            161,333
   Deferred income taxes                                                                   -              6,735
   Prepaid expenses and other current assets                                           6,355              7,939
                                                                                ------------      -------------
              TOTAL CURRENT ASSETS                                                   328,006            359,788
PROPERTY, PLANT AND EQUIPMENT, NET                                                   182,749            179,521
INTANGIBLE ASSETS, NET INCLUDING GOODWILL OF $198,532 AND $209,189
RESPECTIVELY                                                                         207,278            213,152
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $9,122 AND $6,899         9,652             11,851

DEFERRED INCOME TAXES                                                                 18,793             19,172
OTHER ASSETS                                                                           1,204              1,280
                                                                                ------------      -------------
                                                                                $    747,682      $     784,764
                                                                                ============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long term debt                                            $      2,121      $      16,709
   Accounts payable                                                                   54,312             52,371
   Accrued payroll and benefits                                                       10,945              9,525
   Accrued interest                                                                    6,763              6,317
   Accrued integration reserve                                                         2,444              5,000
   Accrued liabilities - other                                                        19,692             14,143
   Income taxes payable                                                                1,853              6,058
                                                                                ------------      -------------
              TOTAL CURRENT LIABILITIES                                               98,130            110,123
LONG-TERM DEBT, LESS CURRENT PORTION                                                 731,886            712,775
OTHER NON-CURRENT LIABILITIES                                                         18,701             26,677
                                                                                ------------      -------------
              TOTAL LIABILITIES                                                      848,717            849,575
                                                                                ------------      -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value, authorized 20,000 shares, issued 1,008
      at July 2, 2004 and June 27, 2003                                                    -                  -
   Additional paid-in capital                                                        210,518            188,018
   Accumulated other comprehensive loss                                               (6,000)            (1,737)
   Accumulated deficit                                                               (85,030)           (30,569)
   Less treasury stock at cost, 431 shares                                          (220,523)          (220,523)
                                                                                ------------      -------------
              TOTAL STOCKHOLDERS' DEFICIT                                           (101,035)           (64,811)
                                                                                ------------      -------------
                                                                                $    747,682      $     784,764
                                                                                ============      =============

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (DOLLARS IN THOUSANDS)

                    Years ended                            JULY 2, 2004  June 27, 2003  June 28, 2002
                    -----------                            ------------  -------------  -------------
NET SALES                                                   $  635,642     $  610,663     $  577,749
COST OF SALES                                                  527,646        459,471        430,457
                                                            ----------     ----------     ----------
              GROSS PROFIT                                     107,996        151,192        147,292
OPERATING EXPENSES:
   Selling, general and administrative                          69,159         61,600         69,444
   Integration expenses                                          7,775         11,164              -
                                                            ----------     ----------     ----------
              INCOME FROM OPERATIONS                            31,062         78,428         77,848
OTHER (INCOME) EXPENSES:
   Interest, net                                                84,451         71,266         70,934
   Unrealized loss (gain) on derivative contracts              (10,654)         1,997          7,830
   Other                                                           605           (531)            (6)
                                                            ----------     ----------     ----------
              INCOME (LOSS) BEFORE PROVISION
                FOR INCOME TAXES                               (43,340)         5,696           (910)
PROVISION FOR INCOME TAXES                                      11,121          2,306          5,677
                                                            ----------     ----------     ----------
NET INCOME (LOSS)                                           $  (54,461)    $    3,390     $   (6,587)
                                                            ==========     ==========     ==========

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                          (DOLLARS IN THOUSANDS)

                                                                             Accumulated
                                                              Additional       Other
                                                               Paid-In      Comprehensive   Accumulated   Treasury
                                               Common stock    Capital          Loss          Deficit       Stock          TOTAL
                                               ------------   ----------     ------------   -----------   --------         -----
BALANCE, JUNE 29, 2001                                -           120,176         (7,039)       (27,372)    (220,462)      (134,697)
Net loss                                              -                 -              -         (6,587)           -         (6,587)
Foreign currency translation                          -                 -          3,319              -            -          3,319
Unrealized loss on pension plan, net of tax           -                 -         (3,085)             -            -         (3,085)
                                                                                                                        -----------
Comprehensive loss                                    -                 -              -              -            -         (6,353)
Acquisition of shares                                 -                 -              -              -          (61)           (61)
Capital contributions                                 -            50,000              -              -            -         50,000
                                                  -----       -----------    -----------    -----------  -----------    -----------
BALANCE, JUNE 28, 2002                                            170,176         (6,805)       (33,959)    (220,523)       (91,111)
Net income                                            -                 -              -          3,390            -          3,390
Foreign currency translation                          -                 -          6,320              -            -          6,320
Unrealized loss on pension plan                       -                 -         (1,252)             -            -         (1,252)
                                                                                                                        -----------
  Comprehensive income                                -                 -              -              -            -          8,458
Capital contributions                                 -            17,842              -              -            -         17,842
                                                  -----       -----------    -----------    -----------  -----------    -----------
BALANCE, JUNE 27, 2003                                -           188,018         (1,737)       (30,569)    (220,523)       (64,811)
Net loss                                              -                 -              -        (54,461)           -        (54,461)
Foreign currency translation                          -                 -           (771)             -            -           (771)
Unrealized loss on pension plan                       -                 -         (3,492)             -            -         (3,492)
                                                                                                                        -----------
   Comprehensive loss                                 -                 -              -              -            -        (58,724)
Capital contributions                                 -            22,500              -              -            -         22,500
                                                  -----       -----------    -----------    -----------  -----------    -----------
BALANCE, JULY 2, 2004                                 -       $   210,518    $    (6,000)   $   (85,030) $  (220,523)   $  (101,035)
                                                  =====       ===========    ===========    ===========  ===========    ===========

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (DOLLARS IN THOUSANDS)

                         Years ended                               JULY 2, 2004   June 27, 2003   June 28, 2002
                         -----------                               ------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $    (54,461)   $     3,390     $    (6,587)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation                                                     25,377         24,615          20,981
        Amortization                                                      6,927          3,727          18,882
        Goodwill impairments                                             10,000              -               -
        Unrealized (gain) loss on derivative contracts                  (10,654)         1,997           7,830
        Provision for bad debts                                           2,316          2,350             484
        Deferred income taxes                                             7,290         (2,547)          1,234
        Loss on sale of assets                                              177              -               -
        Changes in assets and liabilities, net of acquisitions:
              Accounts receivable                                        (4,806)         4,388         (35,632)
              Inventories                                                 7,305        (40,372)          4,226
              Prepaid expenses and other current assets                     129           (567)            866
              Other assets                                                   76           (202)            (50)
              Accounts payable and other current liabilities              2,600         13,630          (6,136)
              Income taxes payable                                       (2,318)         4,625           5,419
              Other liabilities                                           2,678             (5)         (3,595)
                                                                   ------------    -----------     -----------
                NET CASH PROVIDED BY (USED IN) OPERATING
                   ACTIVITIES                                            (7,364)        15,029           7,922
                                                                   ------------    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                          (5,780)       (16,762)        (63,624)
   Capital expenditures                                                 (29,472)       (32,232)        (24,653)
   Cash proceeds from sale of assets                                      1,346              -               -
   Additions to intangibles                                                (220)        (1,000)           (169)
                                                                   ------------    -----------     -----------
                NET CASH USED IN INVESTING ACTIVITIES                   (34,126)       (49,994)        (88,446)
                                                                   ------------    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                     (15,000)        45,000         (19,000)
   Proceeds from long-term debt                                         267,438          1,116          40,747
   Repayments of long-term debt                                        (248,658)        (9,755)         (7,440)
   Proceeds from capital contributions                                   22,500         17,842          50,000
   Debt financing costs                                                  (2,767)             -            (154)
   Purchase of treasury stock                                                 -              -             (61)
                                                                   ------------    -----------     -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                23,513         54,203          64,092
                                                                   ------------    -----------     -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    (350)           625             (14)
                                                                   ------------    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (18,327)        19,863         (16,446)
CASH, BEGINNING OF PERIOD AND CASH EQUIVALENTS                           48,062         28,199          44,645
                                                                   ------------    -----------     -----------
CASH, END OF PERIOD AND CASH EQUIVALENTS                           $     29,735    $    48,062     $    28,199
                                                                   ============    ===========     ===========

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

1. SUMMARY OF ACCOUNTING POLICIES     Nature of Business

                                      Tekni-Plex, Inc. and its subsidiaries
                                      ("Tekni-Plex" or the "Company") is a
                                      global, diversified manufacturer of
                                      packaging, packaging products, and
                                      materials as well as tubing products. The
                                      Company primarily serves the food,
                                      healthcare and consumer markets. The
                                      Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company's operations are aligned under three primary business groups: Packaging, Tubing Products, and other.

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

                                      Accounts Receivable and Allowance for
                                      Possible Losses

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

                                      Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for possible losses. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for possible losses as of July 02, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

                                      Inventories

                                      Inventories are stated at the lower of
                                      cost (weighted average) or market.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

                                      Revenue Recognition

                                      The Company recognizes revenue when title and risk of loss has transferred to the customer which is generally when goods are shipped to customers. The Company provides for returned goods and volume rebates on an estimated basis based upon agreements and past experience.

                                      Sales Allowances

                                      The Company accounts for sales allowances, including volume rebates and advertising programs, on an accrued basis as a reduction in net revenue according to Emerging, Task Force Issue ("EITF") 01-09 "Accounting for consideration given by a vendor to a customer or a reseller of the vendor's products" in the period in which the sales are recognized.

                                      Shipping and Handling Costs

                                      Shipping and handling costs are recorded to cost of sales.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

                                      Fiscal Year-End

                                      The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June
                                      30. The years ended June 27, 2003 and June
                                      28, 2002 each contained 52 weeks, and July
                                      2, 2004 contained 53 weeks.

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

                                      Long-Lived Assets

                                      Long-lived assets, excluding goodwill, are evaluated annually for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value which would be determined based on the net present value of estimated future cash flows. No impairment losses have been recorded through July 2, 2004.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

                                      Stock Based Compensation

                                      The Company applies the provisions of SFAS
                                      No. 123, "Accounting for Stock-Based
                                      Compensation," as amended by SFAS No. 148,
                                      "Accounting for Stock Based Compensation -
                                      Transition and Disclosure," which allows the Company to apply APB Opinion 25 and related interpretations in accounting for its stock options and present pro forma effects of the fair value of such options. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS No. 123, the Company's net income (loss) would have been reduced to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 4.0%, expected volatility of zero, a dividend yield of zero, and expected lives of 8 years.

Years ended              JULY 2, 2004  June 27, 2003  June 28, 2002
                         ------------  -------------  -------------
Net income (loss):
      As reported          $(54,461)       $3,390        $(6,587)
                           ========        ======        =======
      Adjustment for
        fair value of
        stock options,
        net of tax         $    (88)       $ (124)       $  (138)
                           ========        ======        =======
      Pro forma            $(54,549)       $3,266        $(6,725)
                           ========        ======        =======

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      Derivative Instruments

                                      The Company applies the provision of
                                      Financial Accounting Standards No. 133,
                                      "Accounting for Derivative Instruments and
                                      Hedging Activities," as amended and
                                      interpreted by SFAS 149 "Amendment of
                                      Statement 133 on Derivative Instruments
                                      and Hedging Activities." SFAS 133 requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders' equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

                                      In the normal course of business,
                                      Tekni-Plex is exposed to changes in
                                      interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting under SFAS 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized gain or loss from derivative instruments in the Consolidated Statements of Operations. These are the only derivative instruments held by Tekni-Plex as of July 2, 2004. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      Tekni-Plex has interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on a 3 month dollar LIBOR on an aggregate of $290,000 amount of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these swap contracts, Tekni-Plex also purchased an interest rate cap. The aggregate fair market value of these interest rate swap and cap contracts was $(13,065), $(23,719) and $(21,721) on July
                                      2, 2004, June 27, 2003 and June 28, 2002,
                                      respectively, and is included in other
                                      liabilities on the Consolidated Balance
                                      Sheet. For the years ended July 2, 2004,
                                      June 27, 2003 and June 28, 2002,
                                      Tekni-Plex incurred realized gain (losses) of $10,654, $(8,677) and $(7,939), respectively, which have been reflected in interest expense.

                                      Goodwill and Business Combinations

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

                                      The Company's business combinations were accounted for using the purchase method and goodwill was amortized over 15 years. In accordance with SFAS 142 no amortization expense was recorded during the year ended July 2, 2004. During the year ended June 28, 2002 the acquisition of the Swan garden hose division of Mark IV Industries, Inc. resulted in customer lists and goodwill of $3,900 and $36,200 respectively. In accordance with SFAS 142, the Swan goodwill was not amortized during the year ended July 2, 2004.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      If the Company had adopted SFAS 142 on
                                      July 2, 1999, the Company's net income
                                      (loss) for each of the three years in the period ended July 2, 2004 would have been as follows:

                               JULY 2,   June 27,   June 28,
                                2004       2003       2002
                              --------   --------   --------
Net income (loss) as
   previously reported        $(54,461)   $3,390    $(6,587)
Add amortization, net of tax         -         -      9,299
Adjusted net income (loss)    $(54,461)   $3,390    $ 2,712
                              ========    ======    =======

                                      The Company completed its year-end
                                      analysis of goodwill, and has concluded an impairment charge of $10.0 million was required in accordance with SFAS 142. The impaired goodwill resulted from the recent losses of our Specialty Resin operations of our Other Segment.

                                      New Accounting Pronouncements

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

3. ACQUISITIONS                       a)  In July 2004, the Company acquired
                                          substantially all the net assets of
                                          the egg carton business of Genpak
                                          ("Genpak") for $5,780. Genpak produces
                                          a variety of foam products, including
                                          foam egg cartons. The financial
                                          results of the Genpak transaction are
                                          included in the Packaging Segment. The
                                          proforma results of operation of the
                                          Genpak assets as though the
                                          acquisition occurred on June 28, 2002
                                          are immaterial. The acquisition was
                                          recorded under the purchase method,
                                          whereby the acquired Genpak net assets
                                          were recorded at estimated fair value,
                                          and its operations have been reflected
                                          in the statement of operations since
                                          that date. The allocation of purchase
                                          price is as follows:

Assets:
Inventory                                        $    303
Plant property and equipment                        1,044
Customer list and covenant not to compete           4,433
                                                  -------
Total Assets                                        5,780
Liabilities                                            --
                                                  -------
Net Investment                                   $  5,780
                                                  =======

                                      b)  In July 2002, the Company acquired
                                          substantially all the net assets of
                                          Elm Packaging Company ("ELM") for
                                          $16,762. Elm produces polystyrene foam
                                          plates, bowls, and meat and bakery
                                          trays. The financial results of Elm
                                          are included in the Packaging segment.
                                          The acquisition was recorded under the
                                          purchase method, whereby Elm's net
                                          assets were recorded at estimated fair
                                          value and its operations have been
                                          reflected in the statement of
                                          operations since that date. The
                                          allocation of purchase price is as
                                          follows:

Assets:
Accounts receivable                       $ 3,449
Inventory                                   1,829
Deferred taxes                              1,695
Fixed assets                               12,487
Goodwill                                   10,051
Other assets                                  334
                                          -------
      Total Assets                         29,845
                                          =======

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Liabilities:
Accounts payable and accrued expenses       8,583
Integration reserve                         4,500
                                          -------
Net investment                            $16,762
                                          =======

                                      The components of the Integration reserve and activity through July 2, 2004 was as follows:

                                Costs                    Costs
                    Balance   charged to    Balance    charged to    Balance
                   July 2002   reserve     July 2003    reserve    July 2, 2004
                   ---------  ----------   ---------   ----------  ------------
Reduction in
   personnel and
   related costs     $1,000        1,000   $        -  $       -   $         -
Legal and
   environmental
   liability         $3,500        1,000        2,500      1,337         1,163
                     ------   ----------   ----------  ---------   -----------
                     $4,500   $    2,000   $    2,500  $   1,337   $     1,163
                     ======   ==========   ==========  =========   ===========

                                      The remaining legal and environmental
                                      costs are expected to extend over the next four years.

                                      The following table represents the
                                      unaudited proforma results of operations as though the acquisition of Elm occurred on June 29, 2001. The proforma effect on the year ended July 2, 2004 would be immaterial.

                             Year ended
                            June 28, 2002
                            -------------
Net sales                     $617,892
Income from operations          75,553
Loss before income taxes        (4,794)
                              ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

Assets:
Accounts Receivable                       $    7,184
Inventory                                     15,600
Deferred Taxes                                 3,570
Fixed Assets                                  17,568
Customer lists                                 3,900
Goodwill                                      35,008
                                          ----------
      Total Assets                            82,830
Liabilities:

Accounts Payable and accrued expenses         11,230
Integration reserve                            8,000
                                          ----------
Net Investment                            $   63,600
                                          ==========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      In connection with the acquisition, the
                                      Company incurred an integration reserve of $10 million. The components of the Integration reserve and activity through July 2, 2004 was as follows:

                                                      Costs              Cost                 Balance   Costs
                                                     charged  Balance   charged                June    charged  Adjustments  Balance
                                            October     to    June 28,    to     Adjustments    27,      to          to      July 2,
                                              2001   Reserve    2002    Reserve  to Reserve    2003    Reserve    Reserve     2004
                                            -------  -------  --------  -------  -----------  -------  -------  -----------  -------
Cost to close duplicate facilities          $ 3,500   $1,340  $ 2,160    $  101    $(2,059)   $    -   $    -        $ -     $    -
Reduction in personnel and related costs      2,100      718    1,382         -     (1,382)        -        -          -          -
Legal and environmental                       1,275       40    1,235     1,360      2,625     2,500    1,219          -      1,281
Manufacturing reconfiguration                 1,455      175    1,280         -     (1,280)        -        -          -          -
Other                                         1,670      972      698       794         96         -        -          -          -
                                            -------   ------  -------    ------    -------    ------   ------        ---     ------
                                            $10,000   $3,245  $ 6,755    $2,255    $(2,000)*  $2,500   $1,219        $ -     $1,281
                                            =======   ======  =======    ======    =======    ======   ======        ===     ======

                                      *$2,000 adjustment was recorded to
                                      beginning balance Integration reserve as an adjustment to the original estimates prepared by the Company. Goodwill was adjusted for the aforementioned amount.

                                      The remaining legal and environmental
                                      costs are expected to extend over the next four years.

                                      The following table represents the
                                      unaudited proforma results of operations as though the acquisition of Swan occurred on June 29, 2001.

                           Year ended June
                               28, 2002
                           ---------------
Net sales                    $ 589,045
Income from operations          75,863
                             ---------
Loss before income taxes        (2,895)
                             =========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      In November 2000, the Company purchased
                                      certain assets of Super Plastics Division
                                      ("Super Plastics") of RCR International,
                                      Inc., for approximately $10,226. The
                                      acquisition was recorded under the
                                      purchase method, whereby Super Plastics' net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

4. INVENTORIES                        Inventories are summarized as follows:

                 JULY 2, 2004       June 27, 2003
                 ------------       -------------
Raw materials     $   58,881          $  51,810
Work-in-process       12,668             10,219
Finished goods        82,258             99,304
                  ----------          ---------
                  $  153,807          $ 161,333
                  ==========          =========

5. PROPERTY, PLANT AND EQUIPMENT      Property, plant and equipment consists of
                                      the following:

                                                                 Estimated
                                 JULY 2, 2004   June 27, 2003   useful lives
                                 ------------   -------------   ------------
Land                              $   15,663     $   16,315
Building and improvements             57,097         54,072     25-40 years
Machinery and equipment              221,552        199,645     5 - 10 years
Furniture and fixtures                 9,581          7,837     5 - 10 years
Construction in progress              20,660         17,366
                                  ----------     ----------
                                     324,553        295,235
Less accumulated depreciation        141,804        115,714
                                  ----------     ----------
                                  $  182,749     $  179,521
                                  ==========     ==========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

6. INTANGIBLE ASSETS                  Intangible assets consist of the
                                      following:

                                                 JULY 2, 2004          June 27, 2003
                                                 ------------          -------------
Goodwill                                           $ 276,182             $286,839
Customer list and non-compete agreement                9,680                3,900
Patents                                                1,966                1,745
                                                   ---------             --------
                                                     287,828              292,484
Less accumulated amortization                         80,550               79,332
                                                   ---------             --------
                                                   $ 207,278             $213,152
                                                   =========             ========

                                      As a result of the adoption of SFAS 142, the Company discontinued amortizing goodwill effective June 29, 2002. Patents and customer list continue to be amortized. Amortization of customer list will be $780 annually through the first quarter of 2007. Patents will be amortized $439 annually. Amortization is expected to continue at this amount until 2010 when it will begin to decline. Accumulated amortization for Goodwill, customer list and Patents at July 2, 2004 and June 27, 2003 were $77,650, $2,144, $756 and
                                      $77,650, $1,365, and $317, respectively.
                                      During the Company's SFAS 142 impairment tests, it was noted that $10,000 of goodwill related to the Specialty Resin operation of our Other Segment was impaired due to this units recent performance. This amount was written off as of July 2, 2004.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

7. LONG-TERM DEBT                     Long-term debt consists of the following:

                                               JULY 2, 2004     June 27, 2003
                                               ------------     -------------
Senior Debt (a):
   Revolving line of credit                    $     76,000     $     91,000
   Term notes                                        71,263          319,790
Senior Subordinated Notes issued June 21,
   2000 at 12-3/4%, due June 15, 2010 (less
   unamortized discount of $2,260 and
   $2,637) (b).                                     272,740          272,363
Senior Subordinated Notes issued May 2002 at
   12-3/4%, due June 15, 2010 (less
   unamortized premium of $437 and $512 (b).        40,437           40,512
Senior Secured Notes issued November 21,
   2003 at 8-3/4 %, due November 15, 2013
   (less unamortized discount of $7,121)            267,879                -
Other, primarily foreign term loans, with
   interest rates ranging from 4.44% to
   5.44% and maturities from 2003 to 2010.            5,688            5,819
                                               ------------     ------------
                                                    734,007          729,484
Less: Current maturities                              2,121           16,709
                                               ------------     ------------
                                               $    731,886     $    712,775
                                               ============     ============

                                      a)  Senior Debt

                                          The Company has a Senior Debt
                                          agreement, which includes a $100,000
                                          revolving credit agreement, and two
                                          term loans in the original aggregate
                                          amount of $344,000. These loans are
                                          senior to all other indebtedness and
                                          are collateralized by substantially
                                          all the assets of the Company. The
                                          amended debt agreement includes
                                          various covenants which include a
                                          limitation on capital expenditures and
                                          compliance with customary financial
                                          ratios. The Company paid off one of
                                          the term loans with the issuance of
                                          the Senior Secured Notes. The Company
                                          was in violation of certain financial
                                          covenants as of July 2, 2004 which
                                          were subsequently waived and amended
                                          for future periods.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                          Revolving Credit Agreement

                                          Borrowings under the agreement may be
                                          used for general corporate purposes
                                          with $24 million of additional
                                          borrowings available at July 2, 2004.
                                          Interest, at the Company's option, is
                                          charged at the Prime Rate (4.25% at
                                          July 2, 2004), plus the Applicable
                                          Base Rate Margin (currently 2.5%) or
                                          the Adjusted LIBOR Rate, as defined,
                                          plus the Applicable Euro-Dollar Margin
                                          (currently 3.5%). At July 2, 2004 the
                                          balance of $76,000 outstanding was
                                          borrowed at various rates ranging from
                                          4.8% to 6.5%. At June 27, 2003, the
                                          rate charged was 4.875%. The Revolving
                                          Credit Agreement expires in June 2006.
                                          The Company also had approximately
                                          $2.2 million of outstanding letters of
                                          credit as of July 2, 2004.

                                          Term Loan A

                                          This loan, in the original amount of
                                          $100,000, with interest payable
                                          quarterly at the same rates and
                                          margins discussed above under the
                                          Revolving Credit Agreement, 4.4% at
                                          June 27, 2003, was repaid with
                                          proceeds from the issuance of the
                                          Senior Secured Notes.

                                          Term Loan B

                                          This loan, in the original amount of
                                          $244,000, bears interest payable
                                          quarterly at the same rate discussed
                                          above, except the Applicable Base Rate
                                          Margin is currently 3.0% and the
                                          Applicable Euro-Dollar Margin is
                                          currently 4.0%. Rates of 5.6% and 4.9%
                                          were charged at July 2, 2004 and June
                                          27, 2003, respectively. This loan was
                                          paid down by $164,250 with the
                                          proceeds of the issuance of the Senior
                                          Secured Notes. Principal is currently
                                          payable in quarterly installments of
                                          $186. The quarterly installments
                                          subsequently increase with payments
                                          totaling $69,778 due in the final two
                                          years in the period ending in June
                                          2008.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      b)  Senior Subordinated Notes Issued June
                                          2000 and May 2002

                                          In June 2000, the Company issued
                                          $275,000 of 12-3/4% ten year Senior
                                          Subordinated Notes less a discount of
                                          $3,768. The discount is being
                                          amortized over the term of the notes
                                          on the straight line method. Interest
                                          is payable semi-annually and the notes
                                          are unsecured obligations and rank
                                          subordinate to existing and future
                                          senior debt, including the current
                                          term loans and revolving credit
                                          facilities. The notes are callable by
                                          the Company after June 15, 2005 at a
                                          premium of 6.375%, which decreases to
                                          par after June 2008. Upon a change in
                                          control, the Company is required to
                                          make an offer to repurchase the notes
                                          at 101% of the principal amount. These
                                          notes also contain various covenants
                                          including a limitation on future
                                          indebtedness; limitation of payments,
                                          including prohibiting the payment of
                                          dividends; and limitations on mergers,
                                          consolidations and the sale of assets.

                                          On May 6, 2002, the Company issued an
                                          additional $40,000 of 12-3/4% Senior
                                          Subordinated Notes plus a premium of
                                          $600, the proceeds of which were used
                                          to repay borrowings under the
                                          revolving credit facility. The premium
                                          is being amortized over the term of
                                          the notes on the interest method.
                                          These notes have the same terms and
                                          maturity as the June 2000 notes
                                          discussed above.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                          Senior Secured Notes

                                          On November 21, 2003, the Company
                                          issued $275,000 of 8-3/4 % Senior
                                          Secured Notes less a discount of
                                          $7,563. The proceeds were used to pay
                                          off Term Loan A and pay down Term Loan
                                          B. The discount is being amortized
                                          over the term of the notes on the
                                          straight line method. Interest is
                                          payable semi-annually and the notes
                                          are secured obligations and rank
                                          subordinate to the Senior Debt. Up to
                                          35% of the Notes are callable by the
                                          Company prior to November 15, 2006 at
                                          a premium of 8.75%. All the notes are
                                          callable by the Company after November
                                          15, 2008 at a premium of 4.375% which
                                          decreases to par after November 2011.
                                          Upon a change in control, the holders
                                          have the right to require the Company
                                          to repurchase the Notes at 101% of the
                                          principal amount. These Notes also
                                          contain various covenants including a
                                          limitation on future indebtedness,
                                          limitation of payments, including
                                          prohibiting the payment of dividends;
                                          and limitations on mergers,
                                          consolidations and the sale of assets.

                                          Scheduled principal payments on debt
                                          over the next five years and
                                          thereafter are as follows:

                                          2005             $   2,121
                                          2006                77,076
                                          2007                35,145
                                          2008                35,161
                                          2009                   380
                                          Thereafter         584,124

                                      The Company believes the recorded value of long-term debt approximates fair value based on current rates available to the Company for similar debt.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

8. INCOME TAXES                       The provision for income taxes is
                                      summarized as follows:

                             JULY 2,       June 27,         June 28,
Years ended                   2004           2003             2002
                           ---------      ---------         -------
Current:
   Federal                  $      -      $       -         $   259
   Foreign                     3,781          4,504           2,180
   State and local                50            349           2,004
                            --------      ---------         -------
                               3,831          4,853           4,443
                            --------      ---------         -------
Deferred:
   Federal                     7,000         (2,072)            474
   Foreign                       290            (89)            676
   State and local                 -           (386)             84
                            --------      ---------         -------
                               7,290         (2,547)          1,234
                            --------      ---------         -------
Provision (benefit) for
  income taxes              $ 11,121      $   2,306         $ 5,677
                            ========      =========         =======

                                      The components of income (loss) before
                                      income taxes are as follows:

                             JULY 2,       June 27,         June 28,
Years ended                   2004           2003             2002
                           ---------      ---------         -------
Domestic                    $(51,586)     $  (5,918)        $(9,448)
Foreign                        8,246         11,614           8,538
                            --------      ---------         -------
                            $(43,340)     $   5,696         $  (910)
                            ========      =========         =======

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                           JULY 2,    June 27,    June 28,
Years ended                                 2004        2003        2002
                                        ----------    --------    -------
Provision (benefit) for Federal
   income taxes at statutory rate       $  (14,736)   $  1,937    $  (309)
State and local income taxes, net
   of Federal benefit                       (1,655)        (24)     1,427
Non-deductible goodwill
   impairment                                3,400           -      3,647
Foreign tax rates in excess of
   Federal tax rate                          1,262         406        874
Increase in Valuation Allowance             23,319           -          -
Other, net                                    (469)        (13)        38
                                        ----------    --------    -------
Provision (benefit) for income taxes    $   11,121    $  2,306    $ 5,677
                                        ==========    ========    =======

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                      Significant components of the Company's
                                      deferred tax assets and liabilities are as follows:

                                                JULY 2,          June 27,
                                                 2004              2003
                                              ----------        ----------
Current deferred taxes:
   Allowance for doubtful accounts            $    1,961        $    1,302
   Inventory                                       2,103             1,877
   Net operating loss carryforwards                1,009               557
   Accrued expenses                                1,365             2,999
                                              ----------        ----------
       Total current deferred tax assets      $    6,438        $    6,735
                                              ----------        ----------
Long-term deferred taxes:
   Net operating loss carryforwards           $   54,400        $   33,983
   Accrued pension and post-retirement             2,657             1,265
   Unrealized loss on derivative contracts         4,965             9,013
   Unrealized loss of pension plan                 3,265             2,657
   Difference in book and tax basis of assets       (609)             (848)
   Difference in depreciation                    (16,139)          (18,720)
   Goodwill - deductible for tax purposes         (5,202)           (2,768)
   Other expenses                                    309               190
                                              ----------        ----------
       Total long-term net deferred tax
         assets                                   43,646            24,772
                                              ----------        ----------
       Total current and long term deferred
         tax assets                               50,084            31,507
Valuation allowance                              (31,291)           (5,600)
                                              ----------        ----------
Total long-term net deferred tax assets       $   18,793        $   19,172
                                              ==========        ==========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                   Net Operating Losses

                                   The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss ("NOL") carryforwards of approximately $150,000. These NOL's expire at various dates from 2009 through 2024. Approximately $82,000 of the NOL's are as a result of the acquisition of PureTec in 1997 (the "PureTec NOL's"). The PureTec NOL's are subject to IRC
                                   Section 382 change of ownership annual
                                   limitation of approximately $5,600. As a result of this limitation the Company can utilize a maximum of $79,600 of PureTec NOL's.

                                   The Company and its U.S. subsidiaries would need to generate income of $150,000 through 2023, of which $82,000 is limited as discussed above, in order to fully realize the benefit of the NOL carry forwards. The net long-term domestic deferred tax assets have been subjected to a valuation allowance of $21,300 which relates to Federal NOL's since management believes it is more likely than not that a portion of the NOL balance will not be realized as a result of the various limitations on their usage, discussed above. Net deferred tax asset on the balance sheet has been recognized based on our projected usage of NOL's over the next three years.

                                   In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland. Through fiscal 2004 losses aggregated $597 which have no expiration date. The Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                            The Company will determine matching
                                            contributions to the plan each year
                                            not to exceed 2% of the employee's
                                            eligible compensation. Contributions
                                            for the fiscal years ended July 2,
                                            2004, June 27, 2003 and June 28,
                                            2002, amounted to 1,043, $1,207,
                                            $1,130, respectively.

                                        ii. The Company maintains a 401(k) plan
                                            covering all eligible Elm employees
                                            with at least sixty days of service
                                            and who have attained the age of
                                            twenty-one. The Company matches 50%
                                            of employee contributions up to 6%
                                            of the employee's eligible
                                            compensation. Contributions for the
                                            fiscal year ended July 2, 2004
                                            amounted to $94.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                           The components of net periodic
                                           pension costs are as follows:

                                                   YEAR ENDED       Year ended       Year ended
                                                     JULY 2,         June 27,         June 28,
                                                      2004             2003             2002
                                                  ------------     ------------     ------------
Service cost                                      $        127     $        107     $        105
Interest cost on projected benefit obligation              421              420              400
Expected actual return on plan assets                     (443)            (451)            (494)
Amortization of unrecognized:
     Prior service cost                                     12               12                -
     Net loss                                              182              105                -
                                                  ------------     ------------     ------------
Net pension cost                                  $        299     $        193     $         11
                                                  ============     ============     ============

                                                     YEAR ENDED       Year ended
                                                       JULY 2,         June 27,
                                                        2004             2003
                                                    ------------     ------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period   $      6,835     $      6,034
Service cost                                                 127              107
Interest cost                                                421              420
Actuarial loss                                                71              612
Benefits paid                                               (340)            (338)
                                                    ------------     ------------
Projected benefit obligation, end of period         $      7,114     $      6,835
                                                    ============     ============
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period      $      5,013     $      5,167
Actual return on plan assets                                 311              158
Company contributions                                        154               26
Benefits paid                                               (340)            (338)
                                                    ------------     ------------
Plan assets at fair value, end of period            $      5,138     $      5,013
                                                    ============     ============

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                           The funded status of the Plan and
                                           amounts recorded in the Company's
                                           balance sheets are as follows:

                                                         JULY 2, 2004     June 27, 2003
                                                         ------------     -------------
Funded status of the plan                                $     (1,976)    $     (1,822)
Unrecognized prior service cost                                    87               99
Unrecognized net loss                                           2,316            2,294
                                                         ------------     ------------
Prepaid pension cost                                     $        427     $        571
                                                         ============     ============

                                           The expected long-term rate of return
                                           on plan assets was 9% for the periods
                                           presented and the discount rate was
                                           6.25% and 6.25% at July 2, 2004 and
                                           June 27, 2003.

                                           The Company recorded an unrecognized
                                           pension liability of $2,316 and
                                           $2,294 at July 2, 2004 and June 27,
                                           2003, respectively, as an accumulated
                                           other comprehensive loss adjustment
                                           to stockholders' equity. These
                                           amounts represent a portion of the
                                           unrecognized net actuarial loss for
                                           the years ending July 2, 2004 and
                                           June 27, 2003 as a result of an
                                           investment return less than the
                                           actuarial assumption.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                           The components of net periodic
                                           pension cost are as follows:

                                                 YEAR ENDED       Year ended       Year ended
                                                   JULY 2,         June 27,         June 28,
                                                    2004             2003             2002
                                                ------------     ------------     ------------
Service cost                                    $          -     $          -     $          -
Interest cost on projected benefit obligation            792              790              762
Expected actual return on plan assets                   (816)            (839)            (931)
Amortization of unrecognized
Net loss                                                 280              178               25
                                                ------------     ------------     ------------
Net pension cost                                $        256     $        129     $       (144)
                                                ============     ============     ============

                                                                YEAR ENDED       Year ended
                                                                  JULY 2,         June 27,
                                                                   2004             2003
                                                               ------------     ------------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period              $     12,932     $     11,274
Interest cost                                                           792              790
Actuarial loss                                                          (32)           1,370
Benefits paid                                                          (482)            (502)
                                                               ------------     ------------
Projected benefit obligation, end of period                    $     13,210     $     12,932
                                                               ============     ============
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period                 $      9,303     $      9,539
Actual return on plan assets                                            839              266
Benefits paid                                                          (482)            (502)
                                                               ------------     ------------
Plan assets at fair value, end of period                       $      9,660     $      9,303
                                                               ============     ============

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                            The funded status of the Plan and
                                            amounts recorded in the Company's
                                            balance sheets are as follows:

                                                        JULY 2, 2004     June 27, 2003
                                                        ------------     -------------
Funded status of the plan                               $     (3,551)    $     (3,628)
Unrecognized net loss                                          4,912            5,245
                                                        ------------     ------------
Prepaid pension cost                                    $      1,361     $      1,617
                                                        ============     ============

                                            The expected long-term rate of
                                            return on plan assets was 9% for the
                                            periods presented and the discount
                                            rate 6.25% and 6.25% at July 2, 2004
                                            and June 27, 2003.

                                            The Company recorded an unrecognized
                                            pension liability of $4,912 and
                                            $5,245 as of July 2, 2004 and June
                                            27, 2003, respectively, as an
                                            accumulated other comprehensive loss
                                            adjustment to stockholders' equity.
                                            These amounts represent a portion of
                                            the unrecognized net actuarial loss
                                            for the years ending July 2, 2004
                                            and June 27, 2003 as a result of an
                                            investment return less than the
                                            actuarial assumption.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                            The components of net periodic
                                            pension costs are as follows:

                                          YEAR ENDED       Year ended       Year ended
                                            JULY 2,         June 27,         June 28,
                                             2004             2003             2002
                                         ------------     ------------     ------------
Service cost                             $          -     $          -     $          -
Interest cost on projected benefit
     obligation                                   251              261              257
Expected actual return on plan assets            (234)            (285)            (301)
Amortization of unrecognized net loss             111               79               28
                                         ------------     ------------     ------------
Net pension cost                         $        128     $         55     $        (16)
                                         ============     ============     ============

                                                      YEAR ENDED       Year ended
                                                        JULY 2,         June 27,
                                                         2004            2003
                                                     ------------     ------------
CHANGE IN PROJECTED BENEFIT OBLIGATION

Projected benefit obligation, beginning of period    $      4,205     $      4,049
Interest cost                                                 251              261
Actuarial loss (gain)                                        (126)             365
Benefits paid                                                (378)            (470)
                                                     ------------     ------------
Projected Benefit Obligation, end of period          $      3,952     $      4,205
                                                     ============     ============
CHANGE IN PLAN ASSETS

Plan assets at Fair Value, beginning of period       $      3,144     $      3,388
Actual return on plan assets                                  271              226
Company contributions                                         343
Benefits paid                                                (378)            (470)
                                                     ------------     ------------
Plan assets at Fair Value, end of period             $      3,380     $      3,144
                                                     ============     ============

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                            The funded status of the Plan and
                                            amounts reconciled in the Company's
                                            balance sheets are as follows:

                                                     JULY 2, 2004     June 27, 2003
                                                     ------------     -------------
Funded status of the Plan                            $       (571)    $     (1,061)
Unrecognized net loss                                       1,367            1,642
                                                     ------------     ------------
Prepaid pension cost                                 $        796     $        581
                                                     ============     ============

                                        The expected long term rate of return on plan assets was 7.5% and the discount rate was 6.0% for the periods presented.

                                        The Company recorded an unrecognized
                                        pension liability of $1,367 and $1,642
                                        as of July 2, 2004 and June 27, 2003,
                                        respectively, an accumulated other
                                        comprehensive loss and adjustment to
                                        stockholders equity. These amounts
                                        represent a portion of the unrecognized
                                        net loss for the years ending July 2,
                                        2004 and June 27, 2003.

                                   (c)  Post-retirement Benefits

                                        In addition to providing pension
                                        benefits, the Company also sponsors the
                                        Burlington Retiree Welfare Plan, which
                                        provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post retirement healthcare benefits paid for the years ended July 2, 2004, June 27, 2003 and June 28, 2002 amounted to $407, $337 and $177, respectively, net of retiree contributions.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                        Net periodic post-retirement benefit
                                        costs are as follows:

                                           YEAR ENDED       Year ended      Year ended
                                          JULY 2, 2004    June 27, 2003   June 28, 2002
                                          ------------    -------------   -------------

Service cost                              $        154    $         82    $         55
Interest cost                                      409             247             206
Prior service cost                                 141               -               -
Net loss                                           246              91              34
                                          ------------    ------------    ------------
      Net post-retirement benefit cost    $        950    $        420    $        295
                                          ============    ============    ============

                                                      YEAR ENDED       Year ended
CHANGE IN PROJECTED BENEFIT OBLIGATION               JULY 2, 2004     June 27, 2003
                                                     ------------     -------------
Projected benefit obligation, beginning of period    $      6,699     $      3,621
Service cost                                                  154               82
Interest cost                                                 409              247
Plan amendments                                                 -            1,198
Actuarial loss                                             (1,267)           1,888
Benefits paid                                                (407)            (337)
                                                     ------------     ------------
Projected benefit obligation, end of period          $      5,588     $      6,699
                                                     ============     ============
CHANGE IN PLAN ASSETS

Plan assets at fair value, beginning of period       $          -     $          -
Company contributions                                         407              337
Benefits paid                                                (407)            (337)
                                                     ------------     ------------
Plan assets at fair value, end of period             $          -     $          -
                                                     ============     ============

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                        The funded status of the Plan and
                                        amounts recorded in the Company's
                                        balance sheets are as follows:

                                                 YEAR ENDED        Year ended
                                                JULY 2, 2004     June 27, 2003
                                                ------------     -------------
Funded status of the plan                       $     (5,588)    $     (6,699)
Unrecognized loss                                      1,569            3,081
Unrecognized service cost                              1,057            1,198
                                                ------------     ------------
Accrued post retirement cost                    $     (2,962)    $     (2,420)
                                                ============     ============

                                        The accumulated post-retirement benefit
                                        obligation was determined using a 6.25%
                                        and 6.25% discount rate for the periods
                                        presented. The healthcare cost trend
                                        rate for medical benefits was changed
                                        from a flat 6.00% as of June 28, 2002 to a graded trend started at 12% for 2003 and decreasing 1% each year to 6.00% in 2009 and then to an ultimate rate of 5.50% for 2010 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $378 and $518 and increase the service and interest components by $47 and $33 at July 2, 2004 and June 27, 2003, respectively.

                                        The Company's plan asset allocation at
                                        2004 and 2003 and target allocations for 2005 are as follows:

Security                                  Percentage of          Target
  Type                                      Plan Assets        Allocation
--------                                 ---------------       ----------
                                         2004       2003          2005
                                         ----       ----          ----
Guaranteed Investment
  Contract                                  6%         7%            5%

Equity Securities                          57%        52%           55%

Debt Securities                            37%        41%           40%
                                         ----       ----          ----

Total Plan Assets                         100%       100%          100%
                                         ====       ====          ====

                                        The Company's investment policy is to
                                        invest in stock and balanced funds of
                                        mutual fund and insurance companies to
                                        preserve principal while at the same
                                        time establish a minimum rate of return
                                        of approximately 5%. No more than
                                        one-third of the total plan assets are
                                        placed in any one fund.

                                        The expected long-term
                                        rate-of-return-on-assets is 8.5%. This
                                        return is based upon the historical
                                        performance of the currently invested
                                        funds.

                                        The benefits expected to be paid for
                                        each of the next five years and in the
                                        aggregate for the following five years
                                        are:

                                           2005            $1,239
                                           2006             1,324
                                           2007             1,418
                                           2008             1,512
                                           2009             1,589
                                           2010-2014        8,616


10.   STOCK OPTIONS           In January 1998, the Company  adopted an incentive
                              stock plan (the "Stock Incentive Plan"). Under the
                              Stock Incentive Plan, 45.75206 shares are available for awards to employees of the Company.
                              Options are granted at fair market value on the date of grant. As of July 2, 1999 options to purchase 38.17 shares of common stock were outstanding at weighted-average exercise price of $177. During 2001 options were granted to purchase
                              4.02 shares of common stock at weighted average exercise prices of $559 per share. During 2003 options to purchase 2.01 shares of common stock at a weighted average exercise price of $177 were forfeited and options to purchase 2.01 shares of common stock at a weighted average exercise price of $680 were issued. The options are subject to vesting provisions, as determined by the Board of Directors, and generally vest 100% five years from grant date and expire 10 years from date of grant.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                              At July 2, 2004, 18.29 options were outstanding,
                              5.49 options were exercisable and no options have been exercised.

11.   COMMITMENTS AND         Commitments
      CONTINGENCIES
                              (a)  The Company leases building space and certain
                                   equipment in approximately 20 locations
                                   throughout the United States, Canada and Europe. At July 2, 2004, the Company's future minimum lease payments are as follows:

                                   2005                  $  8,037
                                   2006                     7,844
                                   2007                     7,411
                                   2008                     6,028
                                   2009                     4,577
                                   Thereafter              16,822
                                                         --------
                                                         $ 50,719
                                                         ========

                                   Rent expense, including escalation charges, amounted to approximately $10,964, $10,941 and $8,259 for the years ended July 2, 2004, June 27, 2003 and June 28, 2002, respectively.

                             (b) The Company has employment contracts with two officers, providing minimum annual salaries of $7,500 with no mandatory bonuses. The salaries will increase 10% annually until the agreements expire on June 29, 2007. Salaries and bonuses to these officers for the years ended July 2, 2004, June 27, 2003 and June 28, 2002 amounted to $9,983, $9,075 and $8,250.

                             Contingencies

                             (a) The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

12. CONCENTRATIONS OF      Financial instruments that potentially subject the of
    CREDIT RISKS           Company to significant concentrations of credit risk
                           consist principally cash deposits and trade accounts receivable.

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

13. SUPPLEMENTAL CASH      (a)   Cash Paid
    FLOW INFORMATION

                                       JULY 2,         June 27,        June 28,
Years ended                             2004             2003            2002
-----------                         ------------     ------------     ------------
Interest                            $     78,547     $     69,642     $     65,831
                                    ============     ============     ============
Income taxes                        $      3,880     $      1,027     $      2,771
                                    ============     ============     ============

                            (b)   Non-Cash Financing and Investing Activities

                                  The Company purchased certain customer lists of GenPak effective July 2, 2004, for $5,780 in cash. In conjunction with the acquisition, a non-compete agreement was executed.

                                  The Company purchased certain assets of ELM effective July 2002, for $16,762 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired          $ 19,794
Goodwill                                 10,051
Purchase price                          (16,762)
                                       --------
Liabilities assumed                    $ 13,083
                                       ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                    The Company purchased certain assets of Swan effective October 2001, for $63,600 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired         $ 48,728
Goodwill                                36,228
Purchase price                         (63,600)
                                      --------
Liabilities assumed                   $ 21,356
                                      ========

                                    The Company purchased certain assets of RCR
                                    International, Inc. effective November 2000, for approximately $10,226 in cash. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired        $   7,314
Goodwill                                 5,558
Purchase price                         (10,226)
                                     ---------
Liabilities assumed                  $   2,646
                                     =========

14. SEGMENT INFORMATION       Tekni-Plex management reviews its operating plants
                              to evaluate performance and allocate resources.
                              Tekni-Plex has aggregated its operating plants into three primary industry segments: Tubing
                              Products, Packaging and Other. The Tubing Products segment principally produces garden and irrigation hose, medical tubing and pool hose. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins, have been reflected in Other.
                              The Tubing Products and Packaging segments have operations in the United States, Europe and Canada. The Other segment has operations in the United States.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                              Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

       Year end July 2, 2004           Tubing Products   Packaging        Other          TOTALS
       ---------------------           ---------------   ---------       --------       --------
Revenues from external customers          $210,239        $306,131       $119,272       $635,642
Interest expense                            39,633          26,889         17,929         84,451
Depreciation and amortization                9,426          15,021          6,833         31,280
Segment income (loss)  from operations       6,489          54,044        (11,798)        48,735
Segment assets                             326,882         271,432        138,705        737,019
Expenditures for segment fixed assets        4,878          17,226          7,323         29,427

      Year end June 27, 2003           Tubing Products   Packaging          Other         TOTALS
      ----------------------           ---------------   ---------        --------        -------
Revenues from external customers          $209,655        $291,794        $109,214        $610,663
Interest expense                            33,420          22,698          15,148          71,266
Depreciation and amortization                6,769          14,243           6,482          27,494
Segment income from operations              35,361          60,175           3,540          99,076
Segment assets                             322,822         297,303         141,638         761,763
Expenditures for segment fixed assets        5,371          18,603           7,460          31,434


     Year end June 28, 2002            Tubing Products  Packaging       Other          TOTALS
     ----------------------            ---------------  ---------      -------        --------
Revenues from external customers           $216,564      $253,624      $107,561       $577,749
Interest expense                             31,851        24,703        14,380         70,934
Depreciation and amortization                11,674        20,097         7,046         38,817
Segment income from operations               44,802        47,277         6,622         98,701
Segment assets                              326,520       222,798       130,050        679,368
Expenditures for segment fixed assets         5,669        13,717         4,473         23,859

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

       Years ending                               JULY 2, 2004     June 27, 2003   June 28, 2002
       ------------                               ------------     -------------   -------------
OPERATING PROFIT
Total operating profit for reportable segments
   before income taxes                             $   48,735        $  99,076       $  98,701
Corporate and eliminations                            (17,673)         (20,648)        (20,853)
                                                   ----------        ---------       ---------
           Consolidated total                      $   31,062        $  78,428       $  77,848
                                                   ==========        =========       =========
ASSETS
Total assets from reportable segments              $  737,019        $ 761,763       $ 679,368
Other unallocated amounts                              10,663           23,001          12,595
                                                   ----------        ---------       ---------
           Consolidated total                      $  747,682        $ 784,764       $ 691,963
                                                   ==========        =========       =========
DEPRECIATION AND AMORTIZATION
Segment totals                                     $   31,280        $  27,494       $  38,817
Corporate                                               1,024              848           1,046
                                                   ----------        ---------       ---------
           Consolidated total                      $   32,304        $  28,342       $  39,863
                                                   ==========        =========       =========
EXPENDITURES FOR SEGMENT FIXED ASSETS
Segment totals                                     $   29,427        $  31,434       $  23,859
Other unallocated expenditures                            701              798             794
                                                   ----------        ---------       ---------
Consolidated total                                 $   30,128        $  32,232       $  24,653
                                                   ==========        =========       =========

REVENUES
GEOGRAPHIC INFORMATION
United States                                      $  545,597        $ 531,556       $ 516,873
Canada                                                 17,991           12,361          10,078
Europe, primarily Belgium                              72,054           66,746          50,798
                                                   ----------        ---------       ---------
     Total                                         $  635,642        $ 610,663       $ 577,749
                                                   ==========        =========       =========
LONG-LIVED ASSETS
GEOGRAPHIC INFORMATION
United States                                      $  385,120        $ 390,099       $ 361,487
Canada                                                 10,469           11,555           9,876
Europe                                                 24,087           23,322          22,706
                                                   ----------        ---------       ---------
     Total                                         $  419,676        $ 424,976       $ 394,069
                                                   ==========        =========       =========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

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

                        For each of the three years in the period ended July 2, 2004 no single customer represented at least 10% of sales.

                        Garden hose products represented 30%, 33%, 33% of sales in fiscal years 2004, 2003 and 2002, respectively. Foam egg cartons represented 13%, 17% and 18% of sales in fiscal year 2004, 2003 and 2002, respectively. It is impractical for the Company to provide further product line information. However, no other product lines represented 10% or more of revenues in any years presented.

15. SUPPLEMENTAL        Tekni-Plex, Inc. issued 12 3/4% Senior Subordinated
    CONDENSED           Notes in June 2000 and May 2002 and 8 3/4% Senior
    CONSOLIDATING       Secured Notes in November 2003. These notes are
    FINANCIAL           guaranteed by all domestic subsidiaries of Tekni-Plex.
    STATEMENTS          The guarantor subsidiaries are 100% owned by the issuer.
                        The guaranties are full and unconditional and joint and several. There are no restrictions on the transfer of funds from guarantor subsidiaries to the issuer. The following condensed consolidating financial statements present separate information for Tekni-Plex (the
                        "Issuer") and its domestic subsidiaries (the
                        "Guarantors") and the foreign subsidiaries (the
                        "Non-Guarantors").

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Statement of Operations - For the year ended July 2,
2004

                                                                   Non-
                                        Issuer     Guarantors   Guarantors     TOTAL
                                      ----------   ----------   ----------   ----------
Sales, net                            $  147,923   $  397,674   $   90,045   $  635,642
Cost of sales                            109,294      350,831       67,521      527,646
                                      ----------   ----------   ----------   ----------
Gross profit                              38,629       46,843       22,524      107,996
Selling, general and
  administrative                          36,056       24,552        8,551       69,159
Integration expense                        1,717        6,058           --        7,775
                                      ----------   ----------   ----------   ----------
Income from operations                       856       16,233       13,973       31,062
Interest expense, net                     84,363          (36)         124       84,451
Unrealized loss (gain)
  on derivative contract                 (10,654)          --           --      (10,654)
Other expense (income)                      (847)      (1,734)       3,186          605
                                      ----------   ----------   ----------   ----------
Income (loss) before
  provision for income
  taxes                                  (72,006)      18,003       10,663      (43,340)
Provision for income
  taxes                                    6,417        1,605        3,099       11,121
                                      ----------   ----------   ----------   ----------
Net income (loss)                     $  (78,423)  $   16,398   $    7,564   $  (54,461)
                                      ==========   ==========   ==========   ==========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Balance Sheet - at July 2, 2004

                                                                   Non-
                                    Issuer       Guarantors     Guarantors    Eliminations      TOTAL
                                 ------------   ------------   ------------   ------------   ------------
CURRENT ASSETS                   $     38,357   $    218,542   $     71,107   $          -   $    328,006
Property, plant and
  equipment, net                       43,178        113,335         26,236              -        182,749
Intangible assets                     (19,936)       216,404         10,810              -        207,278
Investment in
  subsidiaries                        560,638              -              -       (560,638)             -
Deferred financing
  costs, net                            9,536            116              -              -          9,652
Deferred taxes                         30,032         (9,205)        (2,034)             -         18,793
Other long-term
  assets                              339,165        257,456           (456)      (594,961)         1,204
                                 ------------   ------------   ------------   ------------   ------------
    TOTAL ASSETS                 $  1,000,970   $    796,648   $    105,663   $ (1,155,599)  $    747,682
                                 ============   ============   ============   ============   ============
CURRENT LIABILITIES                    26,277         47,577         24,276              -         98,130
Long-term debt                        727,577              -          4,309              -        731,886
Other long-term
   liabilities                        343,537        247,947         22,178       (594,961)        18,701
                                 ------------   ------------   ------------   ------------   ------------
    TOTAL LIABILITIES               1,097,391        295,524         50,763       (594,961)       848,717
                                 ------------   ------------   ------------   ------------   ------------
Additional paid-in capital            210,499        296,783         16,765       (313,529)       210,518
Retained earnings
   (accumulated deficit)              (85,030)       211,569         35,540       (247,109)       (85,030)
Accumulated other
   comprehensive
   loss                                (1,367)        (7,228)         2,595              -         (6,000)
Treasury stock                       (220,523)             -              -              -       (220,523)
                                 ------------   ------------   ------------   ------------   ------------
   TOTAL
      STOCKHOLDERS'
      DEFICIT                         (96,421)       501,124         54,900       (560,638)      (101,035)
                                 ------------   ------------   ------------   ------------   ------------
    TOTAL
       LIABILITIES
       AND
       STOCKHOLDERS'
       DEFICIT                   $  1,000,970   $    796,648   $    105,663   $ (1,155,599)  $    747,682
                                 ============   ============   ============   ============   ============

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Cash Flows - For the year ended July 2, 2004

                                                                   Non-
                                        Issuer     Guarantors   Guarantors     TOTAL
                                      ----------   ----------   ----------   ----------
Net cash provided by (used
   in) operating activities:          $  (13,327)  $     (942)  $    6,905   $   (7,364)
                                      ----------   ----------   ----------   ----------
Cash flows from investing
  activities:
   Acquisitions                                -       (5,780)           -       (5,780)
   Capital expenditures                   (7,459)     (16,851)      (5,162)     (29,472)
   Cash proceeds on sale of
     assets                                    -        1,222          124        1,346
   Additions to intangibles
                                            (220)           -            -           (220)
                                      ----------   ----------   ----------   ----------
Net cash used in investing
  activities                              (7,679)     (21,409)      (5,038)     (34,126)
                                      ----------   ----------   ----------   ----------
Cash flows from financing
   activities:
   Net borrowings (repayment)
      under line of credit               (15,000)           -            -      (15,000)
   Proceeds from long-term
      debt                               267,438            -            -      267,438
   Repayment of long-term debt          (248,511)           -         (147)    (248,658)
   Proceeds from capital
      contribution                        22,500            -            -       22,500
   Debt financing                         (2,767)           -            -       (2,767)
Change in intercompany
   accounts                              (11,664)      11,624           40            -
                                      ----------   ----------   ----------   ----------
Net cash provided by (used
   in) financing activities               11,996       11,624         (107)      23,513
                                      ----------   ----------   ----------   ----------
Effect of exchange rate
   changes on cash                             -            -         (350)        (350)
                                      ----------   ----------   ----------   ----------
Net increase (decrease) in
   cash                                   (9,010)     (10,727)       1,410      (18,327)
Cash, beginning of  year                  20,900       19,650        7,512       48,062
                                      ----------   ----------   ----------   ----------
Cash, end of  year                    $   11,890   $    8,923   $    8,922   $   29,735
                                      ==========   ==========   ==========   ==========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Statement of Operations - For the year ended June 27,
2003

                                                                   Non-
                                        Issuer     Guarantors   Guarantors     TOTAL
                                      ----------   ----------   ----------   ----------
Sales, net                            $  149,202   $  382,354   $   79,107   $  610,663
Cost of sales                            104,251      296,519       58,701      459,471
                                      ----------   ----------   ----------   ----------
Gross profit                              44,951       85,835       20,406      151,192
Selling, general and
  administrative                          28,709       25,835        7,056       61,600
Integration expense                            -       11,164            -       11,164
                                      ----------   ----------   ----------   ----------
Income from operations                    16,242       48,836       13,350       78,428
Interest expense, net                     71,168          (61)         159       71,266
Unrealized loss on
  derivative contract                      1,997            -            -        1,997
Other expense (income)                      (825)      (1,851)       2,145         (531)
                                      ----------   ----------   ----------   ----------
Income (loss) before
  provision for income
  taxes                                  (56,098)      50,748       11,046        5,696
Provision (benefit) for
  income taxes                           (22,439)      20,330        4,415        2,306
                                      ----------   ----------   ----------   ----------
Net income (loss)                     $  (33,659)  $   30,418   $    6,631   $    3,390
                                      ==========   ==========   ==========   ==========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Balance Sheet - at June 27, 2003


                                                     Non-
                           Issuer     Guarantors   Guarantor     Eliminations      TOTAL
                         ----------   ----------   ----------    ------------     --------
CURRENT ASSETS           $   56,727    $241,910    $  61,151     $        -       $359,788
Property, plant and
  equipment, net             42,411     111,880        25,230             -        179,521
Intangible assets             8,713     192,049        12,390             -        213,152
Investment in
  subsidiaries              535,567           -             -      (535,567)             -
Deferred financing
  costs, net                 11,735         116             -             -         11,851
Deferred taxes               21,204          64        (2,096)            -         19,172
Other long-term
  assets                     81,667     279,227          (647)     (358,967)         1,280
                         ----------    --------    ----------    ----------       --------
    TOTAL ASSETS         $  758,024     825,246    $   96,028    $ (894,534)      $784,764
                         ==========    ========    ==========    ==========       ========
CURRENT LIABILITIES      $   46,758    $ 43,487    $   19,878    $        -       $110,123
Long-term debt              708,115           -         4,660             -        712,775
Other long-term
   liabilities               67,886     292,499        25,259      (358,967)        26,677
                         ----------    --------    ----------    ----------       --------
    TOTAL LIABILITIES       822,759     335,986        49,797      (358,967)       849,575
                         ----------    --------    ----------    ----------       --------
Additional paid-in
   capital                  187,999     296,783        15,656      (312,420)       188,018
Retained earnings
   (accumulated
   deficit)                 (30,569)    195,171        27,976      (223,147)       (30,569)
Accumulated other
   comprehensive
   loss                      (1,642)     (2,694)        2,599             -         (1,737)
Treasury stock             (220,523)          -             -             -       (220,523)
                         ----------    --------    ----------    ----------       --------
   TOTAL STOCKHOLDERS'
      DEFICIT               (64,735)    489,260        46,231      (535,567)       (64,811)
                         ----------    --------    ----------    ----------       --------
    TOTAL LIABILITIES
       AND
       STOCKHOLDERS'
       DEFICIT           $  758,024    $825,246    $   96,028    $ (894,534)      $784,764
                         ==========    ========    ==========    ==========       ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Cash Flows - For the year ended June 27, 2003

                                                                                             Non-
                                                                 Issuer      Guarantors   Guarantors    TOTAL
                                                                 ------      ----------   ----------    -----
Net cash provided by (used in) operating activities:            $(33,777)      $42,558      $6,248     $15,029
                                                                --------       -------      ------     -------
Cash flows from investing activities:
   Acquisitions                                                        -       (16,762)          -     (16,762)
   Capital expenditures                                          (11,726)      (15,865)     (4,641)    (32,232)
   Additions to intangibles                                         (149)            -        (851)     (1,000)
                                                                --------       -------      ------     -------
Net cash used in investing activities                            (11,875)      (32,627)     (5,492)    (49,994)
                                                                --------       -------      ------     -------
Cash flows from financing activities:
   Net borrowings (repayment) under line of credit                45,000             -           -      45,000
   Proceeds from long-term debt                                        -             -       1,116       1,116
   Repayment of long-term debt                                    (9,330)            -        (425)     (9,755)
   Proceeds from capital contribution                             17,842             -           -      17,842
Change in intercompany accounts                                    4,229          (941)     (3,288)          -
                                                                --------       -------      ------     -------
Net cash provided by financing activities                         57,741          (941)     (2,597)     54,203
                                                                --------       -------      ------     -------
Effect of exchange rate changes on cash                                -             -         625         625
                                                                --------       -------      ------     -------
Net increase (decrease) in cash                                   12,089         8,990      (1,216)     19,863
Cash, beginning of period                                          9,035        10,660       8,504      28,199
                                                                --------       -------      ------     -------
Cash, end of period                                              $21,124       $19,650     $ 7,288     $48,062
                                                                 =======       =======     =======     =======

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Statement of Operations - For the year ended June 28,
2002

                                                                                               Non-
                                                             Issuer         Guarantors      Guarantors        TOTAL
                                                             ------         ----------      ----------        -----
Sales, net                                                  $ 160,252       $ 356,621        $ 60,876       $ 577,749
Cost of sales                                                 116,130         270,380          43,947         430,457
                                                            ---------       ---------        --------       ---------
Gross profit                                                   44,122          86,241          16,929         147,292
Selling, general and administrative                            39,610          23,464           6,370          69,444
                                                            ---------       ---------        --------       ---------
Income from operations                                          4,512          62,777          10,559          77,848
Interest expense, net                                          70,881            (101)            154          70,934
Unrealized loss on derivative contract                          7,830               -               -           7,830
Other expense (income)                                           (756)         (1,155)          1,905              (6)
                                                            ---------       ---------        --------       ---------
Income (loss) before provision for income taxes               (73,443)         64,033           8,500            (910)
Provision (benefit) for income taxes                          (25,979)         28,597           3,059           5,677
                                                            ---------       ---------        --------       ---------
Net income (loss)                                           $ (47,464)      $  35,436        $  5,441       $  (6,587)
                                                            =========       =========        ========       =========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Cash Flows - For the year ended June 28, 2002

                                                                                 Non-
                                                        Issuer    Guarantors   Guarantors   TOTAL
                                                        ------    ----------   ----------   -----
Net cash provided by (used in) operating activities:   $(31,450)   $ 35,167     $  4,205   $  7,922
                                                       --------    --------     --------   --------
Cash flows from investing activities:
   Acquisitions                                               -     (63,624)           -    (63,624)
   Capital expenditures                                 (11,147)    (11,421)      (2,085)   (24,653)
   Additions to intangibles                                (169)          -            -       (169)
                                                       --------    --------     --------   --------
Net cash used in investing activities                   (11,316)    (75,045)      (2,085)   (88,446)
                                                       --------    --------     --------   --------
Cash flows from financing activities:
   Net borrowings (repayment) under line of credit      (19,000)          -            -    (19,000)
   Proceeds from long-term debt                          40,600           -          147     40,747
   Repayment of long-term debt                           (7,440)          -            -     (7,440)
   Proceeds from capital contribution                    50,000           -            -     50,000
   Deferred financing costs                                (154)          -            -       (154)
   Purchase of Treasury Stock                               (61)          -            -        (61)
   Change in intercompany accounts                      (45,034)     45,217         (183)         -
                                                       --------    --------     --------   --------
Net cash provided by financing activities                18,911      45,217          (36)    64,092
                                                       --------    --------     --------   --------
Effect of exchange rate changes on cash                       -           -          (14)       (14)
                                                       --------    --------     --------   --------
Net increase (decrease) in cash                         (23,855)      5,339        2,070    (16,446)
Cash, beginning of  year                                 32,890       5,321        6,434     44,645
                                                       --------    --------     --------   --------
Cash, end of  year                                     $  9,035    $ 10,660     $  8,504   $ 28,199
                                                       ========    ========     ========   ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                          First            Second
                                         Quarter           Quarter      Third Quarter   Fourth Quarter
                                         -------           -------      -------------   --------------
2004
Net sales                              $ 136,058          $122,712       $  169,133      $  207,739
Gross profit                              29,828            29,030           44,456           4,682
Income (loss) from operations             13,286            13,506           25,590         (21,320)
Net income (loss)                         (1,141)           (5,512)           3,226         (51,034)(1)

2003
Net sales                              $ 140,583          $118,584       $  166,091      $  185,405
Gross profit                              29,892            31,370           44,125          45,805
Income from operations                    15,981            14,897           23,199          24,351
Net income (loss)                         (4,768)              279            4,352           3,527
                                       =========          ========       ==========      ==========

                  Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products. Income from operations in the fourth quarter was adversely impacted by rapidly rising raw material costs, particularly at our garden hose operations where we could not pass these increased costs through to our customers. As a result, we recorded a $4.6 million write-off of garden hose inventory to reflect market values that were below cost at year-end. In addition, the Company increased its reserve on deferred taxes by approximately $15,000 to reserve for deferred taxes generated by 4th quarter losses of 2004.

                  (1) The fourth quarter of 2004 includes certain fourth quarter adjustments including the following;

                        (a)   a $10.0 million impairment of goodwill
                              associated with our other operations; and

                        (b) a change in our estimates of our sales allowances that increased our allowances by $8.0 million;

                        (c) a $7.0 million reduction in our deferred tax asset.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 ON SUPPLEMENTAL SCHEDULE

Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated October 3, 2004 relating to the consolidated financial statements of Tekni-Plex, Inc. and its subsidiaries (the "Company"), included the audits of the financial statement schedule for the years ended July 2, 2004, June 27, 2003, and June 28, 2002 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey
October 3,  2004

                                                                TEKNI-PLEX, INC.

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                          (DOLLARS IN THOUSANDS)

                                                                            Charged to
                                                        Balance at          Costs and                           BALANCE AT END
                                                   Beginning of Period     Expenses (1)      Deductions (2)      OF PERIOD(3)
                                                  ---------------------   ------------       --------------     --------------
YEAR ENDED JUNE 28, 2002
   Accounts receivable allowance for possible
      losses                                              $1,500             $  484               $313               $1,671
                                                          ======             ======               ====               ======
 YEAR ENDED JUNE 27, 2003
   Accounts receivable allowance for possible
      losses                                              $1,671             $2,350               $223               $3,798
                                                          ======             ======               ====               ======
YEAR ENDED JULY 2, 2004
   Accounts receivable allowance for possible
      losses                                              $3,798             $2,316               $786               $5,328
                                                          ======             ======               ====               ======

(1)  To increase accounts receivable allowance.

(2)  Uncollectible accounts written off, net of recoveries.

(3) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.