Form 10-Q
period 2004-10-01
TEKNI PLEX INC
filed 2004-11-15
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 1, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                                            1st Quarter 10Q 2005

                                TEKNI-PLEX, INC.

                                                                                PAGE
PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of October 1, 2004 and July 2, 2004...    3
         Consolidated Statements of Operations for the three months ended
           October 1, 2004 and September 26, 2003.............................    4
         Consolidated Statements of Comprehensive Net Income (Loss) for the
           three months ended October 1, 2004 and September 26, 2003..........    4
         Consolidated Statements of Cash Flows for the three months ended
           October 1, 2004 and September 26, 2003.............................    5
         Notes to Consolidated Financial Statements...........................    6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................   13
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........   14
ITEM 4.  CONTROLS AND PROCEDURES..............................................   14
PART II. OTHER INFORMATION
Item 1.  Legal proceedings....................................................   15
Item 2.  Changes in securities................................................   15
Item 3.  Defaults upon senior securities......................................   15
Item 4.  Submission of matters to a vote of securities holders................   15
Item 5.  Subsequent events....................................................   15
Item 6.  Exhibits.............................................................   15

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                             OCTOBER 1,     JULY 2,
                                                                                2004         2004
                                                                             (UNAUDITED)    AUDITED
                                                                             ----------   ----------
ASSETS
CURRENT:
  Cash                                                                       $   39,024   $   29,735
  Accounts receivable, net of allowance for doubtful accounts of $8,730 and
   $8,408 respectively                                                           90,173      138,109
  Inventories                                                                   175,857      153,807
  Prepaid expenses and other current assets                                       8,007        6,355
                                                                             ----------   ----------
      TOTAL CURRENT ASSETS                                                      313,061      328,006
PROPERTY, PLANT AND EQUIPMENT, NET                                              183,400      182,749
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
 OF $81,040 AND $80,550 RESPECTIVELY INCLUDING GOODWILL OF $198,532             205,720      207,278
DEFERRED CHARGES, NET OF ACCUMULATED
AMORTIZATION OF $9,634 AND $9,122 RESPECTIVELY                                    9,640        9,652
DEFERRED INCOME TAXES                                                            18,951       18,793
OTHER ASSETS                                                                      1,166        1,204
                                                                             ----------   ----------
                                                                             $  731,938   $  747,682
                                                                             ==========   ==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt                                          $    1,960   $    2,121
  Accounts payable - trade                                                       33,984       54,312
  Accrued payroll and benefits                                                   12,416       10,945
  Accrued interest                                                               23,104        6,763
  Accrued liabilities - other                                                    18,750       22,136
  Income taxes payable                                                            2,982        1,853
                                                                             ----------   ----------
      TOTAL CURRENT LIABILITIES                                                  93,196       98,130
LONG-TERM DEBT                                                                  731,819      731,886
OTHER LIABILITIES                                                                15,243       18,701
                                                                             ----------   ----------
      TOTAL LIABILITIES                                                         840,258      848,717
                                                                             ----------   ----------
STOCKHOLDERS' DEFICIT:
  Common stock                                                                       --           --
  Additional paid-in capital                                                    210,518      210,518
  Accumulated other comprehensive income                                         (4,361)      (6,000)
  Retained deficit                                                              (93,954)     (85,030)
  Less: Treasury stock                                                         (220,523)    (220,523)
                                                                             ----------   ----------
      TOTAL STOCKHOLDERS' DEFICIT                                              (108,320)    (101,035)
                                                                             ----------   ----------
                                                                             $  731,938   $  747,682
                                                                             ==========   ==========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                  OCTOBER 1, 2004  SEPTEMBER 26, 2003
                                                                 ----------------  ------------------
NET SALES                                                        $        143,461   $        136,058
COST OF GOODS SOLD                                                        114,086            106,230
                                                                 ----------------   ----------------
 GROSS PROFIT                                                              29,375             29,828
OPERATING EXPENSES:
  Selling, general and administrative                                      15,843             15,365
  Integration expense                                                       2,603              1,174
                                                                 ----------------   ----------------
OPERATING PROFIT                                                           10,929             13,289
OTHER EXPENSES
  Interest expense, net                                                    21,803             17,526
  Unrealized (gain) loss on derivative contracts                           (3,176)            (2,454)
  Other expense                                                               362                118
                                                                 ----------------   ----------------
INCOME (LOSS) BEFORE INCOME TAXES                                          (8,060)            (1,901)
Provision (benefit)for income tax                                             864               (760)
                                                                 ----------------   ----------------
NET (LOSS)                                                       $         (8,924)  $         (1,141)
                                                                 ================   ================

                                                                          THREE MONTHS ENDED
                                                                 OCTOBER 1, 2004   SEPTEMBER 26, 2003
                                                                 ----------------  ------------------
CONSOLIDATED STATEMENTS OF COMPREHENSIVE NET INCOME (LOSS)       $         (8,924)  $         (1,141)
COMPREHENSIVE (LOSS), NET OF TAXES
  Foreign currency translation adjustment                                   1,639               (126)
                                                                 ----------------   ----------------
COMPREHENSIVE (LOSS)                                             $         (7,285)  $         (1,267)
                                                                 ================   ================

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                         OCTOBER 1,    SEPTEMBER 26,
                                                                            2004           2003
                                                                        ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                            $     (8,924)  $     (1,141)
  Adjustment to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                            7,578          7,079
      Unrealized (gain) loss on derivative contracts                          (3,176)        (2,454)
      Deferred income taxes                                                     (145)          (556)
  Changes in operating assets and liabilities:
      Accounts receivable                                                     48,701         43,609
      Inventories                                                            (21,706)       (10,197)
      Prepaid expenses and other current assets                                 (935)          (416)
      Income taxes                                                             1,129         (6,034)
      Accounts payable-trade                                                 (20,099)       (23,729)
      Accrued interest                                                        16,344          9,926
      Accrued expenses and other liabilities                                  (2,174)         3,828
                                                                        ------------   ------------
          Net cash provided by operating activities                           16,593         19,915
                                                                        ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    (5,918)        (7,841)
      Acquisition costs                                                          (39)            --
      Additions to intangibles                                                  (240)          (297)
      Deposits and other assets                                                   38             (4)
                                                                        ------------   ------------
          Net cash (used in) investing activities                             (6,159)        (8,142)
                                                                        ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments/borrowings of long-term debt                                    (467)        (3,224)
     Debt financing costs                                                       (500)            --
                                                                        ------------   ------------
          Net cash (used in) financing activities                               (967)        (3,224)
                                                                        ------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         (178)           (17)
                                                                        ------------   ------------
Net increase in cash                                                           9,289          8,532
Cash, beginning of period                                                     29,735         48,062
                                                                        ------------   ------------
Cash, end of period                                                     $     39,024   $     56,594
                                                                        ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for:
       Interest                                                         $      5,040   $      7,142
       Income taxes                                                               19            141

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

      The results for the first quarter of fiscal 2005 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at October 1, 2004. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended July 2, 2004.

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

                        THREE MONTHS ENDED
                   ---------------------------
                    OCTOBER 1,    SEPTEMBER 26
                       2004           2003
                   ------------   ------------
Net (loss)
As reported        $     (8,924)  $     (1,141)
Adjustments for
Fair value of
Stock options,
Net of tax                   (3)           (22)
                   ------------   ------------
Pro forma          $     (8,927)  $     (1,163)

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3 - INVENTORIES

Inventories as of October 1, 2004 and July 2, 2004 are summarized as follows:

                 OCTOBER 1, 2004     JULY 2, 2004
                 ----------------  ----------------
Raw materials    $         60,184  $         58,881
Work-in-process            14,679            12,668
Finished goods            100,994            82,258
                 ----------------  ----------------
                 $        175,857  $        153,807
                 ----------------  ----------------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                   OCTOBER 1, 2004     JULY 2, 2004
                                                                   ----------------  ----------------
Senior Subordinated Notes issued June 21, 2000 at 12-3/4%
due June 15, 2010. (less unamortized discount of $2,166
and $2,260)                                                        $        272,834  $        272,740

Senior Subordinated Notes issued May 2002 at 12-3/4% due
June 15, 2010 (plus unamortized premium of $418 and $437)                    40,418            40,437
Senior Debt:
  Senior Secured Notes issued November 21, 2003 at 8-3/4% due
  November 15, 2013 (less unamortized discount of $6,932 and
   (7,121)                                                                  268,068           267,879
  Revolving line of credit, expiring June, 2006. At
  October 1, 2004, the interest rates were 5.84% and 5.79% and at
    July 2, 2004 the interest rates ranged from 4.80% to 6.50%               76,000            76,000
  Term notes due June, 2008, with interest
  rates at October 1, 2004 and July 2, 2004 of 6.08% and 5.60%               71,077            71,263
Other, primarily foreign term loans, with interest rates
ranging from 4.44% to 5.44% and maturities from 2004 to 2010                  5,382             5,688
                                                                   ----------------  ----------------
                                                                            733,779           734,007
Less: Current maturities                                                      1,960             2,121
                                                                   ----------------  ----------------
                                                                   $        731,819  $        731,886
                                                                   ================  ================

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

                                                      TUBING
                                       PACKAGING     PRODUCTS       OTHER          TOTAL
                                     ------------  ------------  ------------  ------------
Three Months Ended October 1, 2004
Revenues from external customers     $     81,762  $     31,036  $     30,663  $    143,461
Interest expense                            6,951        10,231         4,621        21,803
Depreciation and amortization               3,657         2,073         1,592         7,322
Segment income from operations             13,602         2,413           364        16,379
Expenditures for segment assets             3,342         1,103         1,244         5,689
   Segment assets as of
    October 1, 2004                  $    287,499  $    294,443  $    139,306  $    721,248
                                     ------------  ------------  ------------  ------------
Three Months Ended
  September 26, 2003
Revenues from external customers     $     68,659  $     39,393  $     28,006  $    136,058
Interest expense                            5,583         8,216         3,727        17,526
Depreciation and amortization               3,388         1,954         1,481         6,823
Segment income from operations             10,029         8,282            68        18,379
Expenditures for segment assets             4,817           333         2,459         7,609
Segment assets as of July 2, 2004    $    271,432  $    326,882  $    138,705  $    737,019
                                     ------------  ------------  ------------  ------------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                                         THREE MONTHS ENDED
                                                OCTOBER 1, 2004   SEPTEMBER 26, 2003
                                                ----------------  ------------------
OPERATING PROFIT OR LOSS
Total operating profit for reportable segments
  before income taxes                           $         16,379   $         18,379
Corporate and eliminations                                (5,450)            (5,090)
                                                ----------------   ----------------
                                                $         10,929   $         13,289
                                                ================   ================
DEPRECIATION AND AMORTIZATION
Segment totals                                  $          7,322   $          6,823
Corporate                                                    256                256
                                                ----------------   ----------------
    Consolidated total                          $          7,578   $          7,079
                                                ================   ================
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments     $          5,689   $          7,609
Other unallocated expenditures                               229                232
                                                ----------------   ----------------
    Consolidated total                          $          5,918   $          7,841
                                                ================   ================

                                                 OCTOBER 1, 2004     JULY 2, 2004
                                                ----------------   ----------------
ASSETS
Total assets from reportable segments           $        721,248   $        737,019
Other unallocated amounts                                 10,690             10,663
                                                ----------------   ----------------
    Consolidated total                          $        731,938   $        747,682
                                                ================   ================

GEOGRAPHIC INFORMATION

                                                      THREE MONTHS ENDED
                                                OCTOBER 1, 2004  SEPTEMBER 26, 2003
                                               ----------------  ------------------
REVENUES
United States                                  $        122,110   $        118,174
International                                            21,351             17,884
                                               ----------------   ----------------
  Total                                        $        143,461   $        136,058
                                               ================   ================

                                                 OCTOBER 1, 2004    JULY 2, 2004
                                                ----------------  ----------------
LONG-LIVED ASSETS
United States                                   $        384,214  $        385,120
International                                             34,663            34,556
                                                ----------------  ----------------
  Total                                         $        418,877  $        419,676
                                                ================  ================

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

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                   For the three months ended October 1, 2004

                                                                                                 NON-
                                                  TOTAL          ISSUER       GUARANTORS     GUARANTORS
                                               ------------   ------------   ------------   ------------
Net sales                                      $    143,461   $     42,235   $     79,875   $     21,351
Cost of goods sold                                  114,086         30,908         67,165         16,013
                                               ------------   ------------   ------------   ------------
Gross profit                                         29,375         11,327         12,710          5,338
Operating expenses:
  Selling, General and administrative                15,843          7,563          6,228          2,052
  Integration expense                                 2,603            555          2,048             --
                                               ------------   ------------   ------------   ------------
Operating profit                                     10,929          3,209          4,434          3,286
Interest expense, net                                21,803         21,783            (16)            36
Unrealized gain on derivative contracts              (3,176)        (3,176)            --             --
Other expense                                           362           (235)          (203)           800
                                                              ------------   ------------   ------------
Income (loss) before income taxes
Provision (benefit) for income taxes                 (8,060)       (15,163)         4,653          2,450
Net income (loss)                                       864         (1,600)         1,600            864
                                               ------------   ------------   ------------   ------------
                                               $     (8,924)  $    (13,563)  $      3,053   $      1,586
                                               ============   ============   ============   ============

                      Consolidated Statement of Operations
                                 (in thousands)
                  For the three months ended September 26, 2003

                                                                                                NON-
                                                  TOTAL          ISSUER       GUARANTORS     GUARANTORS
                                               ------------   ------------   ------------   ------------
Net sales                                      $    136,058   $     33,648   $     84,526   $     17,884
Cost of sales                                       106,230         26,110         66,071         14,049
                                               ------------   ------------   ------------   ------------
Gross profit                                         29,828          7,538         18,455          3,835
Operating expenses:
  Selling, General and administrative                15,365          6,692          6,905          1,768
  Integration Expense                                 1,174             --          1,174             --
                                               ------------   ------------   ------------   ------------
Operating profit                                     13,289            846         10,376          2,067
Interest expense, net                                17,526         17,498            (16)            44
Unrealized loss on derivative contracts              (2,454)        (2,454)            --             --
Other expense (income)                                  118           (194)          (315)           627
                                               ------------   ------------   ------------   ------------
Income (loss) before provision (benefit)
 for income taxes                                    (1,901)       (14,004)        10,707          1,396
Provision (benefit) for income taxes                   (760)        (5,600)         4,289            551
                                               ------------   ------------   ------------   ------------
Net income(loss)                               $     (1,141)  $     (8,404)  $      6,418   $        845
                                               ============   ============   ============   ============

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

            Condensed Consolidated Balance Sheet - at October 1, 2004

                                                                                                                        NON-
                                          TOTAL           ELIMINATIONS          ISSUER           GUARANTORS         GUARANTORS
                                     ----------------   ----------------   ----------------   ----------------   ----------------
Current assets                       $        313,061   $             --   $         45,268   $        196,073   $         71,720
Property, plant and
  equipment, net                              183,400                 --             43,818            113,831             25,751
Intangible assets                             205,720                 --             15,190            179,799             10,731
Investment in subsidiaries                         --           (565,277)           565,277                 --                 --
Deferred income taxes                          18,951                 --             30,032             (9,030)            (2,051)
Deferred financing costs                        9,640                 --              9,524                116                 --
Other assets                                    1,166           (608,583)           331,724            277,793                232
                                     ----------------   ----------------   ----------------   ----------------   ----------------
  Total assets                       $        731,938   $     (1,173,860)  $      1,040,833   $        758,582   $        106,383
                                     ================   ================   ================   ================   ================
Current liabilities                  $         93,196   $             --   $         43,407   $         28,059   $         21,730
Long-term debt                                731,819                 --            727,655                 --              4,164
Other long-term liabilities                    15,243           (608,583)           375,116            226,361             22,349
                                     ----------------   ----------------   ----------------   ----------------   ----------------
  Total liabilities                           840,258           (608,583)         1,146,178            254,420             48,243
                                     ----------------   ----------------   ----------------   ----------------   ----------------
Additional paid-in capital                    210,518           (313,529)           210,499            296,783             16,765
Retained earnings (deficit)                   (93,954)          (251,748)           (93,954)           214,622             37,126
Cumulative currency
  translation adjustment                       (4,361)                --             (1,367)            (7,243)             4,249
Less: Treasury stock                         (220,523)                --           (220,523)                --                 --
                                     ----------------   ----------------   ----------------   ----------------   ----------------
  Total equity                               (108,320)          (565,277)          (105,345)           504,162             58,140
                                     ----------------   ----------------   ----------------   ----------------   ----------------
Total liabilities and deficit        $        731,938   $     (1,173,860)  $      1,040,833   $        758,582   $        106,383
                                     ================   ================   ================   ================   ================

             Condensed Consolidated Balance Sheet - at July 2, 2004

                                                                                                                       NON-
                                          TOTAL           ELIMINATIONS          ISSUER           GUARANTORS         GUARANTORS
                                     ----------------   ----------------   ----------------   ----------------   ----------------
Current assets                       $        328,006   $             --   $         38,357   $        218,542   $         71,107
Property, plant and
  equipment, net                              182,749                 --             43,178            113,335             26,236
Intangible assets                             207,278                 --             16,471            179,997             10,810
Investment in subsidiaries                         --           (560,638)           560,638                 --                 --
Deferred financing costs, net                   9,652                 --              9,536                116                 --
Deferred taxes                                 18,793                 --             30,032             (9,205)            (2,034)
Other long-term assets                          1,204           (594,961)           339,165            257,456               (456)
                                     ----------------   ----------------   ----------------   ----------------   ----------------
  Total assets                       $        747,682   $     (1,155,599)  $      1,037,377   $        760,241   $        105,663
                                     ================   ================   ================   ================   ================
Current liabilities                            98,130                 --             26,277             47,577             24,276
Long-term debt                                731,886                 --            727,577                 --              4,309
Other long-term liabilities                    18,701           (594,961)           379,944            211,540             22,178
                                     ----------------   ----------------   ----------------   ----------------   ----------------
  Total liabilities                           848,717           (594,961)         1,133,798            259,117             50,763
                                     ----------------   ----------------   ----------------   ----------------   ----------------
Additional paid-in capital                    210,518           (313,529)           210,499            296,783             16,765
Retained earnings (deficit)                   (85,030)          (247,109)           (85,030)           211,569             35,540
Other comprehensive loss                       (6,000)                --             (1,367)            (7,228)             2,595
Less: Treasury stock                         (220,523)                --           (220,523)                --                 --
                                     ----------------   ----------------   ----------------   ----------------   ----------------
  Total Stockholders' deficit                (101,035)          (560,638)           (96,421)           501,124             54,900
                                     ----------------   ----------------   ----------------   ----------------   ----------------
Total liabilities and deficit        $        747,682   $     (1,155,599)  $      1,037,377   $        760,241   $        105,663
                                     ================   ================   ================   ================   ================

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                   For the three months ended October 1, 2004

                                                                                                                         NON-
                                                              TOTAL              ISSUER           GUARANTOR           GUARANTORS
                                                         ----------------   ----------------   ----------------   ----------------
Net cash provided by (used in) operating activities      $         16,593   $         (7,130)  $         17,038   $          6,685
                                                         ----------------   ----------------   ----------------   ----------------
Cash flows from Investing activities:
 Capital expenditures                                              (5,918)            (1,112)            (4,552)              (254)
 Additions to intangibles                                            (240)               (92)                --               (148)
 Deposits and other assets                                             38                 38                 --                 --
  Acquisition costs                                                   (39)               (39)                --                 --
                                                         ----------------   ----------------   ----------------   ----------------
  Net cash used in investing activities                            (6,159)            (1,205)            (4,552)              (402)
                                                         ----------------   ----------------   ----------------   ----------------
Cash flows from financing activities
 Borrowing / (Repayment) of long term debt                           (467)                78                 --               (545)
 Debt Financing costs                                                (500)              (500)                --                 --
 Change in intercompany accounts                                       --              7,444            (17,278)             9,834
                                                         ----------------   ----------------   ----------------   ----------------
  Net cash flows provided by (used in) financing
   activities                                                        (967)             7,022            (17,278)             9,289
Effect of exchange rate changes on cash                              (178)                --                 --               (178)
                                                         ----------------   ----------------   ----------------   ----------------
Net increase (decrease) in cash                                     9,289             (1,313)            (4,792)            15,394
Cash, beginning of period                                          29,735             11,890              8,923              8,922
                                                         ----------------   ----------------   ----------------   ----------------
Cash, end of period                                      $         39,024   $         10,577   $          4,131   $         24,316
                                                         ================   ================   ================   ================

                  For the three months ended September 26, 2003

                                                                                                                         NON-
                                                               TOTAL             ISSUER           GUARANTORS          GUARANTORS
                                                         ----------------   ----------------   ----------------   ----------------
Net cash provided by (used in) operating activities      $         19,915   $        (13,771)  $         22,604   $         11,082
                                                         ----------------   ----------------   ----------------   ----------------
Cash flows from Investing activities:
 Capital expenditures                                              (7,841)            (3,754)            (3,367)              (720)
 Additions to intangibles                                            (297)               (50)              (193)               (54)
 Deposits and other assets                                             (4)                (4)                --                 --
                                                         ----------------   ----------------   ----------------   ----------------
  Net cash provided by (used in) provided
  by investing activities                                          (8,142)            (3,808)           (3,560)              (774)
                                                         ----------------   ----------------   ----------------   ----------------
Cash flows from financing activities
 Repayment of long term debt                                       (3,224)            (3,034)                --               (190)
 Payment for treasury stock                                            --             33,086            (30,687)            (2,399)
                                                         ----------------   ----------------   ----------------   ----------------
 Change in intercompany accounts
  Net cash flows provided by (used in)                             (3,224)            30,052            (30,687)            (2,589)
                                                         ----------------   ----------------   ----------------   ----------------
  financing activities                                                (17)                --                 --                (17)
                                                         ----------------   ----------------   ----------------   ----------------
Effect of exchange rate changes on cash                             8,532             12,473            (11,643)             7,702
Net increase (decrease) in cash                                    48,062             20,900             19,650              7,512
                                                         ----------------   ----------------   ----------------   ----------------
Cash, beginning of period                                $         56,594   $         33,373   $          8,007   $         15,214
                                                         ================   ================   ================   ================
Cash, end of period

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

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through October 1, 2004.

                                            BALANCE     COSTS CHARGED TO      BALANCE
                                           JULY 2004         RESERVE      OCTOBER 1, 2004
                                          ------------  ----------------  ---------------
Legal, environmental and other            $      1,161    $         13              1,148
                                          ------------    ------------    ---------------
                                          $      1,161    $         13    $         1,148
                                          ============    ============    ===============

The remaining legal and environmental costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through October 1, 2004 is as follows:

                                                                              BALANCE
                                             BALANCE       COSTS CHARGED     OCTOBER 1,
                                            JULY 2004        TO RESERVE        2004
                                          ------------    -------------   ---------------
Legal and environmental                   $      1,281    $          90             1,191
                                          ------------    -------------   ---------------
                                          $      1,281    $          90   $         1,191
                                          ============    =============   ===============

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL 2005 COMPARED WITH THE FIRST QUARTER OF FISCAL 2004

Net sales increased by $7.4 million or 5.4% to $143.5 million for the three months ended October 1, 2004 from $136.1 million for the three months ended September 26, 2003. The increase in net sales was largely attributable to higher selling prices and higher volumes for our packaging products, partially offset by weaker volumes at our garden hose unit. Net sales for our Tubing Segment decreased 21.2% to $31.0 million in the current period from $39.4 million in the prior period due to weather related weak demand for garden hose in July and August. Net sales for our Packaging Segment increased 19.1% to $81.8 million in the current period from $68.7 million in the prior period due higher prices and higher volumes. Other net sales increased 9.5% to $30.7 million in the current period compared to $28.0 million last year, primarily due to higher volumes.

Cost of sales increased to $114.1 million for the three months ended October 1, 2004 from $106.2 million for the three months ended September 26, 2003. Expressed as a percentage of net sales, cost of sales increased to 79.5% for the three months ended October 1, 2004 from 78.1% for the three months ended September 26, 2003 primarily due to our inability to pass through higher material costs to our garden hose customers.

Gross profit, as a result, remained essentially flat at $29.4 million for the three months ended October 1, 2004 from $29.8 million for the three months ending September 26, 2003. Expressed as a percentage of net sales, gross profit declined to 20.5% in the current period from 21.9% in the previous year. Our Tubing Segment gross profit decreased to $5.7 million or 18.4% of net sales in the first quarter of fiscal 2005 compared to $11.6 million or 29.6% in the first quarter of the previous year largely due to our inability to pass through higher raw material cost to our garden hose customers. Gross profit at our Packaging Segment increased to $21.7 million in the most recent period from $16.6 million in the comparable period of last year as we were successful in passing through rising raw material costs to our packaging customers. In addition, our Packaging Segment benefited from an improved product mix at our food packaging operations. Measured as a percentage of net sales, Packaging gross profit improved to 26.6% in fiscal 2005 from 24.1% in fiscal 2004. Other gross profit increased to $1.9 million in the current period from $1.6 million in the comparable period of the previous year as we realized improvements at our recycling operations. Measured as a percentage of net sales, Other gross profit increased to 6.3% in the first quarter of fiscal 2005 compared to 5.7% in the same period of the previous year.

Selling, general and administrative expense increased slightly to $15.8 million in the three months ended October 1, 2004 compared to $15.4 million in the three months ended September 26, 2003. The ratio of selling, general and administrative expense to net sales decreased to 11.0% for the three months ending October 1, 2004 from 11.3% in the comparable period of last year.

Integration expense increased to $2.6 million in the current period from $1.2 million last year due to the inclusion of expenses associated with the closing of our Rockaway, New Jersey facility and consolidating Rockaway's operations into our Clayton, North Carolina and our Clinton, Illinois facilities as well as the integration expenses associated with our recent acquisition of Genpak's egg carton business.

Operating profit, as a result of the foregoing, decreased to $10.9 million or 7.6% of net sales for the three months ended October 1, 2004 from $13.3 million or 9.8% of net sales for the three months ended September 26, 2003. Operating profit for our Tubing Segment decreased to $2.4 million in the current period from $8.3 million in the prior period. Measured as a percentage of net sales, Tubing operating profit decreased to 7.8% in the current period from 21.0% in the prior period due to weak garden hose sales and higher raw material costs that we were unable to pass through to our garden hose customers. Despite a rapid run-up in material costs, our operating Profit for our Packaging Segment increased to $13.6 million in the current period from $10.0 million in the prior period due higher volumes and higher selling prices as well as improved sales mix. Measured as a percent of net sales, operating profit for our Packaging Segment increased to 16.6% in the current period from 14.6% in the prior period. Other operating profit increased slightly to $0.4 million in the current period compared to $0.1 million in the previous year. Measured as a percentage of net sales, Other Operating profit increased to 1.2% in the first quarter of fiscal 2005 compared to 0.2% in the same period of the previous year.

Interest expense increased to $21.8 million for the three months ended October 1, 2004 from $17.5 million in the three months ended September 26, 2003, primarily due to higher interest rates. Measured as a percentage of net sales, interest expense increased to 15.2% in the current period compared to 12.9% in the previous period. The unrealized gain on derivative contracts increased to $3.2 million in the current period as compared to $2.5 million for the three months ended September 26, 2003.

Loss before income taxes, as a result, was a loss of $8.1 million for the three months ended October 1, 2004 compared to a loss of $1.9 million for the three months ended September 26, 2003.

Provision for income taxes was $0.9 million for the three months ended October 1, 2004, compared to a benefit of $0.8 million for the three months ended September 26, 2003, primarily attributable to reserving losses generated in the three months ended October 1, 2004.

Net loss, as a result, was a loss of $8.9 million for the three months ended October 1, 2004 compared with a loss of $1.1 million for the three months ended September 26, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations for the three months ended October 1, 2004 was $16.6 million compared with $19.9 million in the same period of the prior year. The $3.3 million decrease was due primarily to lower earnings as well as a larger increase in inventories in fiscal 2005 compared to fiscal 2004, particularly at our garden hose operations where we built seasonal inventories early in the year in anticipation of rising raw material costs later in the year.

Working capital on October 1, 2004 was $219.9 million compared to $229.9 million on June 27, 2003. The $10.0 million decrease in working capital is largely attributable to a normal seasonal decline in accounts receivable partially offset by a normal seasonal increase in inventories as well as a decline in accounts payable. This seasonal fluctuation also resulted in a $9.4 million increase in cash.

As of October 1, 2004, the Company had an outstanding balance of $76.0 million under the $100.0 million revolving credit line.

The Company's capital expenditures for the three months ended October 1, 2004 and September 26, 2003 were $5.9 million and $7.8 million respectively.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At October 1, 2004, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $147.1 million. A hypothetical 1% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.9 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion. To mitigate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements for a notional amount of $344.0 million.

ITEM 4. CONTROLS AND PROCEDURES

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

In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended July 2, 2004, the Company's independent auditors, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "reportable conditions", as defined under standards established by the American Institute of Certified Public Accountants or AICPA:

      - Lack of quantity of staff which led to issues related to timeliness of financial reporting and year end closing process.

      - Lack of quantity of staff which led to issues related to process related to estimating chargeback reserves and inventory lower of cost or market analysis, including preparation and review of analysis.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures as of October 1, 2004. Because of the foregoing material weakness identified by BDO in conjunction with our annual audit for fiscal year ending July 2, 2004, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures are not effective. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure timeliness of financial reporting as well as reviewing our estimates of chargeback reserves and inventory on a more frequent basis. The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

In the first quarter of fiscal 2005, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 5. Subsequent Events   None

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

November 15, 2004

By: /s/ F. Patrick Smith
    ----------------------------------
    F. Patrick Smith
    Chairman of the Board and
    Chief Executive Officer

By: /s/ James E.Condon
    ----------------------------------
    James E.Condon
    Vice President and Chief Financial
    Officer