Form 10-Q
period 2004-12-31
TEKNI PLEX INC
filed 2005-02-14
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

                                TEKNI-PLEX, INC.

                                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS
                   Consolidated Balance Sheets as of December 31, 2004 (unaudited) and July 2, 2004.............      3
                   Consolidated Statements of Operations for the six months and three months ended December 31,
                          2004 and December 26, 2003............................................................      4

                   Consolidated Statements of Comprehensive Income (Loss) for the six months and
                          three months ended December 31, 2004 and December 26, 2003............................      4
                   Consolidated Statements of Cash Flows for the six months ended December 31,2004 and
                          December 26, 2003.....................................................................      5
                   Notes to Consolidated Financial Statements...................................................      6
ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........     15

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................     17
ITEM 4.          CONTROLS AND PROCEDURES........................................................................     17
PART II.  OTHER INFORMATION
Item 1.            Legal proceedings............................................................................     19
Item 2.            Changes in securities.......................................................................      19
Item 3.            Defaults upon senior securities..............................................................     19
Item 4.            Submission of matters to a vote of securities holders........................................     19
Item 5.            Subsequent events............................................................................     19
Item 6.            Exhibits.....................................................................................     19

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                  DECEMBER 31,    JULY 2,
                                                                                     2004          2004
                                                                                  (UNAUDITED)    (AUDITED)
                                                                                  -----------    ---------
ASSETS
CURRENT:
   Cash                                                                           $    12,463    $  29,735
   Accounts receivable, net of allowances of $8,855 and
    $8,408 respectively                                                                86,750      138,109
   Inventories                                                                        201,663      153,807
   Prepaid expenses and other current assets                                            7,811        6,355
                                                                                  -----------    ---------
         TOTAL CURRENT ASSETS                                                         308,687      328,006
PROPERTY, PLANT AND EQUIPMENT, NET                                                    184,458      182,749
GOODWILL                                                                              198,532      198,532
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
 OF $3,908 AND $2,900 RESPECTIVELY                                                      7,508        8,746
DEFERRED CHARGES, NET OF ACCUMULATED
AMORTIZATION OF $10,147 AND $9,122 RESPECTIVELY                                         9,127        9,652
DEFERRED INCOME TAXES                                                                  18,825       18,793
OTHER ASSETS                                                                            1,240        1,204
                                                                                  -----------    ---------
                                                                                  $   728,377    $ 747,682
                                                                                  ===========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                              $     1,743    $   2,121
   Accounts payable - trade                                                            35,212       54,312
   Accrued payroll and benefits                                                        12,762       10,945
   Accrued interest                                                                     5,975        6,763
   Accrued liabilities - other                                                         21,753       22,136
   Income taxes payable                                                                   818        1,853
                                                                                  -----------    ---------
         TOTAL CURRENT LIABILITIES                                                     78,263       98,130
LONG-TERM DEBT                                                                        750,133      731,886
OTHER LIABILITIES                                                                      14,394       18,701
                                                                                  -----------    ---------
         TOTAL LIABILITIES                                                            842,790      848,717
                                                                                  -----------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock                                                                            --           --
   Additional paid-in capital                                                         210,518      210,518
   Accumulated other comprehensive income (loss)                                          369       (6,000)
   Retained deficit                                                                  (104,777)     (85,030)
   Less: Treasury stock                                                              (220,523)    (220,523)
                                                                                  -----------    ---------
         TOTAL STOCKHOLDERS' DEFICIT                                                 (114,413)    (101,035)
                                                                                  -----------    ---------
                                                                                  $   728,377    $ 747,682
                                                                                  ===========    =========

           See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          DECEMBER 31,    DECEMBER 26,     DECEMBER 31,   DECEMBER 26,
                                                             2004            2003             2004           2003
                                                          ----------      ----------       ----------     ----------
NET SALES                                                 $  138,247      $  122,712       $  281,708     $  258,770
COST OF SALES                                                112,225          93,682          226,311        199,912
                                                          ----------      ----------       ----------     ----------
GROSS PROFIT                                                  26,022          29,030           55,397         58,858
OPERATING EXPENSES:
   Selling, general and administrative                        14,200          14,434           30,043         29,799
   Integration expense                                         2,219           1,090            4,822          2,264
                                                          ----------      ----------       ----------     ----------
OPERATING PROFIT                                               9,603          13,506           20,532         26,795
OTHER EXPENSES:
   Interest expense                                           20,354          23,800           42,157         41,326
   Unrealized (gain) loss on derivative
   Contracts                                                  (1,008)         (1,744)          (4,184)        (4,198)
   Other expenses                                                420             602              782            720
                                                          ----------      ----------       ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES                            (10,163)         (9,152)         (18,223)       (11,053)
PROVISION (benefit) FOR INCOME TAXES                             660          (3,640)           1,524         (4,400)
                                                          ----------      ----------       ----------     ----------
NET (LOSS)                                                $  (10,823)     $   (5,512)      $  (19,747)    $   (6,653)
                                                          ==========      ==========       ==========     ==========

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(LOSS)
NET LOSS                                                  $  (10,823)     $   (5,512)      $  (19,747)    $   (6,653)
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment                     4,087           6,175            5,726          6,049
                                                          ----------      ----------       ----------     ----------
COMPREHENSIVE INCOME (LOSS)                               $   (6,736)     $      663       $  (14,021)    $     (604)
                                                          ==========      ==========       ==========     ==========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                  SIX MONTHS ENDED
                                                                             DECEMBER 31,   DECEMBER 26,
                                                                                 2004           2003
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                  $   (19,747)   $    (6,653)
   Adjustment to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization                                            15,253         17,149
         Unrealized (gain) loss on derivative contracts                           (4,184)        (4,198)
         Deferred income taxes                                                        32         (4,227)
         Loss on sale of assets                                                       --            131
   Changes in operating assets and liabilities:
         Accounts receivable                                                      52,800         49,431
         Inventories                                                             (46,678)       (34,724)
         Prepaid expenses and other current assets                                 1,645          1,249
         Income taxes                                                             (1,035)        (6,036)
         Accounts payable-trade                                                  (18,320)       (24,409)
         Accrued interest                                                           (788)           276
         Accrued expenses and other liabilities                                    1,739          2,806
                                                                             -----------    -----------
                Net cash used in operating activities                            (19,283         (9,205)
                                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                    (13,357)       (15,087)
         Acquisition costs                                                           (39)            --
         Additions to intangibles                                                 (1,078)          (886)
         Cash proceeds from sale of assets                                            --          1,392
         Deposits and other assets                                                   (36)          (191)
                                                                             -----------    -----------
                Net cash used in investing activities                            (14,510)       (14,772)
                                                                             -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        (Repayments) borrowings of long-term debt                                 17,336       (265,990)
        Proceeds from senior secured notes                                            --        267,438
        Debt financing costs                                                        (500)        (1,738)
                                                                             -----------    -----------
                Net cash provided by  (used in) financing activities              16,836           (290)
                                                                             -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             (315)          (659)
                                                                             -----------    -----------
Net decrease in cash                                                             (17,272)       (24,926)
Cash, beginning of period                                                         29,735         48,062
                                                                             -----------    -----------
Cash, end of period                                                          $    12,463    $    23,136
                                                                             ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
                  Cash paid for:
                     Interest                                                $    42,225    $    37,292
                     Income taxes                                                  2,502          2,551

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

      The results for the second quarter and first six months of fiscal 2005 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the period presented and the consolidated balance sheet at December 31, 2004. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended July 2, 2004.

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

                                    Three Months Ended              Six Months Ended
                              December 31,   December 26,     December 31,   December 26,
                                  2004          2003             2004            2003
                              -----------   ------------      -----------    ------------
Net income (loss)
As reported                   $   (10,823)   $    (5,512)     $   (19,747)   $     (6,653)

Adjustments for
Fair value of
Stock options,
Net of tax                            (10)           (22)             (13)           ( 45)
                              -----------    -----------      -----------    ------------
Pro forma                     $   (10,833)   $    (5,534)     $   (19,760)   $     (6,698)

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3 - INVENTORIES

Inventories as of December 31, 2004 and July 2, 2004 are summarized as follows:

                        DECEMBER 31, 2004   JULY 2, 2004
                        -----------------   ------------
Raw materials             $   68,424        $    58,881
Work-in-process               16,010             12,668
Finished goods               117,229             82,258
                          ----------        -----------
                          $  201,663        $   153,807
                          ----------        -----------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 4 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            DECEMBER 31, 2004   JULY 2, 2004
                                                                            -----------------   ------------
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June
 15, 2010 (less unamortized discount of $2,072
 and $2,260)                                                                   $  272,929        $   272,740
Senior Subordinated Notes issued May 2002 at 12-3/4% due
 June 15, 2010 (plus unamortized premium of $399 and $437)                         40,399             40,437
Senior Debt:
 Senior Secured Notes issued November 21, 2003 at 8-3/4% due
  November 15, 2013 (less unamortized discount of $6,743 and                      268,257            267,879
  $7,121)
 Revolving line of credit, expiring June, 2006. At
  December 31, 2004, the interest rates ranged from
  6.37% and 8.25%                                                                  94,000             76,000
 Term notes due June, 2006 and June, 2008, with an interest
  rate at December 31, 2004 was 6.54% and 6.63%                                    70,892             71,263
Other, primarily foreign term loans, with interest rates
 ranging from 4.44% to 5.44% and maturities from 2005 to 2010                       5,399              5,688
                                                                               ----------        -----------
                                                                                  751,876            734,007
 Less: Current maturities                                                           1,743              2,121
                                                                               ----------        -----------
                                                                               $  750,133        $   731,886
                                                                               ==========        ===========

Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which require a minimum consolidated EBITDA, as defined in the debt agreement, minimum fixed charge coverage ratio and a minimum leverage ratio. As of December 31, 2004 we were in violation of the minimum EBITDA and minimum fixed charge coverage ratio covenants contained in our revolving and term loan credit agreement. Our lenders have waived compliance with these covenants through March 31, 2004 at which time we will be required to have raised a minimum of $18 million of new equity capital.

NOTE 5 - CONTINGENCIES

The Company is in the process of applying for proceeds of $3,000,000 of key man life insurance. When the issues surrounding these policies are resolved, the Company will record the net proceeds as income.

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

                                                            TUBING
                                             PACKAGING     PRODUCTS         OTHER        TOTAL
                                             ---------    ----------     ----------    ----------
Three Months Ended
  December 31, 2004
Revenues from external customers             $  83,310    $   25,322     $   29,615    $  138,247
Interest expense                                 6,476         9,551          4,327        20,354
Depreciation and amortization                    3,619         2,123          1,677         7,419
Segment income (loss) from operations           12,339         2,158           (873)       13,624
Expenditures for segment assets                  4,811           726          1,749         7,286
                                             ---------    ----------     ---------     -----------

Three Months Ended
  December 26, 2003
Revenues from external customers             $  72,002    $   24,851     $   25,859    $  122,712
Interest expense                                 7,586        11,166          5,048        23,800
Depreciation and amortization                    4,388         3,322          2,104         9,814
Segment income (loss) from operations           12,213         6,248           (177)       18,284
Expenditures for segment assets                  4,660           846          1,563         7,069
                                             ---------    ----------     ----------    ----------

                                                            TUBING
                                             PACKAGING     PRODUCTS         OTHER         TOTAL
                                             ---------    ----------     ----------    ----------
Six months ended
  December 31, 2004
Revenues from external
       Customers                             $ 165,072    $   56,358     $   60,278    $  281,708
Interest expense                                13,427        19,782          8,948        42,157
Depreciation and
       Amortization                              7,276         4,196          3,269        14,741
Income (loss) from operations                   25,941         4,571           (509)       30,003
Expenditures for segment
       Assets                                    8,153         1,829          2,993        12,975
                                             ---------    ----------     ----------    ----------
Six months ended
  December 26, 2003
Revenues from external
       Customers                             $ 140,661    $   64,244     $   53,865    $  258,770
Interest expense                                13,169        19,382          8,775        41,326
Depreciation and
       Amortization                              7,776         5,276          3,585        16,637
Segment income (loss) from operations           22,242        14,530           (109)       36,663
Expenditures for segment
       Assets                                    9,477         1,179          4,022        14,678
                                             ---------    ----------     ----------    ----------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   -----------------------------     ---------------------------
                                                   DECEMBER 31,     DECEMBER 26,     DECEMBER 31     DECEMBER 26
                                                       2004            2003             2004            2003
                                                   -----------      ------------     ----------      -----------
PROFIT OR LOSS
Total operating profit for reportable segments      $   13,624       $   18,284      $   30,003      $    36,663
Corporate and eliminations                              (4,021)          (4,778)         (9,471)          (9,868)
                                                    ----------       ----------      ----------      -----------
        Consolidated total                          $    9,603       $   13,506      $   20,532      $    26,795
                                                    ==========       ==========      ==========      ===========

DEPRECIATION AND AMORTIZATION
Segment totals                                      $    7,419       $    9,814      $   14,741      $    16,637
Corporate                                                  256              256             512              512
                                                    ----------       ----------      ----------      -----------
        Consolidated total                          $    7,675       $   10,070      $   15,253      $    17,149
                                                    ==========       ==========      ==========      ===========
EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures               $    7,286       $    7,069      $   12,975      $    14,678
Other unallocated expenditures                             153              177             382              409
                                                    ----------       ----------      ----------      -----------
        Consolidated total                          $    7,439       $    7,246      $   13,357      $    15,087
                                                    ==========       ==========      ==========      ===========

SEGMENT ASSETS

                                        TUBING
                           PACKAGING   PRODUCTS      OTHER        TOTAL
                           ---------   ---------   ---------    ---------
December 31, 2004          $ 281,631   $ 303,500   $ 133,819    $ 718,950
                           ---------   ---------   ---------    ---------
July 2, 2004                 271,432     326,882     138,705      737,019
                           ---------   ---------   ---------    ---------

                                          DECEMBER 31, 2004     JULY 2, 2004
                                          -----------------     ------------
TOTAL ASSETS
Total assets from reportable segments        $   718,950         $   737,019
Other unallocated amounts                          9,427              10,663
                                             -----------         -----------
      Consolidated total                     $   728,377         $   747,682
                                             ===========         ===========

GEOGRAPHIC INFORMATION

                         THREE MONTHS ENDED         SIX MONTHS ENDED
                   --------------------------  --------------------------
                   DECEMBER 31,  DECEMBER 26,  DECEMBER 31,  DECEMBER 26,
                      2004           2003          2004         2003
                   ----------    -----------   ----------    -----------
REVENUES
United States      $  117,728    $   105,589   $  239,838    $   223,763
International          20,519         17,123       41,870         35,007
                   ----------    -----------   ----------    -----------
  Total            $  138,247    $   122,712   $  281,708    $   258,770
                   ==========    ===========   ==========    ===========

                               DECEMBER 31, 2004  JULY 2, 2004
                               -----------------  ------------
LONG-LIVED ASSETS
United States                    $   382,906      $   385,120
International                         36,784           34,556
                                 -----------      -----------
  Total                          $   419,690      $   419,676
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

                      Consolidated Statement of Operations
                                 (in thousands)
                                  (Unaudited)
                  For the three months ended December 31,2004

                                                                                           NON-
                                              TOTAL         ISSUER       GUARANTORS     GUARANTORS
                                            -----------   -----------    ----------     ----------
Net sales                                   $   138,247   $    44,726    $   73,002     $   20,519
Cost of goods sold                              112,225        33,659        61,490         17,076
                                            -----------   -----------    ----------     ----------
Gross profit                                     26,022        11,067        11,512          3,443
Operating expenses:
   Selling, General and administrative           14,200         6,118         5,830          2,252
   Integration expense                            2,219           611         1,608             --
                                            -----------   -----------    ----------     ----------
Operating profit                                  9,603         4,338         4,074          1,191
Interest expense (income), net                   20,354        20,340           (17)            31
Unrealized gain on derivative contracts          (1,008)       (1,008)           --             --
Other expense (income)                              420          (224)         (666)         1,310
                                            -----------   -----------    -----------    ----------
Income (loss) before  income taxes              (10,163)      (14,770)        4,757           (150)
Provision (benefit) for income taxes                660        (1,700)        1,700            660
                                            -----------   -----------    ----------     ----------
Net income (loss)                           $   (10,823)  $   (13,070)   $    3,057     $     (810)
                                            ===========   ===========    ==========     ==========

                      Consolidated Statement of Operations
                                 (in thousands)
                   For the six months ended December 31, 2004

                                                                                           NON-
                                                TOTAL       ISSUER       GUARANTORS     GUARANTORS
                                            -----------   -----------    ----------     ----------
Net sales                                   $   281,708   $    86,961    $  152,877     $   41,870
Cost of sales                                   226,311        64,567       128,655         33,089
                                            -----------   -----------    ----------     ----------
Gross profit                                     55,397        22,394        24,222          8,781
Operating expenses:
   Selling, General and administrative           30,043        13,681        12,058          4,304
   Integration expense                            4,822         1,166         3,656             --
                                            -----------   -----------    ----------     ----------
Operating profit                                 20,532         7,547         8,508          4,477
Interest expense (income) net                    42,157        42,123           (33)            67
Unrealized gain on derivative contracts          (4,184)       (4,184)           --             --
Other expense (income)                              782          (459)         (869)         2,110
                                            -----------   ------------   ----------     ----------
Income (loss) before income taxes               (18,223)      (29,933)        9,410          2,300
Provision (benefit) for income taxes              1,524        (3,300)        3,300          1,524
                                            -----------   -----------    ----------     ----------
Net income(loss)                            $   (19,747)  $   (26,633)   $    6,110     $      776
                                            ===========   ===========    ==========     ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                      Consolidated Statement of Operations
                                 (in thousands)
                                  (Unaudited)
                  For the three months ended December 26, 2003

                                                                                         NON-
                                              TOTAL         ISSUER      GUARANTORS    GUARANTORS
                                              -----         ------      ----------    ----------
Net sales                                   $ 122,712      $ 36,225      $ 69,364      $17,123
Cost of goods sold                             93,682        26,547        54,272       12,863
                                            ---------      --------      --------      -------
Gross profit                                   29,030         9,678        15,092        4,260
Operating expenses:
   Selling, General and administrative         14,434         7,039         5,403        1,992
   Integration expense                          1,090            --         1,090           --
                                            ---------      --------      --------      -------
Operating profit                               13,506         2,639         8,599        2,268
Interest expense (income), net                 23,800        23,766            (8)          42
Unrealized gain on derivative contracts        (1,744)       (1,744)           --           --
Other expense (income)                            602          (552)           22        1,132
                                            ---------      --------      --------      -------
Income (loss) before  income taxes             (9,152)      (18,831)        8,585        1,094
Provision (benefit) for income taxes           (3,640)       (7,680)        3,411          629
                                            ---------      --------      --------      -------
Net income (loss)                           $  (5,512)     $(11,151)     $  5,174      $   465
                                            =========      ========      ========      =======

                      Consolidated Statement of Operations
                                 (in thousands)
                   For the six months ended December 26, 2003

                                                                                          NON-
                                              TOTAL         ISSUER       GUARANTORS    GUARANTORS
                                              -----         ------       ----------    ----------
Net sales                                   $ 258,770      $ 69,873      $ 153,890      $35,007
Cost of sales                                 199,912        52,657        120,343       26,912
                                            ---------      --------      ---------      -------
Gross profit                                   58,858        17,216         33,547        8,095
Operating expenses:
   Selling, General and administrative         29,799        13,731         12,308        3,760
   Integration expense                          2,264            --          2,264           --
                                            ---------      --------      ---------      -------
Operating profit                               26,795         3,485         18,975        4,335
Interest expense (income) net                  41,326        41,264            (24)          86
Unrealized gain on derivative contracts        (4,198)       (4,198)            --           --
Other expense (income)                            720          (746)          (293)       1,759
                                            ---------      --------      ---------      -------
Income (loss) before income taxes             (11,053)      (32,835)        19,292        2,490
Provision (benefit) for income taxes           (4,400)      (13,280)         7,700        1,180
                                            ---------      --------      ---------      -------
Net income(loss)                            $  (6,653)     $(19,555)     $  11,592      $ 1,310
                                            =========      ========      =========      =======

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

           Condensed Consolidated Balance Sheet - at December 31, 2004

                                                                                                                     NON-
                                                    TOTAL     ELIMINATIONS         ISSUER        GUARANTORS       GUARANTORS
                                                    -----     ------------         ------        ----------       ----------
Current assets                                   $ 308,687    $        --       $    42,093        $ 212,311       $ 54,283
Property, plant and equipment, net                 184,458             --            43,494          113,414         27,550
Intangible assets, net                             206,040             --            15,252          179,601         11,187
Investment in subsidiaries                              --       (567,524)          567,524               --             --
Deferred income taxes                               18,825             --            30,032           (9,068)        (2,139)
Deferred charges, net                                9,127             --             9,011              116             --
Other assets                                         1,240       (595,693)          320,249          276,498            186
                                                 ---------    -----------       -----------        ---------       --------
   Total assets                                  $ 728,377    $(1,163,217)      $ 1,027,655        $ 772,872       $ 91,067
                                                 =========    ===========       ===========        =========       ========
Current liabilities                              $  78,263    $        --       $    25,680        $  30,551       $ 22,032
Long-term debt                                     750,133             --           745,735               --          4,398
Other long-term liabilities                         14,394       (595,693)          372,408          234,640          3,039
                                                 ---------    -----------       -----------        ---------       --------
   Total liabilities                               842,790       (595,693)        1,143,823          265,191         29,469
                                                 ---------    -----------       -----------        ---------       --------
Additional paid-in capital                         210,518       (313,529)          210,499          296,783         16,765
Retained earnings (deficit)                       (104,777)      (253,995)         (104,777)         217,679         36,316
Other comprehensive income (loss)                      369             --            (1,367)          (6,781)         8,517
Less: Treasury stock                              (220,523)            --          (220,523)              --             --
                                                 ---------    -----------       -----------        ---------       --------

 Total stockholders' equity(deficit)              (114,413)      (567,524)         (116,168)         507,681         61,598
                                                 ---------    -----------       -----------        ---------       --------
                                                 $ 728,377    $(1,163,217)      $ 1,027,655        $ 772,872       $ 91,067
                                                 =========    ===========       ===========        =========       ========

             Condensed Consolidated Balance Sheet - at July 2, 2004

                                                                                                                     NON-
                                                    TOTAL     ELIMINATIONS        ISSUER         GUARANTORS       GUARANTORS
                                                    -----     ------------        ------         ----------       ----------
Current assets                                   $ 328,006    $         --      $    38,357      $   218,542      $  71,107
Property, plant and equipment, net                 182,749              --           43,178          113,335         26,236
Intangible assets, net                             207,278              --           16,471          179,997         10,810
Investment in subsidiaries                              --        (560,638)         560,638               --             --
Deferred income taxes                                9,652              --            9,536              116             --
Deferred charges, net                               18,793              --           30,032           (9,205)        (2,034)
Other assets                                         1,204        (594,961)         339,165          257,456           (456)
                                                 ---------    ------------      -----------      -----------      ---------
   Total assets                                  $ 747,682    $ (1,155,599)     $ 1,037,377      $   760,241      $ 105,663
                                                 =========    ============      ===========      ===========      =========
Current liabilities                                 98,130              --           26,277           47,577         24,276
Long-term debt                                     731,886              --          727,577               --          4,309
Other long-term liabilities                         18,701        (594,961)         379,944          211,540         22,178
                                                 ---------    ------------      -----------      -----------      ---------
   Total liabilities                               848,717        (594,961)       1,133,798          259,117         50,763
                                                 ---------    ------------      -----------      -----------      ---------
Additional paid-in capital                         210,518        (313,529)         210,499          296,783         16,765
Retained earnings (deficit)                        (85,030)       (247,109)         (85,030)         211,569         35,540
Other comprehensive income ( loss)                  (6,000)             --           (1,367)          (7,228)         2,595
Less: Treasury stock                              (220,523)             --         (220,523)              --             --
                                                 ---------    ------------      -----------      -----------      ---------
   Total Stockholders' equity (deficit)           (101,035)       (560,638)         (96,421)         501,124         54,900
                                                 ---------    ------------      -----------      -----------      ---------
Total liabilities and deficit                    $ 747,682    $ (1,155,599)     $ 1,037,377      $   760,241      $ 105,663
                                                 =========    ============      ===========      ===========      =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                   For the six months ended December 31, 2004

                                                                                                     NON-
                                                           TOTAL        ISSUER      GUARANTORS    GUARANTORS
                                                           -----        ------      ----------    ----------
 Net cash provided by (used in) operating activities     $(19,283)     $(41,338)     $ 10,662      $ 11,393
                                                         --------      --------      --------      --------
 Cash flows from Investing activities:
  Capital expenditures                                    (13,357)       (2,209)       (8,032)       (3,116)
  Acquisition costs                                           (39)          (39)           --            --
  Cash proceeds from sale of assets                            --            --            --            --
  Additions to intangibles                                 (1,078)         (173)          (44)         (861)
  Deposits and other assets                                   (36)          (36)           --            --
                                                         --------      --------      --------      --------
   Net cash used in investing activities                 $(14,510)     $ (2,457)     $ (8,076)     $ (3,977)
                                                         --------      --------      --------      --------
 Cash flows from financing activities
  (Repayments) borrowings of long term debt                17,336        17,629            --          (293)
 Debt financing costs                                        (500)         (500)           --            --
 Change in intercompany accounts                               --        18,917        (8,715)      (10,202)
                                                         --------      --------      --------      --------
    Net cash flows provided by (used in) financing
     activities                                            16,836        36,046        (8,715)      (10,495)
                                                         --------      --------      --------      --------
 Effect of exchange rate changes on cash                     (315)           --            --          (315)
                                                         --------      --------      --------      --------
 Net decrease in cash                                     (17,272)       (7,749)       (6,129)       (3,394)
 Cash, beginning of period                                 29,735        11,890         8,923         8,922
                                                         --------      --------      --------      --------
 Cash, end of period                                     $ 12,463      $  4,141      $  2,794      $  5,528
                                                         ========      ========      ========      ========

                   For the six months ended December 26, 2003

                                                                                                     NON-
                                                           TOTAL       ISSUER      GUARANTORS     GUARANTORS
                                                           -----       ------      ----------     ----------
Net cash provided by (used in) operating activities     $ (9,205)     $(40,477)     $ 21,352      $  9,920
                                                        --------      --------      --------      --------
Cash flows from Investing activities:
 Capital expenditures                                    (15,087)       (5,470)       (6,425)       (3,192)
 Acquisition costs                                         1,392            --         1,392            --
 Additions to intangibles                                   (886)         (144)         (225)         (517)
 Deposits and other assets                                  (191)           (8)           --          (183)
                                                        --------      --------      --------      --------
  Net cash used in investing activities                 $(14,772)     $ (5,622)     $ (5,258)     $ (3,892)
                                                        --------      --------      --------      --------
Cash flows from financing activities
 (Repayment) borrowings of long term debt                  1,448         1,468            --           (20)
 Receipt of additional paid-in capital                    (1,738)       (1,738)           --            --
 Change in intercompany accounts                              --        27,507       (31,002)        3,495
                                                        --------      --------      --------      --------
  Net cash flows provided by financing activities           (290)       27,237       (31,002)        3,475
                                                        --------      --------      --------      --------
Effect of exchange rate changes on cash                     (659)           --            --          (659)
                                                        --------      --------      --------      --------
Net increase (decrease) in cash                          (24,926)      (18,862)      (14,908)        8,844
Cash, beginning of period                                 48,062        20,900        19,650         7,512
                                                        --------      --------      --------      --------
Cash, end of period                                     $ 23,136      $  2,038      $  4,742      $ 16,356
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

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through December 31, 2004 are as follows:

                                     BALANCE     COSTS CHARGED TO         BALANCE
                                    JULY 2004        RESERVE         DECEMBER 31, 2004
                                    ---------    ----------------    -----------------
Legal, environmental and other      $   1,161       $       15           $  1,146
                                    ---------       ----------           --------
                                    $   1,161       $       15           $  1,146
                                    =========       ==========           ========

The remaining legal, environmental and other costs are expected to be paid over the next four years.

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

                                 BALANCE     COSTS CHARGED         BALANCE
                                JULY 2004     TO RESERVE     DECEMBER 31, 2004
                                ---------    -------------   -----------------
Legal and environmental         $  1,281        $  168            $  1,113
                                --------        ------            --------
                                $  1,281        $  168            $  1,113
                                ========        ======            ========

The remaining legal and environmental costs are expected to extend over the next four years.

In July 2004, the Company acquired substantially all the net assets of the egg carton business of Genpak ("Genpak") for $5,850. Genpak produces a variety of foam products, including foam egg cartons. The financial results of the Genpak transaction are included in the Packaging Segment. The proforma results of operation of the Genpak assets as though the acquisition occurred on June 29, 2003 are immaterial. The acquisition was recorded under the purchase method, whereby the acquired Genpak net assets were recorded at estimated fair value, and its operations have been reflected in the statement of operations since that date. The allocation of purchase price is as follows:

Assets:
Inventory                                     $      282
Plant property and equipment                       1,044
Customer list and covenant not to compete          4,524
                                              ----------
Total Assets                                       5,850
Liabilities                                           --
                                              ----------
Net Investment                                $    5,850
                                              ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL 2005 COMPARED WITH THE SECOND QUARTER OF FISCAL 2004

Net sales increased by $15.5 million or 12.7% to $138.2 million for the three months ended December 31, 2004 from $122.7 million for the three months ended December 26, 2003. The increase in net sales was largely attributable to higher selling prices across all of our businesses, except garden hose where prices are contractually set annually and typically go into effect in January. Net sales for our Packaging Segment increased $11.3 million or 15.7% to $83.3 million in the current period from $72.0 million in the prior period. Net sales for our Tubing Segment increased $0.5 million or 1.9% to $25.3 million in the current period from $24.9 million in the prior period as strong sales in medical tubing offset a decline in garden hose revenue. Other net sales increased 14.5% to $29.6 million in the current period compared to $25.9 million in the prior period.

Cost of sales increased $18.5 million or 19.8% to $112.2 million for the three months ended December 31, 2004 from $93.7 million for the three months ended December 26, 2003, largely due to significantly higher raw material costs. Expressed as a percentage of net sales, cost of sales increased to 81.2% for the three months ended December 31, 2004 from 76.3% for the three months ended December 26, 2003.

As a result, gross profit declined to $26.0 million for the three months ended December 31, 2004 from $29.0 million for the three months ending December 26, 2003. Expressed as a percentage of net sales, gross profit declined to 18.8% in the current period from 23.7% in the previous year. Gross profit at our Packaging Segment increased to $20.3 million in the most recent period from $18.8 million in the comparable period of last year as we were able to pass through higher raw material costs at these operations. Measured as a percentage of net sales, however, gross profit declined to 24.4% in the current period compared to 26.1% in the comparable period of the previous year. Our Tubing Segment gross profit decreased to $5.0 million or 19.8% of net sales in the second quarter of fiscal 2005 compared to $8.9 million or 35.9% in the second quarter of the previous year due to weaker margins at our garden hose business where we were unable to pass through significantly higher raw material costs. Other gross profit decreased to $0.7 million in the current period from $1.3 million in the comparable period of the previous year. Measured as a percentage of net sales, other gross profit decreased to 2.4% in the second quarter of fiscal 2004 compared to 5.1% in the same period of the previous year largely due to higher cost raw materials.

Selling, general and administrative expense decreased slightly to $14.2 million in the current period compared to $14.4 million in the comparable period of the previous year. The ratio of selling, general and administrative expense to net sales decreased to 10.3% for the three months ending December 31, 2004 from 11.8% in the comparable period of last year.

Integration expense increased to $2.2 million for the three months ended December 31, 2004 from $1.1 million in the previous year as the Company continued to reconfigure and realign the Elm production facilities to conform to our current production and product standards and consolidated the operations of our former Rockaway, NJ facility into our Clayton, North Carolina and our Clinton, Illinois facilities.

Operating profit, as a result of the foregoing, decreased to $9.6 million or 7.0% of net sales for the three months ended December 31, 2004 from $13.5 million or 11.0% of net sales for the three months ended December 26, 2003. Operating Profit for our Packaging Segment increased to $12.3 million in the current period from $12.2 million in the prior period. Measured as a percent of net sales, operating profit for our Packaging Segment decreased to 14.8% in the current period from 17.0% in the prior period. Operating profit for our Tubing Segment decreased to $2.2 million in the current period from $6.2 million in the prior period. Measured as a percentage of net sales, operating profit decreased to 8.5% in the current period from 25.1% in the prior period due to weaker margins at our hose operations where we were unable to pass through significantly higher raw material costs. Other operating profit decreased to a ($0.9) million loss in the current period compared to ($0.2) million loss in the previous year.

Interest expense decreased to $20.4 million in the three months ended December 31, 2004 from $23.8 million in the three months ended December 26, 2003. The Second Quarter of Fiscal 2004 contained a $4.5 million a write off of deferred financing costs and bank fees. Measured as a percentage of net sales, interest expense decreased to 14.7% in the current period compared to 19.4% in the previous year. The unrealized gain on derivative contracts decreased to $1.0 million in the current period compared to $1.7 million in the previous year.

Income (loss) before income taxes, as a result, was a loss of ($10.2) million or (7.4%) of net sales for the three months ended December 31, 2004 compared to a loss of ($9.2) million or (7.5%) of net sales in the previous year.

Income tax expense (benefit) was an expense of $0.7 million for the three months ended December 31, 2004, compared to a benefit of ($3.6) million for the three months ended December 26, 2003, primarily attributable to reserving losses generated in the three months ended December 31, 2004.

Net loss, as a result, was a loss of ($10.8) million for the three months ended December 31, 2004 or (7.8%) of net sales compared with a loss of ($5.5) million or (4.5%) of net sales for the three months ended December 26, 2003.

FIRST HALF OF FISCAL 2004 COMPARED WITH THE FIRST HALF OF FISCAL 2003

Net sales increased $22.9 million or 8.9% to $281.7 million for the six months ended December 31, 2004 from $258.8 million for the six months ended December 26, 2003. The increase in net sales was largely attributable to higher selling prices across all of our businesses, except garden hose where prices are set annually. Net sales for our Packaging Segment increased $24.4 million or 17.4% to $165.1 million in the current period from $140.7 million in the prior period. Net sales for our Tubing Segment decreased $7.9 million or 12.3% to $56.4 million in the current period from $64.2 million in the prior period due to weak garden hose sales caused by cool and wet weather in the western United States. Other net sales increased to $60.3 million in the current period compared to $53.9 million last year.

Cost of sales increased to $226.3 million for the six months ended December 31, 2004 from $199.9 million for the six months ended December 26, 2003. Expressed as a percentage of net sales, cost of sales increased to 80.3% for the six months ended December 31, 2004 from 77.3% for the six months ended December 26, 2003. The increase in cost of goods sold was primarily due to a significant increase in raw material costs.

As a result, gross profit declined to $55.4 million for the six months ended December 31, 2004 from $58.9 million for the six months ending December 26, 2003. Expressed as a percentage of net sales, gross profit declined to 19.7% in the current period from 22.8% in the previous year. Gross profit at our Packaging Segment increased to $42.0 million or 25.5% of net sales in the most recent period from $35.3 million or 25.1% of net sales in the comparable period of last year, as we were able to largely pass through higher raw material costs. In addition, our food packaging business benefited from an improved product mix as egg cartons accounted for a larger proportion of our food packaging sales. Our Tubing Segment gross profit decreased to $10.7 million or 19.0% of net sales in the first half of fiscal 2005 compared to $20.6 million or 32.0% of net sales in the first half of the previous year due to higher raw material costs that could not be passed through to our garden hose customers. Other gross profit decreased slightly to $2.6 million in the current period from $2.9 million in the comparable period of the previous year. Measured as a percentage of net sales, Other gross profit increased to 4.4% in the first half of fiscal 2004 compared to 5.5% in the same period of the previous year..

Selling, general and administrative expense increased slightly to $30.0 million in the six months ended December 31, 2004 compared to $29.8 million in the six months ended December 26, 2003. The ratio of selling, general and administrative expense to net sales decreased to 10.7% for the six months ending December 31, 2004 from 11.5% in the comparable period of last year.

Integration expense was $4.8 million or 1.7% of net sales for the six months ended December 31, 2004 compared to $2.3 million or 0.9% of net sales in the comparable period of the previous year. This increase was due to the inclusion of expenses associated with closing our Rockaway, NJ facility.

Operating profit, as a result of the foregoing, decreased to $20.5 million or 7.3% of net sales for the six months ended December 31, 2004 from $26.8 million or 10.4% of net sales for the six months ended December 26, 2003. Operating Profit for our Packaging Segment increased to $25.9 million in the current period from $22.2 million in the prior period. Measured as a percent of net sales, operating profit for our Packaging Segment decreased slightly to 15.7% in the current period from 15.8% in the prior period. Operating profit for our Tubing Segment decreased to $4.6 million in the current period from $14.5 million in the prior period. Measured as a percentage of net sales, operating profit decreased to 8.1% in the current period from 22.6% in the prior period due to higher raw material costs which we were unable to pass through to our garden hose customers. Other operating profit decreased to a ($0.5) million loss in the current period compared to a ($0.1) million loss in the previous year.

Interest expense increased to $42.2 million in the six months ended December 31, 2004 from $41.3 million in the six months ended December 26, 2003 primarily due to higher interest rates. Measured as a percentage of net sales, interest expense decreased to 15.0% in the current period compared to 16.0% in the previous period. The unrealized loss (gain) in derivative contracts remained at a ($4.2) million.

Loss before income taxes, as a result, was a loss of ($18.2) million or (6.5%) of net sales for the six months ended December 31, 2004 compared to a loss of ($11.1) million or (4.3%) of net sales for the six months ended December 26, 2003.

Income tax expense (Benefit) was on expense of $1.5 million for the six months ended December 31, 2004, compared to a benefit of ($4.4) million for the six months ended December 26, 2003. The change in income tax expense was primarily attributable to reserving losses generated in the three months ended December 31, 2004. The Company's effective tax rate was (8.4%) for the six months ended December 31, 2004 compared to 39.8% for the six months ending December 26, 2003.

Net loss, as a result, was a loss of ($19.7) million for the six months ended December 31, 2004 or (7.0%) of net sales compared with a loss of ($6.7) million or (2.6%) of net sales for the six months ended December 26, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the six months ended December 31, 2004 was $19.3 million compared with $9.2 million in the same period of the prior year. The $10.1 million decrease was primarily due to a reduction in accounts payable as well as a seasonal increase in inventories offset by a seasonal reduction in accounts receivable.

Working capital on December 31, 2004 was $230.4 million compared to $229.9 million on July 2, 2004. During the first half of fiscal 2005, a normal seasonal reduction in accounts receivable was partially offset by a normal seasonal increase in inventories.

As of December 31, 2004, the Company had an outstanding balance of $94.0 million under the $100.0 million revolving credit line.

The Company's capital expenditures for the six months ended December 31, 2004 and December 26, 2003 were $13.4 million and $15.1 million respectively.

Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which require a minimum consolidated EBITDA, as defined in the debt agreement, minimum fixed charge coverage ratio and a minimum leverage ratio. As of December 31, 2004 we were in violation of the minimum EBITDA and minimum fixed charge coverage ratio covenants contained in our revolving and term loan credit agreement. Our lenders have waived compliance with these covenants through March 31, 2005 by which time we will be required to have raised a minimum of $18 million of new equity capital or we will be in violation of certain covenants under this agreement. We have reached an agreement in principle with one of our existing investors to provide the required equity investment. This agreement is subject to customary terms and conditions including execution of definitive documentation. If, as expected, we are successful in finalizing our agreement, we believe we will have sufficient liquidity to meet our financial commitments. However, if we are unsuccessful in finalizing our agreement with this equity investor and are unable to secure alternate financing or obtain another waiver from our lenders, we maybe unable to meet our financial obligations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At December 31, 2004, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $164.9 million. A hypothetical 1% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.6 million on the Company's after-tax earnings and cash flows, assuming the Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures as of December 31, 2004. Because of the foregoing material weakness identified by BDO in conjunction with our annual audit for fiscal year ending July 2, 2004, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures are not effective. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure timeliness of financial reporting as well as reviewing our estimates of chargeback reserves and inventory on a more frequent basis. The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

In the second quarter of fiscal 2005, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                TEKNI-PLEX, INC.

     February 14, 2005

     By:/s/ F. Patrick Smith
        ------------------------
        F. Patrick Smith
        Chairman of the Board and
        Chief Executive Officer

     By:/s/ James E .Condon
        ------------------------
        James E. Condon
        Vice President and Chief Financial Officer