Form 10-Q
period 2005-04-01
TEKNI PLEX INC
filed 2005-05-16
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 1, 2005

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

                                TEKNI-PLEX, INC.

                                                                                                PAGE
                                                                                                ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   Consolidated Balance Sheets as of April 1, 2005 and July 2, 2004                                3

   Consolidated Statements of Operations for the nine months and three months ended                4
    April 1, 2005 and March 26, 2004

   Consolidated Statements of Comprehensive Income (Loss) for the nine months and three            4
    months ended April 1, 2005 and March 26, 2004

   Consolidated Statements of Cash Flows for the nine months ended April 1, 2005                   5
    and March 26, 2004

   Notes to Consolidated Financial Statements                                                   6-14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  15-17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                             17-18

ITEM 4. CONTROLS AND PROCEDURES                                                                18-19

PART II. OTHER INFORMATION                                                                        19

Item 1. Legal proceedings                                                                         19

Item 2. Changes in securities                                                                     19

Item 3. Defaults upon senior securities                                                           19

Item 4. Submission of matters to a vote of securities holders                                     19

Item 5. Subsequent events                                                                         19

Item 6. Exhibits                                                                                  19

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               APRIL 1,      JULY 2,
                                                                                2005         2004
                                                                             (UNAUDITED)   (AUDITED)
                                                                             -----------   ---------
ASSETS
CURRENT:
  Cash                                                                       $    12,709   $  29,735
  Accounts receivable, net of allowances of $9,054 and $8,408 respectively       128,056     138,109
  Inventories                                                                    188,218     153,807
  Prepaid expenses and other current assets                                        9,246       6,355
                                                                             -----------   ---------
      TOTAL CURRENT ASSETS                                                       338,229     328,006
PROPERTY, PLANT AND EQUIPMENT, NET                                               179,042     182,749
GOODWILL                                                                         198,532     198,532
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $4,425 AND
 $2,900 RESPECTIVELY                                                               7,010       8,746
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $10,781 AND
 $9,122 RESPECTIVELY                                                               9,056       9,652
DEFERRED INCOME TAXES                                                             19,149      18,793
OTHER ASSETS                                                                       1,259       1,204
                                                                             -----------   ---------
                                                                             $   752,277   $ 747,682
                                                                             ===========   =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt                                          $     1,900   $   2,121
  Accounts payable - trade                                                        52,006      54,312
  Accrued payroll and benefits                                                    13,398      10,945
  Accrued interest                                                                24,423       6,763
  Accrued liabilities - other                                                     22,968      22,136
  Income taxes payable                                                             3,105       1,853
                                                                             -----------   ---------
      TOTAL CURRENT LIABILITIES                                                  117,800      98,130
LONG-TERM DEBT                                                                   751,201     731,886
OTHER LIABILITIES                                                                 11,228      18,701
                                                                             -----------   ---------
      TOTAL LIABILITIES                                                          880,229     848,717
                                                                             -----------   ---------
Commitments and Contingencies
STOCKHOLDERS' DEFICIT:
  Common stock                                                                        --          --
  Additional paid-in capital                                                     210,518     210,518
  Accumulated other comprehensive income (loss)                                   (3,911)     (6,000)
  Retained earnings (deficit)                                                   (114,036)    (85,030)
  Treasury stock                                                                (220,523)   (220,523)
                                                                             -----------   ---------
      TOTAL STOCKHOLDERS' DEFICIT                                               (127,952)   (101,035)
                                                                             -----------   ---------
                                                                             $   752,277   $ 747,682
                                                                             ===========   =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                           -------------------------   -------------------------
                                            APRIL 1,      MARCH 26,      APRIL 1,      MARCH 26,
                                              2005          2004           2005          2004
                                           -----------   -----------   -----------   -----------
NET SALES                                  $   194,215   $   169,133   $   475,923   $   427,903
COST OF SALES                                  165,994       124,677       392,305       324,589
                                           -----------   -----------   -----------   -----------
GROSS PROFIT                                    28,221        44,456        83,618       103,314
OPERATING EXPENSES:
  Selling, general and administrative           15,499        16,399        45,542        46,198
  Integration expense                            2,008         2,467         6,830         4,731
                                           -----------   -----------   -----------   -----------
OPERATING PROFIT                                10,714        25,590        31,246        52,385
OTHER (INCOME) EXPENSES:
  Interest expense                              23,896        20,896        66,053        62,222
  Unrealized (gain) loss on derivative
  contracts                                     (3,078)         (788)       (7,262)       (4,986)
  Other (income) expenses                       (3,055)          136        (2,273)          856
                                           ------------  -----------   ------------  -----------
INCOME (LOSS) BEFORE INCOME TAXES               (7,049)        5,346       (25,272)       (5,707)
PROVISION (BENEFIT) FOR INCOME TAXES             2,210         2,120         3,734        (2,280)
                                           -----------   -----------   -----------   -----------
NET INCOME (LOSS)                          $    (9,259)  $     3,226   $   (29,006)  $    (3,427)
                                           ============  ===========   ===========   ===========
CONSOLIDATED STATEMENTS OF OTHER
COMPREHENSIVE INCOME
NET INCOME (LOSS)                          $    (9,259)  $     3,226   $   (29,006)  $    (3,427)
COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment       (4,280)       (4,062)        2,089         1,987
                                           -----------   -----------   -----------   -----------
COMPREHENSIVE INCOME (LOSS)                $   (13,539)  $      (836)  $   (26,917)  $    (1,440)
                                           ===========   ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                      ------------------------
                                                                        APRIL 1,     MARCH 26,
                                                                          2005         2004
                                                                      ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $    (29,006)  $  (3,427)
  Adjustment to reconcile net loss to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                                         22,975      24,322
      Unrealized  loss (gain) on derivative contracts                       (7,262)     (4,986)
      Deferred income taxes                                                   (348)     (2,133)
      Loss on sale of assets                                                    --         169
  Changes in operating assets and liabilities:
      Accounts receivable                                                   10,374      10,134
      Inventories                                                          (33,926)    (41,578)
      Prepaid expenses and other current assets                             (1,577)      2,269
      Income taxes                                                           1,252      (6,056)
      Accounts payable-trade                                                (2,132)    (18,526)
      Accrued interest                                                      17,669      16,408
      Accrued expenses and other liabilities                                 3,258       2,407
                                                                      ------------   ---------
          Net cash used in operating activities                            (18,723)    (20,997)
                                                                      ------------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                 (14,247)    (22,718)
      Acquisition costs                                                        (39)         --
      Additions to intangibles                                              (1,097)       (481)
      Cash proceeds from sale of assets                                         --       1,354
      Deposits and other assets                                                (55)       (208)
                                                                      ------------   ---------
          Net cash used in investing activities                            (15,438)    (22,053)
                                                                      ------------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings/(repayments) of long-term debt                             18,339    (261,292)
      Proceeds from senior secured notes                                        --     267,438
      Receipt of additional paid-in capital                                     --      10,500
      Debt financing costs                                                  (1,063)     (2,745)
                                                                      ------------   ---------
          Net cash provided by financing activities                         17,276      13,901
                                                                      ------------   ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (141)       (491)
                                                                      ------------   ---------
Net decrease in cash                                                       (17,026)    (29,640)
Cash, beginning of period                                                   29,735      48,062
                                                                      ------------   ---------
Cash, end of period                                                   $     12,709   $  18,422
                                                                      ============   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
      Interest                                                        $     47,030   $  41,547
      Income taxes                                                           3,028       3,042

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

      The results for the third quarter and first nine months of fiscal 2005 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at April 1, 2005. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended July 2, 2004.

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

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                              -------------------   --------------------
                                                               APRIL 1   MARCH 26    APRIL 1    MARCH 26
                                                                2005       2004       2005        2004
                                                              --------   --------   ---------   --------
Net income (loss) As reported                                 $ (9,259)  $  3,226   $ (29,006)  $ (3,427)
Adjustments for Fair value of Stock options, Net of tax             (8)       (22)        (24)       (67)
                                                              --------   --------   ---------   --------
Pro forma                                                     $ (9,267)  $  3,204   $ (29,030)  $ (3,494)

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3- INVENTORIES

Inventories as of April 1, 2005 and July 2, 2004 are summarized as follows:

                     APRIL 1, 2005      JULY 2, 2004
                     -------------      ------------
Raw materials        $      65,436      $     58,881
Work-in-process             15,820            12,668
Finished goods             106,962            82,258
                     -------------      ------------
                     $     188,218      $    153,807
                     -------------      ------------

NOTE 4- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            APRIL 1, 2005    JULY 2, 2004
                                                                            -------------    ------------
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June
  15, 2010 (less unamortized discount of $1,977 and $2,260)                 $     273,022    $    272,740
Senior Subordinated Notes issued May 2002 at 12-3/4% due
  June 15, 2010 (plus unamortized premium of $381 and $437)                        40,381          40,437
   Senior Debt:
  Senior Secured Notes issued November 21, 2003 at 8-3/4% due
   November 15, 2013 (less unamortized discount of $6,554 and $7,121)             268,446         267,879
  Revolving line of credit, expiring June, 2006. At
   April 1, 2005, the interest rates ranged from 6.86% to 8.75%                    95,200          76,000
  Term notes due June, 2006 and June, 2008, with an interest
   rate at April 1, 2005 of 7.21%                                                  70,706          71,263
Other, primarily foreign term loans, with interest rates
  ranging from 4.44% to 5.44% and maturities from 2005 to 2010                      5,346           5,688
                                                                            -------------    ------------
                                                                                  753,101         734,007
Less: Current maturities                                                            1,900           2,121
                                                                            -------------    ------------
                                                                            $     751,201    $    731,886
                                                                            =============    ============

Significant increases in raw material costs, combined with soft demand in our garden hose business brought about by unfavorable weather conditions, have negatively impacted our recent financial performance. As a result, we were not in compliance with the minimum consolidated EBITDA and minimum fixed charge coverage ratio covenants contained in our credit agreement for the fiscal quarters ended December 31, 2004 and April 1, 2005. The lenders under our credit agreement have waived compliance with these covenants until June 10, 2005, by which time we are required to have raised $30.0 million of equity financing. In addition, our liquidity position has been constrained, causing us to draw down substantially all of our available revolving credit capacity.

On April 19, 2005, we received the consents required to amend the covenant in the indenture for our senior subordinated notes which places limitations on indebtedness. The terms of the consents allow us, among other things, to incur incremental debt, not to exceed $90.0 million at any one time outstanding, in ratio of 1.5:1.0 for every dollar of equity received after April 1, 2005. The amendment to our senior subordinated note indenture will not become effective until the Company receives $30.0 million in additional equity. In May, 2005, we received commitments for $30.0 million in new equity contributions from existing equity investors, $19.1 million of which has already been obtained by the Company.

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

                                                           TUBING
                                            PACKAGING     PRODUCTS      OTHER         TOTAL
                                           -----------   ----------   ----------   -----------
Three Months Ended April 1, 2005
Revenues from external customers           $    92,214   $   64,214   $   37,787   $   194,215
Interest expense                                 7,624       11,223        5,049        23,896
Depreciation and amortization                    3,635        2,155        1,676         7,466
Segment income (loss) from operations           14,488          258          (12)       14,734
Expenditures for segment capital assets            307          341          238           886
                                           -----------   ----------   ----------   -----------
Three Months Ended March 26, 2004
Revenues from external customers           $    78,414   $   61,320   $   29,399   $   169,133
Interest expense                                 6,655        9,810        4,431        20,896
Depreciation and amortization                    3,369        2,013        1,535         6,917
Segment income from operations                  13,840       16,333          874        31,047
Expenditures for segment capital assets          3,826        1,816        1,842         7,484
                                           -----------   ----------   ----------   -----------

                                                           TUBING
                                            PACKAGING     PRODUCTS      OTHER         TOTAL
                                           -----------   ----------   ----------   -----------
Nine months ended April 1, 2005
Revenues from external customers           $   257,286   $  120,572   $   98,065   $   475,923
Interest expense                                21,051       31,005       13,997        66,053
Depreciation and Amortization                   10,911        6,351        4,945        22,207
Segment income (loss) from operations           40,429        4,829         (521)       44,737
Expenditures for segment capital assets          8,460        2,170        3,231        13,861
                                           -----------   ----------   ----------   -----------
Nine months ended March 26, 2004
Revenues from external customers           $   219,075   $  125,564   $   83,264   $   427,903
Interest expense                                19,824       29,192       13,206        62,222
Depreciation and Amortization                   11,145        7,289        5,120        23,554
Segment income from operations                  36,082       30,863          765        67,710
Expenditures for segment capital assets         13,303        2,995        5,864        22,162
                                           -----------   ----------   ----------   -----------

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                           --------------------------      --------------------------
                                            APRIL 1,        MARCH 26,        APRIL 1        MARCH 26
                                              2005            2004            2005            2004
                                           ----------      ----------      ----------      ----------
PROFIT OR LOSS
Total operating profit for reportable
         segments before income taxes      $   14,734      $   31,047      $   44,737      $   67,710
Corporate and eliminations                     (4,020)         (5,457)        (13,491)        (15,325)
                                           ----------      ----------      ----------      ----------
                                           $   10,714      $   25,590      $   31,246      $   52,385
                                           ==========      ==========      ==========      ==========
DEPRECIATION AND AMORTIZATION
Segment totals                             $    7,466      $    6,917      $   22,207      $   23,554
Corporate                                         256             256             768             768
                                           ----------      ----------      ----------      ----------
         Consolidated total                $    7,722      $    7,173      $   22,975      $   24,322
                                           ==========      ==========      ==========      ==========
EXPENDITURES FOR SEGMENT CAPITAL ASSETS
Total reportable-segment expenditures      $      886      $    7,484      $   13,861      $   22,162
Other unallocated expenditures                      4             147             386             556
                                           ----------      ----------      ----------      ----------
         Consolidated total                $      890      $    7,631      $   14,247      $   22,718
                                           ==========      ==========      ==========      ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

SEGMENT ASSETS

                                         TUBING
                          PACKAGING     PRODUCTS       OTHER        TOTAL
                        ------------   ----------   -----------   ----------
April 1, 2005           $    283,278   $  324,552   $   135,937   $   743,767
                        ------------   ----------   -----------   -----------
July 2, 2004                 271,432      326,882       138,705       737,019
                        ------------   ----------   -----------   -----------

                                             APRIL 1, 2005   JULY 2, 2004
                                             -------------   ------------
TOTAL ASSETS
Total assets from reportable segments        $     743,767   $    737,019
Other unallocated amounts                            8,510         10,663
                                             -------------   ------------
      Consolidated total                     $     752,277   $    747,682
                                             =============   ============

GEOGRAPHIC INFORMATION

                        THREE MONTHS ENDED              NINE MONTHS ENDED
                   ---------------------------     ---------------------------
                     APRIL 1,       MARCH 26,        APRIL 1,       MARCH 26,
                      2005            2004            2005            2004
                   -----------     -----------     -----------     -----------
REVENUES
United States      $   164,848     $   143,917     $   404,686     $   367,680
International           29,367          25,216          71,237          60,223
                   -----------     -----------     -----------     -----------
  Total            $   194,215     $   169,133     $   475,923     $   427,903
                   ===========     ===========     ===========     ===========

                               APRIL 1, 2005  JULY 2, 2004
                               -------------  ------------
LONG-LIVED ASSETS
United States                  $     379,109  $    385,120
International                         34,939        34,556
                               -------------  ------------
  Total                        $     414,048  $    419,676
                               =============  ============

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

                      Consolidated Statement of Operations
                                 (in thousands)
                                  (Unaudited)
                    For the three months ended April 1, 2005

                                                                                       NON-
                                               TOTAL       ISSUER      GUARANTORS   GUARANTORS
                                            -----------  -----------  ------------  -----------
Net sales                                   $   194,215  $    48,613  $    116,235  $    29,367
Cost of goods sold                              165,994       36,798       107,702       21,494
                                            -----------  -----------  ------------  -----------
Gross profit                                     28,221       11,815         8,533        7,873
Operating expenses:
   Selling, General and administrative           15,499        6,405         6,439        2,655
   Integration expense                            2,008          610         1,398           --
                                            -----------  -----------  ------------  -----------
Operating profit                                 10,714        4,800           696        5,218
Interest expense (income), net                   23,896       23,888           (10)          18
Unrealized gain on derivative contracts          (3,078)      (3,078)           --           --
Other expense (income)                           (3,055)      (3,286)         (530)         761
                                            -----------  -----------  ------------  -----------
Income (loss) before income taxes                (7,049)     (12,724)        1,236        4,439
Provision (benefit) for income taxes              2,210         (400)          400        2,210
                                            -----------  -----------  ------------  -----------
Net income (loss)                           $    (9,259) $   (12,324) $        836  $     2,229
                                            ===========  ===========  ============  ===========

                      Consolidated Statement of Operations
                                 (in thousands)
                     For the nine months ended April 1, 2005

                                                                                       NON-
                                               TOTAL       ISSUER      GUARANTORS   GUARANTORS
                                            -----------  -----------  ------------  ----------
Net sales                                   $   475,923  $   135,574  $    269,112  $   71,237
Cost of sales                                   392,305      101,365       236,357      54,583
                                            -----------  -----------  ------------  ----------
Gross profit                                     83,618       34,209        32,755      16,654
Operating expenses:
   Selling, General and administrative           45,542       20,086        18,497       6,959
   Integration expense                            6,830        1,776         5,054          --
                                            -----------  -----------  ------------  ----------
Operating profit                                 31,246       12,347         9,204       9,695
Interest expense, net                            66,053       66,011           (43)         85
Unrealized loss on derivative contracts          (7,262)      (7,262)           --          --
Other expense (income)                           (2,273)      (3,745)       (1,399)      2,871
                                            -----------  -----------  ------------  ----------
Income (loss) before income taxes               (25,272)     (42,657)       10,646       6,739
Provision (benefit) for income taxes              3,734       (3,700)        3,700       3,734
                                            -----------  -----------  ------------  ----------
Net income(loss)                            $   (29,006) $   (38,957) $      6,946  $    3,005
                                            ===========  ===========  ============  ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                       Consolidated Statement of Earnings
                                 (in thousands)
                                   (Unaudited)

                    For the three months ended March 26, 2004

                                                                                    NON-
                                             TOTAL        ISSUER     GUARANTORS  GUARANTORS
                                          -----------  -----------  -----------  ----------
Net sales                                 $   169,133  $    38,211  $   105,706  $   25,216
Cost of sales                                 124,677       27,247       79,159      18,271
                                          -----------  -----------  -----------  ----------
Gross profit                                   44,456       10,964       26,547       6,945
Operating expenses:
 Selling, General and administrative           16,399        6,850        7,244       2,305
 Integration expense                            2,467        1,190        1,277          --
                                          -----------  -----------  -----------  ----------
Operating profit                               25,590        2,924       18,026       4,640
Interest expense                               20,896       20,874           (6)         28
Unrealized gain on derivative contracts          (788)        (788)          --          --
Other expense (income)                            136          308         (829)        657
                                          -----------  -----------  -----------  ----------
Income (loss) before income taxes               5,346      (17,470)      18,861       3,955
Provision (benefit) for income taxes            2,120       (6,820)       7,735       1,205
                                          -----------  -----------  -----------  ----------
Net income (loss)                         $     3,226  $   (10,650) $    11,126  $    2,750
                                          ===========  ===========  ===========  ==========

                    For the nine months ended March 26, 2004

                                                                                    NON-
                                             TOTAL        ISSUER     GUARANTORS  GUARANTORS
                                          -----------  -----------  -----------  ----------
Net sales                                 $   427,903  $   108,084  $   259,596  $   60,223
Cost of sales                                 324,589       79,904      199,502      45,183
                                          -----------  -----------  -----------  ----------
Gross profit                                  103,314       28,180       60,094      15,040
Operating expenses:
 Selling, General and administrative           46,198       20,581       19,552       6,065
 Integration expense                            4,731        1,190        3,541          --
                                          -----------  -----------  -----------  ----------
Operating profit                               52,385        6,409       37,001       8,975
Interest expense                               62,222       62,138          (30)        114
Unrealized loss on derivative contracts        (4,986)      (4,986)          --          --
Other expense (income)                            856         (438)      (1,122)      2,416
                                          -----------  -----------  -----------  ----------
Income (loss) before income taxes              (5,707)     (50,305)      38,153       6,445
Provision (benefit) for income taxes           (2,280)     (20,100)      15,435       2,385
                                          -----------  -----------  -----------  ----------
Net income (loss)                         $    (3,427) $   (30,205) $    22,718  $    4,060
                                          ===========  ===========  ===========  ==========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

             Condensed Consolidated Balance Sheet - at April 1, 2005

                                                                                     NON-
                                 TOTAL     ELIMINATIONS     ISSUER    GUARANTORS  GUARANTORS
                               ----------  ------------  -----------  ----------  ----------
Current assets                 $  338,229  $         --  $    42,156  $  234,230  $   61,843
Property, plant and
equipment, net                    179,042            --       42,818     110,522      25,702
Intangible assets, net            205,542            --       15,255     179,406      10,881
Investment in subsidiaries             --      (570,589)     570,589          --          --
Deferred income taxes              19,149            --       30,032      (9,033)     (1,850)
Deferred charges, net               9,056            --        8,940         116          --
Other assets                        1,259      (592,288)     327,723     265,618         206
                               ----------   -----------  -----------  ----------  ----------
  Total assets                 $  752,277  $ (1,162,877) $ 1,037,513  $  780,859  $   96,782
                               ==========  ============  ===========  ==========  ==========
Current liabilities            $  117,800  $         --  $    46,997  $   43,676  $   27,127
Long-term debt                    751,201            --      747,013          --       4,188
Other long-term liabilities        11,228      (592,288)     368,930     230,157       4,429
                               ----------  ------------  -----------  ----------  ----------
  Total liabilities               880,229      (592,288)   1,162,940     273,833      35,744
                               ----------  ------------  -----------  ----------  ----------
Additional paid-in capital        210,518      (313,529)     210,499     296,783      16,765
Retained earnings (deficit)      (114,036)     (257,060)    (114,036)    218,515      38,545
Other comprehensive income
  (loss)                           (3,911)           --       (1,367)     (8,272)      5,728
Less: Treasury stock             (220,523)           --     (220,523)         --          --
                               ----------  ------------  -----------  ----------  ----------
  Total stockholders' equity
  (deficit)                      (127,952)     (570,589)    (125,427)    507,026      61,038
                               ----------  ------------  -----------  ----------  ----------
Total liabilities and deficit  $  752,277  $ (1,162,877) $ 1,037,513  $  780,859  $   96,782
                               ==========  ============  ===========  ==========  ==========

             Condensed Consolidated Balance Sheet - at July 2, 2004

                                                                                     NON-
                                  TOTAL    ELIMINATIONS     ISSUER    GUARANTORS  GUARANTORS
                               ----------  ------------  -----------  ----------  ----------
Current assets                 $  328,006  $         --  $    38,357  $  218,542  $   71,107
Property, plant and
equipment, net                    182,749            --       43,178     113,335      26,236
Intangible assets, net            207,278            --       16,471     179,997      10,810
Investment in subsidiaries             --      (560,638)     560,638          --          --
Deferred income taxes               9,652            --        9,536         116          --
Deferred charges, net              18,793            --       30,032      (9,205)     (2,034)
Other assets                        1,204      (594,961)     339,165     257,456        (456)
                               ----------  ------------  -----------  ----------  ----------
  Total assets                 $  747,682  $ (1,155,599) $ 1,037,377  $  760,241  $  105,663
                               ==========  ============  ===========  ==========  ==========
Current liabilities                98,130            --       26,277      47,577      24,276
Long-term debt                    731,886            --      727,577          --       4,309
Other long-term liabilities        18,701      (594,961)     379,944     211,540      22,178
                               ----------  ------------  -----------  ----------  ----------
  Total liabilities               848,717      (594,961)   1,133,798     259,117      50,763
                               ----------  ------------  -----------  ----------  ----------
Additional paid-in capital        210,518      (313,529)     210,499     296,783      16,765
Retained earnings (deficit)       (85,030)     (247,109)     (85,030)    211,569      35,540
Other comprehensive income
  (loss)                           (6,000)           --       (1,367)     (7,228)      2,595
Less: Treasury stock             (220,523)           --     (220,523)         --          --
                               ----------  ------------  -----------  ----------  ----------
  Total Stockholders' equity
(deficit)                        (101,035)     (560,638)     (96,421)    501,124      54,900
                               ----------  ------------  -----------  ----------  ----------
 Total liabilities and deficit $  747,682  $ (1,155,599) $ 1,037,377  $  760,241  $  105,663
                               ==========  ============  ===========  ==========  ==========

  TEKNI-PLEX, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                     For the nine months ended April 1, 2005

                                                                                                       NON-
                                                          TOTAL         ISSUER       GUARANTORS     GUARANTORS
                                                       ----------     ----------     ----------     ----------
Net cash provided by (used in) operating activities    $  (18,723)    $  (33,663)    $    6,634     $    8,306
                                                       ----------     ----------     ----------     ----------
Cash flows from Investing activities:
 Capital expenditures                                     (14,247)        (1,533)       (10,527)        (2,187)
  Acquisitions                                                (39)           (39)            --             --
 Additions to intangibles                                  (1,097)          (244)           (44)          (809)
 Deposits and other assets                                    (55)           (55)            --             --
                                                       ----------     ----------     ----------     ----------
  Net cash used in investing activities                $  (15,438)    $   (1,871)    $  (10,571)    $   (2,996)
                                                       ----------     ----------     ----------     ----------
Cash flows from financing activities
(Repayments) borrowings of long term debt                  18,339         18,643             --           (304)
Debt financing costs                                       (1,063)        (1,063)            --             --
Change in intercompany accounts                                --         11,442         (2,479)        (8,963)
                                                       ----------     ----------     ----------     ----------
  Net cash flows provided by (used in) financing
    activities                                             17,276         29,022         (2,479)        (9,267)
                                                       ----------     ----------     ----------     ----------
Effect of exchange rate changes on cash                      (141)            --             --           (141)
                                                       ----------     ----------     ----------     ----------
Net increase (decrease) in cash                           (17,026)        (6,512)        (6,416)        (4,098)
Cash, beginning of period                                  29,735         11,890          8,923          8,922
                                                       ----------     ----------     ----------     ----------
Cash, end of period                                    $   12,709     $    5,378     $    2,507     $    4,824
                                                       ==========     ==========     ==========     ==========

                    For the nine months ended March 26, 2004

                                                                                                       NON-
                                                          TOTAL         ISSUER       GUARANTORS     GUARANTORS
                                                       ----------     ----------     ----------     ----------
Net cash provided by (used in) operating activities    $  (20,997)    $  (37,824)    $    3,692     $   13,135
                                                       ----------     ----------     ----------     ----------
Cash flows from Investing activities:
 Capital expenditures                                     (22,718)        (7,981)       (10,897)        (3,840)
 Cash proceeds from sale of assets                          1,354             --          1,230            124
 Additions to intangibles                                    (481)          (164)           161           (478)
 Deposits and other assets                                   (208)            12            (22)          (198)
                                                       ----------     ----------     ----------     ----------
  Net cash used in investing activities                $  (22,053)    $   (8,133)    $   (9,528)    $   (4,392)
                                                       ----------     ----------     ----------     ----------
Cash flows from financing activities
 (Repayment) borrowing of long term debt                 (261,292)      (261,155)            --           (137)
 Proceeds from Senior secured notes                       267,438        267,438             --             --
 Receipt of additional paid-in capital                     10,500         10,500             --             --
  Debt financing costs                                     (2,745)        (2,745)            --             --
  Change in intercompany accounts                              --         13,055        (11,792)        (1,263)
                                                       ----------     ----------     ----------     ----------
Net cash flows provided by (used in) financing
  activities                                               13,901         27,093        (11,792)        (1,400)
                                                       ----------     ----------     ----------     ----------
Effect of exchange rate changes on cash                      (491)            --             --           (491)
                                                       ----------     ----------     ----------     ----------
Net increase (decrease) in cash                           (29,640)       (18,864)       (17,628)         6,852
Cash, beginning of period                                  48,062         20,900         19,650          7,512
                                                       ----------     ----------     ----------     ----------
Cash, end of period                                    $   18,422     $    2,036     $    2,022     $   14,364
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

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity from July 2, 2004 through April 1, 2005 are as follows:

                                  BALANCE    COSTS CHARGED      BALANCE
                                 JULY 2004    TO RESERVE     APRIL 1, 2005
                                 ---------   -------------   -------------
Legal, environmental and other       1,161            16            1,145
                                 ---------     ---------       ----------
                                 $   1,161     $      16       $    1,145
                                 =========     =========       ==========

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

In connection with the acquisition, a reserve of $10,000 was established for the costs to integrate Swan operations with the Company. The components of the integration reserve and activity from July 2, 2004 through April 1, 2005 are as follows:

                           BALANCE    COSTS CHARGED      BALANCE
                          JULY 2004    TO RESERVE     APRIL 1, 2005
                          ---------   -------------   -------------
Legal and environmental       1,281           262            1,019
                          ---------    ----------      -----------
                          $   1,281    $      262      $     1,019
                          =========    ==========      ===========

The remaining legal and environmental costs are expected to extend over the next two years.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL 2005 COMPARED WITH THE THIRD QUARTER OF FISCAL 2004

Net sales increased to $194.2 million for the three months ended April 1, 2005 from $169.1 million for the three months ended March 26, 2004, representing a 14.8% gain. Net sales in our Packaging Segment grew 17.6% to $92.2 million in the most recent period from $78.4 million in the comparable period of 2004 primarily due to higher selling prices. Net sales in our Tubing Products Segment increased 4.7% to $64.2 million in the third quarter of fiscal 2005 from $61.3 million in the comparable quarter of fiscal 2004 primarily due to an increase in garden hose prices that generally went into effect in January 2005. Other net sales grew 28.5% to $37.8 million in fiscal 2005 compared to $29.4 million in the previous year due to both higher selling prices and higher volumes.

Cost of Sales increased to $166.0 million for the three months ended April 1, 2005 from $124.7 million for the three months ended March 26, 2004. Expressed as a percentage of net sales, cost of sales increased to 85.5% in the current period compared to 73.7% in the prior period, primarily due to higher raw material costs.

Gross Profit, as a result of the above, decreased to $28.2 million in the current period compared to $44.5 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 14.5% for the three months ended April 1, 2005 from 26.3% in the comparable period of last year.

Our Packaging Segment gross profit increased to $22.9 million for the three months ended April 1, 2005 from $21.8 million for the three months ended March 26, 2004 as we were largely able to pass on higher raw material costs to our customers. However, expressed as a percentage of net sales, Packaging Segment gross profit decreased to 24.8% in the current period from 27.8% in the previous period.

Our Tubing Products Segment gross profit decreased to $3.7 million for the three months ended April 1, 2005 from $20.2 million for the three months ended March 26, 2004. Expressed as a percentage of net sales, Tubing Products Segment gross profit decreased to 5.8% in the current period from 32.9% in the previous period as significantly higher raw material cost more than offset the price increases that went into effect in January at our garden hose unit.

Other gross profit decreased to $1.6 million for the three months ended April 1, 2005 from $2.5 million for the three months ended March 26, 2004.

Selling, General and Administrative expense decreased to $15.5 million in the most recent quarter from $16.4 million in the comparable period of the previous year, primarily due to lower executive compensation. Measured as a percentage of net sales, selling, general and administrative expense decreased to 8.0% in the current period from 9.7% in the previous period.

Integration expense declined to $2.0 million or 1.0% of net sales for the three months ended April 1, 2005 from $2.5 million or 1.5% of net sales for the comparable period of fiscal 2004. These costs relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards

Operating Profit, as a result of the above, decreased to $10.7 million for the three months ended April 1, 2005 from $25.6 million for the three months ended March 26, 2004. Expressed as a percentage of net sales, operating profit decreased to 5.5% in the most recent period from 15.1% in the comparable period of last year.

Our Packaging Segment operating profit increased to $14.5 million (15.7% of net sales) in the current period compared to $13.8 million (17.6% of net sales) in the previous period. Our Tubing Products Segment operating profit decreased to $0.3 million or 0.4% of net sales in the current period compared to $16.3 million or 26.6% of net sales in the previous year. Other operating profit decreased to a $0.01 million loss in the current period compared to a $0.9 million gain in the previous period.

Interest expense increased to $23.9 million (12.3% of net sales) in the three months ended April 1, 2005 from $20.9 million (12.4% of net sales) for the three months ended March 26, 2004 due to both higher average interest rates and higher average debt levels.

Unrealized gain on derivative transactions was $3.1 million or 1.6% of net sales for the three months ending April 1, 2005 compared to $0.8 or 0.5% of net sales in the previous year.

The increase in other income was largely attributable to the receipt of $3.0 million from an insurance claim.

Income (loss) before income taxes, as a result, was a loss of ($7.0) million or (3.6%) of net sales for the three months ended April 1, 2005 compared to income of $5.3 million or 3.2% of net sales for the three months ended March 26, 2004.

Income tax was $2.2 million for the three months ended April 1, 2005 compared to $2.1 million for the three months ended March 26, 2004. The Company's effective tax rate was 36.5% for the three months ended April 1, 2005 compared to 39.7% for the three months ending March 26, 2004. Income taxes in the current period reflect fully reserving losses generated during the quarter.

Net income (loss), as a result, was a loss of ($9.3) million for the three months ended April 1, 2005 or (4.8%) of net sales compared to income of $3.2 million for the three months ended March 26, 2004 or 1.9% of net sales.

FIRST NINE MONTHS OF FISCAL 2005 COMPARED WITH THE FIRST NINE MONTHS OF FISCAL 2004

Net sales increased by $48.0 million or 11.2% to $475.9 million for the nine months ended April 1, 2005 from $427.9 million for the nine months ended March 26, 2004. Net sales in our Packaging Segment grew 17.4% to $257.3 million in the current period compared to $219.1 million in the comparable period of the previous year primarily due to higher selling values. Net sales in our Tubing Products Segment declined 4.0% to $120.6 million in the first nine months of fiscal 2005 from $125.6 million in the same period of fiscal 2004 primarily due to lower volumes. Other net sales increased 17.8% to $98.1 million in first nine months fiscal 2005 compared to $83.3 million to the first nine months of fiscal 2004 due to both higher volumes and pricing.

Cost of Sales increased to $392.3 million for the nine months ended April 1, 2005 from $324.6 million for the nine months ended March 26, 2004. Expressed as a percentage of net sales, cost of sales increased to 82.4% in the current period compared to 75.9% in the prior period primarily due to higher raw material costs.

Gross Profit, as a result of the above, decreased to $83.6 million in the current period compared to $103.3 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 17.6% for the nine months ended April 1, 2005 from 24.1% in the comparable period of last year primarily due to higher raw material costs.

Our Packaging Segment gross profit increased to $64.9 million for the nine months ended April 1, 2005 from $57.1 million for the nine months ended March 26, 2004 as we were able to raise prices inline with increased raw material costs and we benefited from an improved sales mix at our food packaging operations in the first six months of fiscal 2005. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 25.2% in the current period from 26.1% in the previous period.

Our Tubing Products Segment gross profit decreased to $14.5 million for the nine months ended April 1, 2005 from $40.8 million for the nine months ended March 26, 2004 as we were unable to pass along higher raw material costs to our garden hose customers. Expressed as a percentage of net sales, Tubing Products Segment gross profit decreased to 12.0% in the current period from 32.5% in the previous period.

Other gross profit fell to $4.2 million or 4.3% of net sales for the nine months ended April 1, 2005 from $5.4 million or 6.5% of net sales for the nine months ended March 26, 2004 primarily due to higher raw material costs.

Selling, General and Administrative expense decreased to $45.5 million in the most recent period from $46.2 million in the comparable period of the previous year, primarily due to lower executive compensation. Measured as a percentage of net sales, selling, general and administrative expense decreased to 9.6% in the current period from 10.8% in the previous period.

Integration expense increased in the first nine months of fiscal 2005 to $6.8 million or 1.4% of net sales compared to $4.7 million or 1.1% of net sales for the comparable period of fiscal 2004. These costs relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards.

Operating Profit, as a result of the above, decreased to $31.2 million for the nine months ended April 1, 2005 from $52.4 million for the nine months ended March 26, 2004. Expressed as a percentage of net sales, operating profit decreased to 6.6% in the most recent period from 12.2% in the comparable period of last year.

Packaging Segment operating profit increased to $40.4 million (15.7% of net sales) in the current period compared to $36.1 million (16.5% of net sales) in the previous period. Tubing Products Segment operating profit decreased to $4.8 million or 4.0% of net sales in the current period compared to $30.9 million or 24.6% of net sales in the previous period. Other operating profit declined to a ($0.5) million loss in the current period from a $0.8 million profit in the previous period.

Interest expense increased to $66.1 million in the nine months ended April 1, 2005 from $62.2 million in the nine months ended March 26, 2004 due to both higher average interest rates and debt levels. Expressed as a percentage of net sales, interest expense decreased to 13.9% in the current period compared to 14.5% in the comparable period of last year.

Unrealized (gain) loss on derivative transactions was a ($7.3) million gain or 1.5% of net sales for the nine months ending April 1, 2005 compared to a ($5.0) million gain or 1.2% of net sales for the nine months ending March 26, 2004. The changes were due to changes in the market interest rates underlying our derivatives.

The increase in other income was largely attributable to the receipt of $3.0 million from an insurance claim.

Income (loss) before income taxes, as a result, was a ($25.3) million loss or (5.3%) of net sales for the nine months ended April 1, 2005 compared to a loss of ($5.7) million or (1.3%) of net sales for the nine months ended March 26, 2004.

Income tax expense (benefit) was $3.7 million for the nine months ended April 1, 2005, compared to a benefit of ($2.3) million for the nine months ended March 26, 2004 as operating losses were fully reserved in fiscal 2005. The Company's effective tax rate was 15.4% for the nine months ended April 1, 2005 compared to 40.0% for the nine months ending March 26, 2004.

Net loss, as a result, was ($29.0) million or (6.1%) of net sales for the nine months ended April 1, 2005 compared with a loss of ($3.4) million or (0.8%) of net sales for the nine months ended March 26, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the nine months ended April 1, 2005 was $18.7 million compared with $21.0 million in the same period of the prior year. The decrease of $2.3 million was primarily due to a $7.7 million reduction in our normal seasonal inventory build, partially offset by lower profitability and less of a reduction in accounts payable in the current fiscal year compared to the previous fiscal year.

Working capital on April 1, 2005 was $220.4 million compared to $229.9 million on July 2, 2004. The $9.5 million decrease was due primarily to a $17.0 million reduction in cash due primarily to the losses incurred in the current year, a $10.1 million reduction in accounts receivable, and a $17.7 million increase in accrued interest, partially offset by a normal $34.4 million seasonal increase in inventory.

As of April 1, 2005, the Company had an outstanding balance of $95.2 million under the $100.0 million revolving credit line. This represents an increase of $19.2 million from the $76.0 million outstanding balance as of July 2, 2004. Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which require a minimum consolidated EBITDA, minimum fixed charge coverage ratio and minimum leverage ratio as defined in the debt agreement.

Significant increases in raw material costs, combined with soft demand in our garden hose business brought about by unfavorable weather conditions, have negatively impacted our recent financial performance. As a result, we were not in compliance with the minimum consolidated EBITDA and minimum fixed charge coverage ratio covenants contained in our credit agreement for the fiscal quarters ended December 31, 2004 and April 1, 2005. The lenders under our credit agreement have waived compliance with these covenants until June 10, 2005, by which time we are required to have raised $30 million of equity financing. In addition, our liquidity position has been constrained, causing us to draw down substantially all of our available revolving credit capacity.

On April 19, 2005, we received the consents required to amend the covenant in the indenture for our senior subordinated notes which places limitations on indebtedness. The terms of the consents allow us, among other things, to incur incremental debt, not to exceed $90.0 million at any one time outstanding, in ratio of 1.5:1.0 for every dollar of equity received after April 1, 2005. The amendment to our senior subordinated note indenture will not become effective until the Company receives $30 million in additional equity.
In May, 2005, we received commitments for $30.0 million in new equity contributions from existing equity investors, $19.1 million of which has already been obtained by the Company.

The Company expects that its principal uses of cash for the next several years will be debt service, capital expenditures and working capital requirements. Management believes that cash generated from operations plus funds available in the Company's credit facility and the anticipated $30.0 million equity financing will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and other investments which management believes will provide attractive returns.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk inherent in certain debt instruments. At April 1, 2005, the principal amount of the Company's aggregate outstanding variable rate indebtedness was $165.9 million. A hypothetical 10% adverse change in interest rates would have an annualized unfavorable impact of approximately $0.7 million on the Company's after-tax earnings and cash flows, assuming the

Company's current effective tax rate and assuming no change in the principal amount. Conversely, a reduction in interest rates would favorably impact the Company's after-tax earnings and cash flows in a similar proportion. To mitigate these risks, in June 2000, the Company entered into interest rate Swap and Cap Agreements for a notional amount of $344.0 million.

In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting under FASB 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized gain or loss from derivative instruments in the Consolidated Statements of Operations. These are the only derivative instruments held by Tekni-Plex as of April 1, 2005. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

Tekni-Plex has interest rate swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3-month dollar LIBOR on an initial aggregate of $344.0 million of indebtedness with maturity dates ranging from June 2006 through June 2008. In conjunction with these interest rate swap contracts, Tekni-Plex also purchased an interest rate cap. The approximate aggregate fair market value of these interest rate swap contracts was $5.8 million and $13.0 million on April 1, 2005 and July 2, 2004, respectively, and is included in other liabilities on the Consolidated Balance Sheet. For the nine months ending April 1, 2005 Tekni-Plex incurred an unrealized gain of $7.3 million on these contracts which is included in the Consolidated Statement of Operations. Similarly, Tekni-Plex incurred an unrealized gain of $5.0 million for the comparable period of fiscal 2004.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures as of April 1, 2005. Because of the foregoing material weakness identified by BDO in conjunction with our annual audit for fiscal year ending July 2, 2004, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures are not effective. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure timeliness of financial reporting as well as reviewing our estimates of chargeback reserves and inventory on a more frequent basis. The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

In the third quarter of fiscal 2005, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

  TEKNI-PLEX, INC.

  May 16, 2005

                                   By: /s/ Dr. F. Patrick Smith
                                       -----------------------------------------
                                       Dr. F. Patrick Smith
                                       Chairman of the Board and
                                       Chief Executive Officer

                                   By: /s/ James E. Condon
                                       -----------------------------------------
                                       James E. Condon Vice President and
                                       Chief Financial Officer