Form 10-K
period 2005-07-01
TEKNI PLEX INC
filed 2005-11-04
CIK 1039542

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 1, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 333-28157

                                   ----------

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

     In June 2000, we completed a recapitalization of Tekni-Plex. As part of the recapitalization, existing investors other than management sold most of their interests, and a group of new investors contributed an aggregate of $167 million in new equity and agreed to contribute up to $103 million in additional equity over the next five years, all of which has been funded. All members of management maintained 100% of their interests in the Company. Also, Tekni-Plex entered into a new credit agreement, issued $275 million in new senior subordinated notes, and repaid the debt that existed prior to the recapitalization.

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

     In July 2002, we acquired substantially all of the assets of Elm Packaging Company. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The Elm acquisition significantly increases our capacity to produce foamed polystyrene products primarily for customers in the food packaging and food service markets.

     In July 2004, we acquired the egg carton business of Genpak and we have integrated this business into our packaging operations.

RECENT DEVELOPMENTS

As previously disclosed on Form 8-K filed September 21, 2005, Tekni-Plex has identified certain inventory overstatements at its American Gasket & Rubber Division which resulted in a $6.8 million overstatement of inventory. With the assistance of outside legal counsel as well as an independent registered public accounting firm other than BDO Seidman, LLP, the Audit Committee of the Board of Directors of Tekni-Plex has concluded an internal investigation into this matter. See Item 9a below.

These inventory overstatements at American Gasket and Rubber Division has required a non-cash charge to results of operations as follows:

Fiscal 2005   $(2.8) million
Fiscal 2004   $(2.7) million
Fiscal 2003   $(0.5) million
Fiscal 2002   $(0.5) million
Fiscal 2001   $(0.3) million

Results of operations for the periods prior to fiscal 2005 and fiscal 2005 quarterly results have been restated herein. Management has concluded that the impact of inventory overstatements on periods prior to the beginning of fiscal 2004 are not material in any one reporting period. In addition, management has concluded that the impact of these errors on interim reporting periods filed under Form 10-Q during fiscal 2004 and fiscal 2005 are also not material. Consequently investors can continue to rely on all financial statements issued prior to June 28, 2003 as well as the quarterly reports filed during fiscal 2004 and 2005 on Form 10-Q.

Tekni-Plex has terminated the employment of the individual directly responsible for the inventory restatements at American Gasket & Rubber. It has also improved training for the accounting staff of this Division. In addition, Tekni-Plex has improved its internal financial systems and controls across all of its divisions to, among other things, increase both the frequency by which inventory is monitored as well as the number of managers responsible for monitoring inventory. Finally, Tekni-Plex will increase the frequency and depth by which the inventory of each of our divisions is tested by our independent registered public accountants during the course of our annual audit as additional audit procedures.

In July, 2005 Tekni-Plex raised an additional $5.4 million through the issuance of additional shares of our Series A redeemable preferred stock with terms identical to the preferred stock issued in June, 2005. (See note 7 of the audited consolidated financial statements.)

DESCRIPTION OF SEGMENTS

     See footnote 14 of our July 1, 2005 audited consolidated financial statements.

DESCRIPTION OF BUSINESS

     We are a global, diversified manufacturer of packaging, packaging products and materials as well as tubing products. We primarily serve the food, healthcare and consumer markets. We have built leadership positions in our core markets, and focus on vertically integrated production of highly specialized products. We have operations in the United States, Europe, Argentina and Canada. We believe that our end market and product line diversity has the effect of reducing overall risk related to any single product or customer. Our operations are aligned under two business segments: Packaging and Tubing Products. Products that do not fit in either of these two segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. Representative product lines in each of our business segments are listed below:

                                BUSINESS SEGMENT

                PACKAGING                          TUBING PRODUCTS
-----------------------------------------   ----------------------------
- Foam egg cartons                          - Garden and irrigation hose

- Pharmaceutical blister films              - Medical tubing

- Poultry and meat processor trays          - Pool and vacuum hose

- Closure Liners

- Aerosol and pump packaging components

- Foam plates

COMPETITIVE STRENGTHS

     We believe that our competitive strengths include:

     - Strong market positions in core businesses. We have a strong market presence in the United States in our core product lines. The following table shows what we believe to be our market position in the U.S. in our primary product lines:

                             PRODUCT MARKET POSITION

Vinyl medical device materials.................................................1
Vinyl medical tubing...........................................................1
Laminated, clear, high barrier pharmaceutical blister packaging................1
Multi-layered co-extruded and laminated closure liners.........................1
Garden and irrigation hose.....................................................1
Precision tubing and gaskets for aerosol packaging.............................1
Egg cartons....................................................................1
Foam processor trays...........................................................2

     - Significant barriers to entry. We believe there are significant barriers to entry to our packaging and tubing products businesses. In our pharmaceutical packaging business, we believe that pharmaceutical companies are generally reluctant to change or substitute packaging once a new drug offering has gained FDA approval. In our food packaging businesses, we believe that high capital costs and high technical competence required for manufacturing processes create barriers to entry. In our medical tubing and garden hose businesses, we utilize proprietary formulations and are a low cost market leader with technologically advanced processes that cannot be readily replicated.

     - Non-cyclical end markets. A majority of our packaging products and materials are sold into markets which are traditionally stable through economic cycles, including food and beverages, personal care products, pharmaceuticals, and medical tubing. We also believe that our garden hose business, while highly seasonal, is resistant to economic cyclicality.

     - Strong customer relationships. We have long-standing relationships with many of our customers. We attribute our long-term customer relationships to our ability to consistently manufacture high quality products and provide a superior level of customer service. We routinely win customer awards for our superior products and customer service.

     - Cost efficient producer. We continually focus on improving underlying operations and reducing costs. Our acquisitions since 1995 have provided significant opportunities to realize cost savings and synergies in the combined businesses through the sharing of complementary technologies and manufacturing techniques, as well as economies of scale, including the purchase of raw materials. For example, we applied technologies that we utilize in the manufacturing of our aerosol packaging components to our garden hose business which significantly increased manufacturing throughput and product functionality while reducing material cost.

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

     - Experienced management team. Our Senior management team has an average of 25 years of experience in the industry. Since 1994, management has successfully integrated the acquisition of the operations and assets of 10 businesses. Management has substantially improved the competitive position of each of the acquired businesses by integrating the acquisitions, effecting turnarounds, providing strategic direction and leadership, increasing sales and market share, improving manufacturing efficiencies and productivity, and developing new technologies to enhance their competitive strengths. Current management owns more than 20% of the fully diluted common stock of the Company..

EMPLOYEES

     We have approximately 3,250 employees. Approximately one-third of our employees are represented by labor unions; we believe our labor relations with those unions are satisfactory.

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

     - Growth through product line extension and improvement. We continually seek to improve and extend our product lines and leverage our existing technological capabilities in order to increase market share in existing markets, effectively penetrate new markets and improve profitability. Our strategy is to emphasize our expertise in providing packaging, products and materials with specific high performance characteristics through the development of various unique proprietary materials and proprietary manufacturing process techniques.

     - Growth through international expansion. We believe that there is significant opportunity to expand our international sales, which currently represent approximately 14.6% of our total revenues. At present, we have manufacturing operations with attached sales offices in Europe, Canada and Argentina. We have a regional sales office in Asia and sales representatives in the Middle East. We believe that our growing international presence, which is a combination of our own regional manufacturing and sales forces and independent sales representatives, will continue to generate opportunities to increase our sales.

PACKAGING SEGMENT

     The Packaging segment of our business had revenues of $348.7 million (50.1% of total revenues) for the year ended July 1, 2005 and $306.1 million (48.2% of total revenues) for the year ended July 2, 2004. Further details of the major markets served by this segment are given below:

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

     In the clear blister packaging market, we have two principal competitors worldwide with resources equal to or greater than ours. However, we believe that neither of these competitors has the breadth of product offering to match ours, and that this differentiation is significant as viewed by the pharmaceutical industry. Also, the high manufacturing and compliance standards imposed by the pharmaceutical companies on their suppliers provide a significant barrier to the entry of new competitors. Entry barriers also arise due to the lengthy and stringent approval process required by pharmaceutical companies. Since approval requires that the drug be tested while packaged in the same packaging materials intended for commercial use, changing materials after approval risks renewed scrutiny by the FDA. The packaging materials for pharmaceutical applications also require special documentation of material sources and uses within the manufacturing process as well as heightened quality assurance measures.

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

TUBING SEGMENT

     The Tubing Products segment of our business had revenues of $213.1 million (30.6% of total revenues) for the year ended July 1, 2005 and $210.2 million (33.1% of total revenues) for the year ended July 2, 2004. Further details of the major markets served by this segment are given below:

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

                                                                   APPROXIMATE
             LOCATION                      PRIMARY FUNCTION        SQUARE FEET
----------------------------------   ---------------------------   -----------
Auburn, Maine(1)..................   Manufacturing                    24,000
Belfast, Northern Ireland.........   Manufacturing                    47,580
Blauvelt, New York(5).............   Manufacturing                    56,400
Burlington, New Jersey............   Manufacturing                   124,000
Bucyrus, Ohio.....................   Manufacturing                   587,649
Buenos Aires, Argentina(3)........   Manufacturing and warehouse      12,900
Cambridge, Ontario, Canada........   Manufacturing and warehouse      40,000
City of Industry, California(6)...   Manufacturing                   110,000
Clayton, North Carolina...........   Manufacturing                    99,665
Clinton, Illinois.................   Manufacturing                    69,000
Columbus, Ohio(2).................   Sales Offices                     3,761
Coppell, Texas(3).................   Executive Offices                 3,125
Dallas, Texas.....................   Manufacturing                   139,000
Decatur, Indiana..................   Manufacturing                   187,000
Decatur, Indiana(1)...............   Warehouse                         3,750
East Farmingdale, New York(3).....   Manufacturing                    56,556
East Farmingdale, New York (3)....   Warehouse                        11,000
Erembodegem (Aalst), Belgium......   Manufacturing                   125,667
Erembodegem (Aalst), Belgium(9)...   Warehouse                        64,070
Flemington, New Jersey............   Manufacturing                   145,000
Fullerton, California (8).........   Manufacturing and warehouse      60,250
Harrison, New Jersey(4)...........   Warehouse                       135,501
Lawrenceville, Georgia............   Manufacturing                   150,000
Lawrenceville, Georgia(3).........   Warehouse                        13,000
Livonia, Michigan(1)..............   Warehouse                         7,240
McKenzie, Tennessee...............   Manufacturing and warehouse      60,000
Memphis, Tennessee(5).............   Manufacturing and warehouse     149,800
Memphis, Tennessee(5).............   Warehouse                        50,000
Milan (Gaggiano), Italy(3)........   Warehouse                        12,920
Milan (Gaggiano), Italy...........   Manufacturing                    14,900
Milan (Gaggiano), Italy...........   Manufacturing                    25,800
Milan (Rosate), Italy(5)..........   Manufacturing                    24,000
Mississauga, Ontario, Canada(10)...  Manufacturing                   118,196
Mississauga, Ontario, Canada(4)...   Manufacturing                   100,000
Piscataway, New Jersey(4).........   Manufacturing                   155,000
Ridgefield, New Jersey............   Manufacturing                   330,000
Rockaway, New Jersey..............   Manufacturing                    90,550
Schaumburg, Illinois(11)..........   Manufacturing and warehouse      97,966
Schiller Park, Illinois...........   Manufacturing                    15,232
Shelby, Ohio(6)...................   Warehouse                       350,000
Singapore(1)......................   Sales Office                        550
Somerville, New Jersey............   Manufacturing                   172,000
Sparks, Nevada(7).................   Manufacturing                   448,000
Tonawanda, New York(7)............   Manufacturing                    32,000
Troy, Ohio(5).....................   Manufacturing and warehouse     200,000
Tustin, California(1).............   Sales Office                        414
Waco, Texas.......................   Manufacturing                   104,600
Wenatchee, Washington.............   Manufacturing                    97,000
Wenatchee, Washington(5)..........   Warehouse                        26,200
Wenatchee, Washington(1)..........   Warehouse                         8,000

(Years relate to calendar years)

(1)  Leased on a month-to-month basis.

(2)  Lease expires in 2005.

(3)  Lease expires in 2006.

(4)  Lease expires in 2007.

(5)  Lease expires in 2008.

(6)  Lease expires in 2009.

(7)  Lease expires in 2012.

(8)  Lease expires in 2013.

(9)  Lease expires in 2014.

(10) Lease expires in 2015.

(11) Lease expires in 2030.

ITEM 3. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

     We are regularly involved in legal proceedings arising in the ordinary course of business, none of which are currently expected to have a material adverse effect on our businesses.

     Like similar companies, our facilities, operations and properties are subject to foreign, federal, state, provincial and local laws and regulations relating to, among other things, emissions to air, discharges to water, the generation, handling, storage, transportation and disposal of hazardous and non-hazardous materials and wastes and the health and safety of employees.

     Our management includes a Director of Environmental Affairs who is responsible for compliance with all laws and regulations relating to the environment, and health and safety. In connection with this duty, this director performs internal auditing procedures, provides direction to local facility managers in the compliance areas and retains outside environmental counsel and outside environmental consulting firms to assist with environmental compliance.

     We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination. In addition to remediation being undertaken by third parties at a limited number of our locations, we are currently remediating contamination resulting from past industrial activity at three of our New Jersey facilities which we acquired from PureTec in 1998. This remediation is being conducted pursuant to the requirements of New Jersey's Industrial Site Recovery Act which were triggered by the 1998 PureTec transaction. If any other events were to occur in the future that would be deemed to have effected a "change of control" of any of our New Jersey facilities as defined under New Jersey's Industrial Site Recovery Act, we would be required to take additional actions to comply with such statute, including possibly additional investigations and remediation. We also are conducting remediation at a formerly-owned New Jersey facility under a voluntary cleanup agreement with the state. We cannot assure you that any costs ultimately borne by us in connection with any of these remediation projects would not be material.

     We recently voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, OH facility. While discussions with the Ohio Regional Air Pollution Control Agency are ongoing, we expect that we will be required to install pollution controls at this facility in 2006, the cost of which we estimate should not exceed $1 million, based on current information. We may also be required to pay a fine, but based on the preliminary stage of discussions, we cannot predict whether such a fine will be imposed, or if so, in what amount. In 2004, the National Enforcement Investigation Center
(NEIC), on behalf of the United States Environmental Protection Agency (EPA), conducted an environmental review of our Burlington, NJ site concerning federal Clean Air Act requirements. The EPA subsequently issued a request for further information regarding these air issues under Section 114 of the federal Clean Air Act. While we have not received any further communications from the EPA or NEIC, this matter could lead to findings of noncompliance and result in additional environmental costs and penalties, which could be substantial. In 2004, we also received a similar request for information from the EPA concerning air emissions at our Wenatchee, Washington plant which we do not expect to result in significant costs or fines or penalties.

     Although we believe that, based on historical experience, the costs of achieving and maintaining compliance with environmental laws and regulations are unlikely to have a material adverse effect on our business, we could incur significant fines, penalties, capital costs or other liabilities associated with any confirmed noncompliance or remediation of contamination or natural resource damage liability at or related to any of our current or former facilities, the precise nature of which we cannot now predict. Furthermore, we cannot assure you that future environmental laws or regulations will not require substantial expenditures by us or significant modifications of our operations.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Not Applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information of the Company, and has been derived from and should be read in conjunction with the Company's audited consolidated financial statements, including the notes thereto, which appear elsewhere herein and previously filed. Acquisitions the Company made in certain years result in years not being comparable.

As previously disclosed on Form 8-K as filed September 21, 2005, Tekni-Plex has identified certain overstated inventory at its American Gasket & Rubber Division which resulted in a $6.8 million overstatement of inventory. This inventory overstatement has required a non-cash charge to results of operations as follows:

Fiscal 2005   $(2.8) million
Fiscal 2004   $(2.7) million
Fiscal 2003   $(0.5) million
Fiscal 2002   $(0.5) million
Fiscal 2001   $(0.3) million

                                                                           Year Ended
                                                    --------------------------------------------------------
                                                     June 29,   June 28,    June 27,    July 2,
                                                       2001       2002        2003        2004      July 1,
                                                     Restated   Restated    Restated    Restated      2005
                                                    ---------   --------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Net sales........................................   $ 525,837   $577,749   $ 610,663   $ 635,642   $ 695,524
Cost of goods sold...............................     400,156    430,920     459,981     530,372     600,170
Gross profit.....................................     125,681    146,829     150,682     105,270      95,354
Integration Expense..............................          --         --      11,164       7,775      10,478
Selling, general and administrative expenses.....      60,999     69,444      61,600      69,159      60,690
Income from operations...........................      64,682     77,385      77,918      28,336      24,186
Interest expense, net(a).........................      76,569     70,934      71,266      84,451      89,899
Unrealized loss (gain) on derivative contracts...      13,891      7,830       1,997     (10,654)     (8,287)
Other expense (income)...........................         605         (6)       (531)        605      (2,194)
Pre-tax income (loss)............................     (26,383)    (1,373)      5,186     (46,066)    (55,232)
Income tax provision (benefit)...................      (7,069)     5,677       2,306      11,121      26,247
Net income (loss)................................     (19,314)    (7,050)      2,880     (57,187)    (81,479)
BALANCE SHEET DATA (AT YEAR END):
Working capital..................................     198,809   $218,136     248,372     225,857     201,074
Total Assets.....................................     621,174    691,180     783,471     743,663     691,695
Total debt (including current portion)...........     678,150    692,821     729,484     734,007     800,517
Stockholders' (deficit)..........................    (135,017)   (91,894)    (66,104)   (105,054)   (213,327)
OTHER FINANCIAL DATA:
Depreciation and amortization....................      37,670   $ 39,863      28,342      32,304      32,653
Capital expenditures.............................      17,116     24,653      32,232      30,128      18,246
Cash flows:
From (used in) operations........................      (3,266)     7,922      15,029      (7,364)    (24,461)
From (used in) investing.........................     (26,777)   (88,446)    (49,994)    (34,126)    (19,000)
From financing...................................      62,180     64,092      54,203      23,513      32,272

----------
(a) Interest expense included a $1,400 reduction in deferred financing costs and a $5,000 reduction in deferred financing costs in fiscal 2005 and fiscal 2004 respectively.

(b) Income tax provision contains the write-off of deferred tax assets of $23.1 million and $7.0 million in 2005 and 2004, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     You should read the following discussion and analysis in conjunction with the "Selected Historical Financial Information" and the Financial Statements included elsewhere in this Annual Report. Restated financial statements can be found elsewhere in this filing. The table below sets forth, for the periods indicated, selected operating data as a percentage of net sales.

                         SELECTED FINANCIAL INFORMATION
                            (PERCENTAGE OF NET SALES)

                                                     June 27     July 2,
                                                       2003       2004      July 1,
                                                     Restated   Restated      2005
                                                    ---------   --------   ---------
Net sales........................................     100.0%     100.0%      100.0%
Cost of sales....................................      75.3       83.4        86.3
Gross profit.....................................      24.7       16.6        13.7
Integration Expense..............................       1.8        1.2         1.5
Selling, general and administrative expenses.....      10.1       10.9         8.7
Income from operations...........................      12.8        4.5         3.5
Interest expense.................................      11.7       13.3        12.9
Provision (Benefit) for income taxes.............       0.4        1.7         3.8
Net income (loss)................................       0.5       (9.0)      (11.7)
Depreciation and amortization....................       4.6        5.1         4.7

YEAR ENDED JULY 1, 2005 COMPARED TO THE YEAR ENDED JULY 2, 2004

Net sales increased to $695.5 million in fiscal 2005 from $635.6 million in fiscal 2004, representing a 9.4% gain. Net sales in our Packaging Segment grew 13.9% to $348.7 million in the most recent period from $306.1 million in the comparable period of 2004 due to both higher selling prices and sales volumes. Net sales in our Tubing Products Segment increased 1.3% to $213.1 million in fiscal 2005 from $210.2 million in fiscal 2004 primarily due to a 3 to 6 percent increase in our garden hose prices that generally went into effect in January 2005. Higher garden hose prices were partially offset by lower, weather-related, garden hose sales volumes during fiscal 2005 compared to the previous year. Other net sales grew 12.2% to $133.8 million in fiscal 2005 compared to $119.3 million in the previous year due to both higher selling prices and higher volumes.

Our accruals for rebates, discounts and sales allowances decreased to $43.0 million or 6.2% of net sales in fiscal 2005 compared to $49.1 million or 7.7% of net sales in fiscal 2004. The decrease was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the year.

Cost of goods sold increased to $600.2 million in fiscal 2005 from $530.4 million in fiscal 2004. Expressed as a percentage of net sales, cost of goods sold increased to 86.3% in the current period compared to 83.4% in the prior period, primarily due to higher raw material costs. Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. In fiscal 2005, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 12% and 38% respectively. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2006 selling season.

As previously discussed, our cost of goods sold reflects a $2.8 million inventory write-down (0.5% of net sales) in fiscal 2005 and a $2.7 million inventory write-down (0.4% of net sales) in fiscal 2004 to correct inventory restatements at our American Gasket and Rubber Division.

Gross profit, as a result of the above, decreased to $95.4 million in the current period compared to $105.3 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 13.7% in fiscal 2005 from 16.6% in comparable period of last year.

Our Packaging Segment gross profit increased to $83.1 million in fiscal 2005 from $80.1 million for fiscal 2004 as we were largely able to pass on higher raw material costs to our Packaging Segment customers during the year. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 23.8% in the current period from 26.2% in the previous period.

Our Tubing Products Segment gross profit decreased to $7.1 million in fiscal 2005 from $20.6 million in fiscal 2004. Expressed as a percentage of net sales, our Tubing Products Segment gross profit decreased to 3.3% in the current period from 9.8% in the previous period as significantly higher raw material cost, particularly for plasticizers, more than offset the 3 to 6 percent price increases that went into effect in January at our garden hose unit.

Other gross profit increased to $5.2 million in fiscal 2005 from $4.5 million in fiscal 2004. Expressed as a percentage of net sales, other gross profit remained flat at 3.8%.

Selling, general and administrative expenses decreased to $60.7 million in the most recent fiscal year from $69.2 million last year, primarily due to the inclusion of a $10 million reduction in goodwill in fiscal 2004. Measured as a percentage of net sales, selling, general and administrative expenses decreased to 8.7% in the current period from 10.9% in the previous period.

Integration expenses increased to $10.5 million or 1.5% of net sales in fiscal 2005 from $7.8 million or 1.2% of net sales in fiscal 2004. The increase was largely related to the closing of our Rockaway, New Jersey facility and consolidating its operations at our Clinton, Illinois and Clayton, North Carolina facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

                    2005   2004
                    ----   ----
Elm Packaging
   Material        $ 3.8   $2.7
   Labor             1.5    1.6
   Overhead          2.5    2.6
Rockaway closing
   Material          1.5    0.1
   Labor             0.1    0.1
   Overhead          0.9    0.3
   SG&A              0.2    0.2
                    ----    ---
Total              $10.5   $7.8
                    ====    ===

We expect the closing of our Rockaway facility to result in approximately $1 million of annual cost savings. We also expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, decreased to $24.2 million in fiscal 2005 from $28.3 million in fiscal 2004. Expressed as a percentage of net sales, operating profit decreased to 3.5% in the most recent period from 4.5% in the comparable period of last year.

Our Packaging Segment operating profit decreased to $49.0 million (14.0% of net sales) in the current period compared to $51.3 million (16.8% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($6.5) million or (3.0%) of net sales in the current period compared to profit of $6.5 million or 3.1% of net sales in the previous year. Other operating profit improved to a ($1.2) million loss or (0.9%) of net sales in the current period compared to a ($11.8) million loss or (9.9%) of net sales in the previous period.

Interest expense increased to $89.9 million (12.9% of net sales) in fiscal 2005 from $84.5 million (13.3% of net sales) in fiscal 2004 due to an increase of $11.7 of debt as well as higher average interest rates. Interest expense also included a reduction in deferred financing costs of $1.4 million in fiscal 2005 and $5.0 million in fiscal 2004 resulting from repaying certain outstanding debt obligations through the issuance of new senior secured notes (see Note 7 of the audited consolidated financial statements).

Unrealized gain on derivative transactions was $8.3 million or 1.2% of net sales in fiscal 2005 compared to $10.7 or 1.7% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts.

Income (loss) before income taxes, as a result, was a loss of ($55.2) million or (7.9%) of net sales for fiscal 2005 compared to a loss of (46.1) million or (7.2%) of net sales for fiscal 2004.

Income tax expense was $26.2 million for fiscal 2005 compared to $11.1 million for fiscal 2004 as we reserved $23.1 million against our deferred tax asset in fiscal 2005 and $15.0 million in fiscal 2004. Given our continued pre-tax losses in recent years, we decided to reserve fully against our deferred tax assets at the end of fiscal 2005. (See Note 8 of the audited consolidated financial statements.)

Net income (loss), as a result, was a loss of ($81.5) million for fiscal 2005 or (11.7%) of net sales compared with a loss of ($57.2) million for fiscal 2004 or (9.0%) of net sales.

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

At the end of fiscal 2004, we increased by $8.0 million our accruals for rebates, discounts and sales allowances at our garden hose operations in order to properly reflect changes in our underlying sales programs. These accruals were $49.1 million or 7.7% of net sales in fiscal 2004 compared to $39.5 million or 6.5% of net sales in fiscal 2003.

     Cost of goods sold, increased to $530.4 million for the year ended July 2, 2004 from $460 million for the year ended June 27, 2003. Expressed as a percentage of net sales, cost of goods sold increased to 83.4% of net sales for the year ended July 2, 2004 compared to 75.3% for the year ended June 27, 2003, primarily due to significantly higher raw material costs. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw material costs. In most of our business lines we have been able to pass along higher material costs to our customers in a relatively short time period, with one notable exception, garden hose, where we have traditionally agreed to hold prices constant for a 12 month period. In fiscal 2004, the two main raw materials for our garden hose business, PVC and plasticizers rose an average of 28% and 31% respectively. Due to our existing agreements with our garden hose customers, we were unable to pass along these increased costs during the fiscal year.

     As previously discussed, our cost of goods sold reflects a $2.7 million inventory write-down (0.4% of net sales) in fiscal 2004 and a $0.5 million inventory write-down (0.1% of net sales) in fiscal 2003 to correct inventory restatements at our American Gasket and Rubber Division.

     Gross profit, as a result, decreased to $105.3 million for the year ended July 2, 2004 from $150.7 million for the year ended June 27, 2003. The ratio of gross profit to net sales decreased to 16.6% for the year ended July 2, 2004 from 24.7% for the year ended June 27, 2003. Our Packaging Segment gross profit decreased by $7.6 million to $80.1 million from $87.1 million in the fiscal year ended July 2, 2004 primarily due to a lower margin product mix for our foam products as well as significantly higher raw material costs. Measured as a percentage of net sales our Packaging Segment gross profit decreased to 26.2% for the year ended July 2, 2004 from 30.1% for the year ended June 27, 2003. Our Tubing Products Segment gross profit decreased to $20.6 million for the year ended July 2, 2004 from $52.9 million in the fiscal year ended June 27, 2003. Measured as a percentage of Net Sales our Tubing Products Segment Gross Profit decreased to 9.8% for the year ended July 2, 2004 from 25.2% for the year ended June 27, 2003. This decline was largely due to higher raw material cost at our garden hose unit which, as discussed above, could not be passed through to our customers during the fiscal year. In addition, we wrote-down our inventory by $4.6 million to reflect market values for some garden hoses that were less than our cost and, as previously discussed, we adjusted our estimates of accruals for rebates, discounts and sales allowances resulting in an $8.0 million increase in our reserves. Gross profit for our other products declined to $4.5 million in the current fiscal year from $10.0 million in the previous year. Measured as a percentage of net sales, other gross profit decreased to 3.8% in the current fiscal year from 9.2% in the previous year primarily due to our inability to fully pass through significantly higher raw material costs.

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

Integration expense decreased to $7.8 million or 1.2% of net sales in fiscal 2004 from $11.2 million or 1.8% of net sales for the comparable period of fiscal 2003. These costs, which are typically cash expenses, relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards and are composed of the following.

                2004   2003
                ----   ----
Elm Packaging
   Material     $2.7  $ 2.2
   Labor         1.6    0.2
   Overhead      2.6    2.8
Swan Hose
   Material       --    1.0
   Labor          --    0.7
   Overhead       --    4.2
Rockaway closing
   Material      0.1     --
   Labor         0.1     --
   Overhead      0.3     --
   SG&A          0.2     --
                ----  -----
Total           $7.8  $11.2
                ====  =====

We expect the closing of our Rockaway facility to result in approximately $1 million of annual cost savings. We also expect the reconfiguring and realignment of our Swan and Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products at our Elm locations; however, we cannot currently quantify these benefits.

     Operating profit, as a result of the above, decreased to $28.3 million in the current fiscal year compared to $77.9 million in the previous year. Measured as a percentage of net sales, operating profit decreased to 4.5% in fiscal 2004 from 12.8% in fiscal 2003. Our Packaging Segment operating profit decreased to $51.3 million from $59.7 million last year. Measured as a percentage of net sales, Packaging Segment operating profit decreased to 16.8% in the year ended July 2, 2004 compared to 20.4% in the previous year. Our Tubing Products Segment operating profit decreased to $6.5 million from $36.4 million in the year ended July 2, 2004. Measured as a percentage of net sales, Tubing Products Segment operating profit decreased to 3.1% from 17.3% last year. Operating profit for our other products declined to a ($11.8) million loss in the current year from a $3.5 million gain in the previous year largely due to a $10.0 million write-down of goodwill associated with our Specialty Resin operations. Measured as a percentage of net sales, other operating profit declined to a (9.9%) loss in the current fiscal year from a 3.2% gain in the previous fiscal year.

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

The provision for income taxes increased to $11.1 million in the current fiscal year from $2.3 million in the previous year primarily due to $7.0 million reduction in our deferred tax asset. In addition, the company increased its reserve on deferred taxes by approximately 15.0 million to reserve for deferred taxes generated by 4th Quarter losses. (See Note 8 of the Audited Consolidated Financial Statements.)

     Net income (loss), as a result, was a loss of ($57.2) million or (9.0%) of net sales for the fiscal year ending July 2, 2004 compared to income of $2.9 million or 0.5% of net sales for the year ending June 27, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended July 1, 2005, net cash used in operating activities was $24.5 million compared to $7.4 million of cash used in operating activities in the prior year. The $17.1 million increase was due primarily to lower earnings caused by rapidly rising raw material costs that we were unable to fully pass along to our customers, particularly in our garden hose operations where historically we have sold our products under agreements which held prices constant for a 12 month period. Beginning with the 2006 selling season, we have discontinued the practice of guaranteeing garden hose prices for the entire season. While we believe raw material costs will continue to rise rapidly in fiscal 2006, we also believe the prices we have secured to date for our garden hose products will help restore our profitability. Furthermore, we believe that, subject to prevailing competitive pressures, we will generally be able to pass on future increases in raw material costs to primarily all of our customers, including our garden hose customers, albeit with a lag of one to three months. However, we can give you no assurance to that effect.

     In addition to lower earnings, a reduction in accounts payable and other liabilities contributed to the increase in cash used in operations . These uses of cash were partially offset by lower inventory levels across all of our businesses. Other various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences

     Significant increases in raw material costs, combined with soft demand in our garden hose business brought about by unfavorable weather conditions, have negatively impacted our financial performance in the last two fiscal years. As a result, we were not in compliance with the minimum consolidated EBITDA and minimum fixed charge coverage ratio covenants contained in our credit agreement for the fiscal quarters ended December 31, 2004 and April 1, 2005. In exchange for a waiver fee equaling 0.25% multiplied by the sum of the outstanding loans thereunder, the lenders under our credit agreement waived compliance with these covenants through June 10, 2005, by which time we were required to deliver to the lenders thereunder evidence that we have raised $30 million of equity financing. The waiver became permanent on June 10, 2005 when we issued $31.8 million of preferred stock. In addition, our liquidity position had been constrained, causing us to draw down substantially all of our revolving credit capacity. In response, we have entered into a series of transactions intended to improve our financial flexibility and address our covenant and liquidity constraints.

     In April, 2005, we received the consents required to amend certain covenants in the indenture governing our senior subordinated notes including our debt incurrence covenant. The amendments allow us, among other things, to incur incremental debt, not to exceed $90.0 million at any one time outstanding, in ratio of 1.5:1.0 for every dollar of equity received after April 1, 2005. Since that date, we have raised $37.2 million of additional equity through the issuance of our Series A redeemable preferred stock (See Note 7(e) of the audited Consolidated Financial Statements.)

     In June, 2005 we issued $150 million senior secured notes due 2012 and arranged a new $65 million asset backed credit facility. The proceeds from these offerings, combined with the new equity described above, were used to repay and cancel our previous credit agreement. As of July 1, 2005, we had an outstanding balance of $12.0 million under our new $65.0 million asset backed credit facility. As of November 1, 2005 our outstanding revolver balance has dropped to zero.

Working capital at July 1, 2005 was $200.8 million compared to $225.9 million at July 2, 2004. The decrease was primarily caused by our operating loss offset by proceeds received from our issuance of new debt.

     Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the years ended July 1, 2005, July 2, 2004 and June 27, 2003 were $18.2 million and $29.5 million and $32.2 million, respectively. Management believes that we will be able to pass along expected higher raw material costs to our garden hose customers during fiscal 2006 and consequently, cash generated from operations plus funds available in the Company's new asset backed facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and other investments which management believes are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

     In June 2000, Tekni-Plex entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortized on the same schedule as the original term loans. As of July 1, 2005 the notional amount of the swaps is $290.0 million.

     Portfolio theory and empirical evidence suggested that the change in value of a basket of LIBOR benchmarks would be less volatile than the change in value of a single benchmark. Since 2000, this has generally been our experience.

     In conjunction with its swap contracts Tekni-Plex also purchased an interest rate cap. Tekni-Plex believes the reduced volatility created by the interest rate swaps made the interest rate cap less expensive.

     We recorded an unrealized gain from derivative transactions of $8.3 million and $10.7 million in fiscal years 2005 and 2004, respectively.

     Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which limit our incremental debt and capital expenditures. The availability of borrowings under our new asset based facility is subject to a borrowing base limitations equal to the lesser of the borrowing base as defined in the asset backed agreement and the then effective commitments under the new asset based facility minus such availability reserves as the administrative agent, in its sole discretion, deems appropriate.

     The late filing of our 10-K has caused us to be in violation of certain covenants contained in our debt agreements. These violations, which have either been waived or the applicable grace periods have not yet expired, have been remedied by virtue of this filing.

     At July 1, 2005, the Company's contractual obligations are as follows:

                              PENSION
                             AND POST
                            RETIREMENT   INTEREST   LONG-TERM   PREFERRED (2)   PREFERRED STOCK
PAYMENTS DUE BY PERIOD      HEALTHCARE   EXPENSE       DEBT       DIVIDENDS       ACCRETION (3)     LEASES      TOTAL
-------------------------   ----------   --------   ---------   -------------   ----------------   -------     -------
Less than 1 year.........      $ 1.4    $ 83.1       $  1.1         $0.0            $ 12.7          $ 8.3       $106.6
Year 2...................        1.5      83.1          0.2          0.5              12.7            7.7        105.7
Year 3...................        1.6      83.1          0.2          6.6              12.7            6.3        110.5
Year 4...................        2.0      79.1         12.3          6.6              12.7            4.7        117.4
Year 5...................        2.2      78.4        313.6          6.6              12.7            3.8        417.3
After 5 years............       11.1      92.8        473.0 (4)     24.1              46.4           23.4        670.8

(1) Interest expense includes obligations under our interest rate swap agreement.

(2)   May be paid in kind

(3)   Non-cash increase in preferred stock.

(4)   Includes initial preferred stock value $54.8 million


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

     The Company has intangible assets related to acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We adopted SFAS 142, which requires us to cease amortization of goodwill, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. As a result of impairment tests being performed at the end of 2005, the Company did not record an impairment charge. In fiscal 2004, an impairment charge of $10.0 million associated with its Specialty Resins operations was recorded.

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

     The Company records a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our recent financial performance, in fiscal 2005 we increased our valuation allowance that reduced our deferred tax asset by approximately $21.3 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment," which established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No. 25. SFAS No 123 (R) will be effective for fiscal years beginning after June 15, 2005. The statement does not require restatement of previously issued statements and can be applied on a prospective basis. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements and believes the effect should be minimal.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement are effective for fiscal years beginning after June 15, 2005, with early application permitted. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3." This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements or results of operations.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN No. 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN No. 47 will have a material impact on the Company's financial statements or results of operations.

INFLATION

     During fiscal 2005, we contended with significant and rapidly rising raw material prices. Over the long term, we believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At July 1, 2005 and July 2, 2004 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $12.0 million and $153.0 million respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $0.1 million and $1.5 million respectively, on the Company's earnings and cash flows based upon these year-end debt levels..

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

As previously disclosed on Form 8-K, in fiscal 2005, management identified certain overstated inventory valuations at its American Gasket & Rubber Division ("AGR"), totaling approximately $6.8 million, resulting in a $2.8 million reduction in fiscal 2005 operating profit, a $2.7 million reduction in fiscal 2004 operating profit and a restatement of Tekni-Plex's financial statements for those periods. Management promptly reported the inventory overstatement at AGR to the Board, the Audit Committee and BDO Seidman, LLP, our independent registered public accounting firm. The Audit Committee subsequently engaged counsel to supervise an internal investigation of the circumstances leading to the inventory overstatement. Counsel to the Audit Committee, in turn, engaged a forensic accounting firm to assist it in the investigation. The investigation determined that prior accounting management at AGR, from at least 2001 through fourth-quarter 2005, made unsupported adjustments to cost of goods sold that had the effect both of improving the appearance within Tekni-Plex of the financial performance of AGR and increasing the value of AGR's ending inventory. Tekni-Plex has terminated the employment of the accounting manager who made these adjustments and re-assigned his direct supervisor to functions that do not include accounting supervision. As part of the internal investigation, the investigative team made certain remedial recommendations to the Audit Committee, including that (1) a divisional controller or a manager delegated by a divisional controller be assigned responsibility, on a regular basis, to conduct a substantive review of AGR's financial statements, and that a similar structure of review be instituted with respect to other decentralized businesses of Tekni-Plex; (2) reporting by AGR accounting management be direct to Tekni-Plex corporate accounting; (3) notification be distributed to all Tekni-Plex accounting employees on a periodic basis instructing them that any difficulties in accounting or the use of the company's accounting systems be reported timely to Tekni-Plex corporate accounting; (4) in annual performance reviews of accounting and bookkeeping personnel, all reviewing personnel be required to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally, (5) Tekni-Plex apply additional resources to ensure that all of its site controllers and staff are trained properly in the use of company accounting systems, (6) in addition to establishing a hotline through which employees may report problems, Tekni-Plex publish to its employees a statement of ethics and periodically circulate written reminders to all employees that the company expects its employees (a) to perform all functions consistent with established accounting and legal standards and high ethics, and (b) to report any accounting difficulties to Tekni-Plex's corporate office. Lastly, the investigative team recommended that full consideration be given to establishing, or out-sourcing, an adequately staffed internal audit function. In fiscal 2006, the Audit Committee adopted these recommendations. In response to the findings above, Tekni-Plex has:

(1) terminated the employment of an individual directly responsible for the inventory restatements

(2) improved training for the accounting staff of its American Gasker & Rubber Division;

(3) improved its internal financial reporting systems and related controls across all of its divisions to, among other things, increase both the frequency by which inventory is monitored as well as increasing the number of managers responsible for monitoring inventory; and

(4) increased the frequency and depth by which the inventory and other financial transactions of each of divisions are reviewed by our independent registered public accountants during the course of our annual audit.

In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended July 1, 2005, the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "significant deficiencies", as defined under standards established by the Public Company Accounting Oversight Board:

     - Lack of quantity of staff which led to issues related to timeliness of financial reporting.

     - Lack of quantity of staff which led to issues related to the timely review of the financial statements of AGR and the calculation of inventory. As a result, accounting errors existed in the financial statements of this subsidiary resulted in a restatement of inventory and cost of sales for certain accounting periods as described within this filing.

Significant deficiencies are matters coming to the attention of the independent auditors that in their judgment, relate to material weaknesses in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be "material weaknesses" that, by themselves or in a combination, may increase the possibility that a material misstatement in our financial statements might not be prevented or detected by our employees in the normal course of performing their assigned functions.

Prior to the identification of the accounting overstatement at our American Gasket & Rubber Division, and in response to material weaknesses identified by BDO last year, Tekni-Plex has committed to increase and reorganize its finance staff with a strong emphasis on internal audit. This process is ongoing.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of October 15, 2005 as well as of July 1, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer determined that deficiencies in our internal control over financial reporting have caused the Company's disclosure controls and procedures to not have been effective as of July 1, 2005 and they are not effective today. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure the accuracy and timeliness of financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

Except as disclosed above, in the fourth quarter of fiscal 2005 and thereafter, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                     NAME                        AGE                   POSITION
----------------------------------------------   ---   -----------------------------------------
Dr. F. Patrick Smith..........................    57   Chairman of the Board, Chief Executive
                                                       Officer and President
James E. Condon...............................    44   Chief Financial Officer, Vice President,
                                                       Secretary and Director
Edward Goldberg...............................    56   Senior Vice President and Director
John S. Geer..................................    60   Director
J. Andrew McWethy.............................    64   Director
Michael F. Cronin.............................    51   Director

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

     James E. Condon is a Vice President, Secretary and Chief Financial Officer of Tekni-Plex, Inc. He joined Tekni-Plex in 2001 and became a Director in 2004. Prior to joining Tekni-Plex Mr. Condon was a Vice President at J.P. Morgan Securities Inc.

     Edward Goldberg is a Senior Vice President of the Company, and manages five of its divisions. He has been with the company since June, 2001, and as of March, 2005 was appointed to serve on the Board of Directors. He received his BS and MS degrees in Chemical Engineering from Rensselaer Polytechnic Institute in 1971. He worked for P&G and The Scott Paper Company for a total of 25 years, in diverse roles including Vice President of: Supply Systems; Business Development; and Strategic Planning. Prior to leaving Scott Paper he was the company's U.S. V.P. - Consumer Supply System. He subsequently worked for the Nice Pak and the Lander corporations in senior management positions. His most specific field of emphasis has been General Management for turn around situations.

     John S. Geer has served as a director of Tekni-Plex since June 2000. He also serves on the Executive Council of Century Park Capital Partners and on the Board of the Robb Report. He is a former Partner of Mellon Ventures, Inc. and former Senior Vice President of Security Pacific Capital Corp. He has served on 20 boards of directors of emerging growth and middle market companies.

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

COMPENSATION OF DIRECTORS

     Tekni-Plex reimburses directors for any reasonable out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, each outside director is paid an annual fee of $50,000.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth the remuneration paid by Tekni-Plex to the Chief Executive Officer and other highly compensated executive officers of Tekni-Plex.

     SUMMARY COMPENSATION TABLE

                                                      FISCAL                             STOCK      OTHER ANNUAL
             NAME & PRINCIPAL POSITION                 YEAR       SALARY       BONUS    OPTIONS   COMPENSATION(a)
---------------------------------------------------   ------   -----------   --------   -------   -----------------
Dr. F. Patrick Smith...............................    2005    $7,040,000(b) $     --      --         $51,822
   Chairman, Chief Executive Officer and President     2004     6,655,000          --      --          54,941
                                                       2003     6,050,000          --      --          46,384
Mr. James E. Condon................................    2005    $  558,000    $     --      --         $ 7,200
   Vice President and Chief Financial Officer          2004       540,000          --      --           7,200
                                                       2003       500,000     175,000      --           7,200
Mr. Edward Goldberg                                    2005       260,000          --      --           6,900
   Senior Vice President & Director                    2004       215,000      27,313      --           6,900
                                                       2003       191,000      50,000      --           6,900

(a) Includes amounts reimbursed during the fiscal year for payment of auto expense, membership fees, etc.

(b) In fiscal 2005, Dr. Smith's employment agreement was amended to provide a $4,000,000 annual salary for two years.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                   POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                             PERCENT OF                               ANNUAL RATES OF
                               NUMBER OF        TOTAL      EXERCISE                     STOCK PRICE
                              SECURITIES    OPTIONS/SARS    OR BASE                  APPRECIATION FOR
                              UNDERLYING     GRANTED TO      PRICE                      OPTION TERM
                             OPTIONS/SARS   EMPLOYEES IN      PER     EXPIRATION   --------------------
           NAME                 GRANTED      FISCAL YEAR     SHARE       DATE            5%    10%
--------------------------   ------------   ------------   --------   ----------        ---   ----
Dr. F. Patrick Smith......        --             --%          --          --             --    --
Mr. James E. Condon.......        --             --%          --          --             --    --
Mr. Edward Goldberg.......        --             --%          --          --             --    --

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                  NUMBER OF
                                                                  SECURITIES     VALUE ($000)
                                                                  UNDERLYING    OF UNEXERCISED
                                                                 UNEXERCISED    IN-THE-MONEY
                                                                 OPTIONS/SARS    OPTIONS/SARS
                                                                  AT FY-END       AT FY-END
                             SHARES ACQUIRED                     EXERCISABLE/    EXERCISABLE/
           NAME                ON EXERCISE     VALUE REALIZED   UNEXERCISABLE    UNEXERCISABLE
--------------------------   ---------------   --------------   -------------   --------------
Dr. F. Patrick Smith......           --              --               --             --/--
Mr. James E. Condon.......           --              --               --             --/--
Mr. Edward Goldberg.......           --              --               --             --/--

EMPLOYMENT AGREEMENTS

     In May 2005, Dr. Smith entered into amended and restated employment agreement. The two year agreement provides for a $4,000,000 annual salary.

     The employment agreement provides that the executive may be terminated for cause or upon death or disability. Dr. Smith is entitled to severance benefits if he is terminated. The employment agreement also contain certain non-compete provisions.

COMPENSATION COMMITTEE

     The board of directors maintains a two-member compensation committee comprised of Dr. Smith, and Mr. Cronin. The compensation committee's duties include the annual review and approval of the compensation for our Chief Executive Officer, as well as the administration of our stock incentive plan. No member of the compensation committee is allowed to vote on issues pertaining to that member's compensation (including option grants). The board may also delegate additional duties to the compensation committee in the future.

     Changes in Mr. Condon's compensation are subject to approval by Mr. Cronin. Compensation levels and bonus awards for all other employees are controlled by Dr. Smith.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Tekni-Plex Partners LLC holds approximately 96.3% and MST/TP Partners LLC holds approximately 3.6% of Tekni-Plex's outstanding common stock.

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

     Audit and audit-related fees billed or expected to be billed to us by BDO Seidman, LLP for the audit of the financial statements included in our Annual Report on Form 10-K and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended July 1, 2005 and July 2, 2004 totaled approximately $882,000 and $200,000 and $780,000 and $65,000,
respectively. Audit related fees include reviews of offerings, SEC comment letters, and employee benefit plan audits.

     Tax preparation, review, and advisory services billed or expected to be billed to us by BDO for the fiscal years ended July 1, 2005 and July 2, 2004 totaled approximately $477,000 and $411,000, respectively.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements and Schedules

       The financial statements listed in the Index to Financial Statements under Part II, Item 8 and the financial statement schedules listed under
       Exhibit 27 are filed as part of this annual report.

(a)(2) Financial Statement Schedule--Schedule II--Valuation and Qualifying Accounts

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

Dated: November 2, 2005

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


                                        By: /s/ JAMES E. CONDON
                                            ------------------------------------
                                            James E. Condon
                                            Chief Financial Officer

Dated: November 2, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on November 2, 2005.

         SIGNATURE                                 TITLE
---------------------------   --------------------------------------------------


/s/ F. PATRICK SMITH          Chairman of the Board and Chief Executive Officer
---------------------------
F. Patrick Smith


/s/ JAMES E. CONDON           Vice President and Secretary and Director
---------------------------
      James E. Condon


/s/ EDWARD GOLDBERG           Senior Vice President and Director
---------------------------
Edward Goldberg


/s/ JOHN S. GEER              Director
---------------------------
John S. Geer


/s/ J. ANDREW MCWETHY         Director
---------------------------
J. Andrew McWethy


/s/ MICHAEL F. CRONIN         Director
---------------------------
Michael F. Cronin

                                    Exhibit Index


Exhibit No.                          Description
-----------   -----------------------------------------------------------------
3.1           Amended and Restated Certificate of Incorporation of Tekni-Plex,
              Inc.******

3.2           Amended and Restated By-laws of Tekni-Plex, Inc.*

3.3           Certificate of Incorporation of PureTec Corporation.*

3.4           By-laws of PureTec Corporation*

3.5           Certificate of Incorporation of Tri-Seal Holdings, Inc.*

3.6           By-laws of Tri-Seal Holding, Inc.*

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

3.11 Certificate of Incorporation of Plastic Specialties and Technologies Investments, Inc.*

3.12          By-laws of Plastic Specialties and Technologies Investments, Inc.*

3.13          Certificate of Incorporation of Burlington Resins, Inc.*

3.14          By-laws of Burlington Resins, Inc.*

3.15          Certificate of Incorporation of TPI Acquisition Subsidiary, Inc.**

3.16          By-laws of TPI Acquisition Subsidiary, Inc.**

3.17          Certificate of Incorporation of Distributors Recycling, Inc.*

3.18          By-laws of Distributors Recycling, Inc.*

3.19          Certificate of Incorporation of TP-Elm Acquisition Subsidiary,
              Inc.**

3.20          By-laws of TP-Elm Acquisition Subsidiary, Inc.**

4.1 Indenture, dated as of June 21, 2000 among Tekni-Plex, Inc., the Guarantors listed therein and HSBC Bank USA, as Trustee.*

4.2 First Supplemental Indenture, dated as of May 6, 2002 among Tekni-Plex, Inc., TPI Acquisition Subsidiary, Inc. and HSBC Bank USA, as Trustee**

4.3 Second Supplemental Indenture, dated as of August 22, 2002 among Tekni-Plex, Inc., TP-Elm Acquisition Subsidiary, Inc. and HSBC Bank USA, as Trustee**

Exhibit No.                          Description
-----------   -----------------------------------------------------------------
4.4           Third Supplemental Indenture, dated as of April 25, 2005 among
              Tekni-Plex, Inc., the Guarantors listed therein and HSBC Bank USA,
              National Association, as Trustee*****

4.5 Purchase Agreement, dated as of November 12, 2003 among Tekni-Plex, Inc., the Guarantors listed therein, and Lehman Brothers Inc. and Citigroup Global Markets Inc.***

4.6 Registration Right Agreement, dated as of November 21, 2003 among Tekni-Plex, Inc., the Guarantors listed therein, and Lehman Brothers Inc. and Citigroup Global Markets Inc.***

4.7 Indenture, dated as of November 21, 2003 among Tekni-Plex, Inc., the Guarantors listed therein and HSBC Bank USA, as Trustee.***

4.8 Purchase Agreement, dated as of June 7, 2005 among Tekni-Plex, Inc., the Guarantors listed therein, and Citigroup Global Markets Inc. and Lehman Brothers Inc.*******

4.9 Registration Right Agreement, dated as of June 10, 2005 among Tekni-Plex, Inc., the Guarantors listed therein, and Citigroup Global Markets Inc. and Lehman Brothers Inc.*******

4.10 Indenture, dated as of June 10, 2005 among Tekni-Plex, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as Trustee*****

10.1 Credit Agreement, dated as of June 21, 2000, among Tekni-Plex, Inc., the Guarantors party thereto, the Lenders party thereto, the LC Issuing Banks referred to therein and Morgan Guaranty Trust Company of New York.*

10.1.1        First Amendment to the Credit Agreement dated September 26,
              2001***

10.1.2        Second Amendment to the Credit Agreement dated November 1, 2001***

10.1.3        Third Amendment to the Credit Agreement dated September 22,
              2003***

10.2          Second Amended and Restated Employment Agreement dated May 13,
              2005****

10.3 Credit Agreement, dated as of June 10, 2005 among the Company, the lenders and issuers party thereto, Citicorp USA, Inc., as Administrative Agent and General Electric Capital Corporation, as Syndication Agent.*****

31.1 Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002********

31.2 Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002********

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002********

----------------------------

* Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-43800) filed on August 15, 2000.

** Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-98561) filed on August 22, 2002.

*** Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-111778) filed on January 8, 2004.

****     Filed previously as an Exhibit to our Form 8-K filed on May 19, 2005.

*****    Filed previously as an Exhibit to our Form 8-K filed on June 16, 2005.

****** Filed previously as an Exhibit to our Registration Statement on Form S-4/A (File No. 333-111778) filed on July 13, 2005.

******* Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-127404) filed on August 10, 2005.

******** Filed herewith.

                                TEKNI-PLEX, INC.

                                               CONSOLIDATED FINANCIAL STATEMENTS

                           YEARS ENDED JULY 1, 2005, JULY 2, 2004, JUNE 27, 2003

                                                                TEKNI-PLEX, INC.

                                                                        CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets
   Statements of operations
   Statements of stockholders' deficit
   Statements of cash flows
   Notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL
   SCHEDULE

SUPPLEMENTAL SCHEDULE:
   Valuation and qualifying accounts and reserves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its subsidiaries (the "Company") as of July 1, 2005 and July 2, 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended July 1, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its subsidiaries as of July 1, 2005 and July 2, 2004, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of July 2, 2004 and for each of the two years then ended have been restated as discussed in Note 1.

/s/ BDO Seidman, LLP
Woodbridge, New Jersey

October 24, 2005

                                                                TEKNI-PLEX, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 July 2, 2004
                                                                                                   Restated
                                                                                  July 1, 2005   (See Note 1)
                                                                                  ------------   ------------
ASSETS
CURRENT:
   Cash and cash equivalents                                                       $  18,584      $  29,735
   Accounts receivable, net of an allowance of $9,144 and $8,408 for possible
      losses and sales allowances                                                    138,383        138,109
   Inventories                                                                       129,617        149,788
   Prepaid expenses and other current assets                                           5,845          6,355
                                                                                   ---------      ---------
      TOTAL CURRENT ASSETS                                                           292,429        323,987
PROPERTY, PLANT AND EQUIPMENT, NET                                                   176,182        182,749
INTANGIBLE ASSETS, PRIMARILY GOODWILL, NET                                           204,642        207,278
DEFERRED FINANCING COSTS, NET OF ACCUMULATED AMORTIZATION OF $12,817 AND $9,122       16,677          9,652
DEFERRED INCOME TAXES                                                                     --         18,793
OTHER ASSETS                                                                           1,765          1,204
                                                                                   ---------      ---------
                                                                                   $ 691,695      $ 743,663
                                                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long term debt                                               $   1,082      $   2,121
   Accounts payable                                                                   48,060         54,312
   Accrued payroll and benefits                                                       12,185         10,945
   Accrued interest                                                                    6,385          6,763
   Accrued integration reserve                                                         2,109          2,444
   Accrued liabilities - other                                                        15,399         19,692
   Income taxes payable                                                                6,391          1,853
                                                                                   ---------      ---------
      TOTAL CURRENT LIABILITIES                                                       91,611         98,130
LONG-TERM DEBT, LESS CURRENT PORTION                                                 744,613        731,886
SERIES A REDEEMABLE PREFERRED STOCK, $.01 PAR VALUE,
   AUTHORIZED 82,500 SHARES, ISSUED 54,300                                            54,822             --
OTHER NON-CURRENT LIABILITIES                                                         13,976         18,701
                                                                                   ---------      ---------
      TOTAL LIABILITIES                                                              905,022        848,717
                                                                                   ---------      ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value, authorized 20,000 shares, issued 1,008 at
      July 1, 2005 and July 2, 2004                                                       --             --
   Additional paid-in capital                                                        188,018        210,518
   Accumulated other comprehensive loss                                              (10,294)        (6,000)
   Accumulated deficit                                                              (170,528)       (89,049)
   Less treasury stock at cost, 431 shares                                          (220,523)      (220,523)
                                                                                   ---------      ---------
      TOTAL STOCKHOLDERS' DEFICIT                                                   (213,327)      (105,054)
                                                                                   ---------      ---------
                                                                                   $ 691,695      $ 743,663
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

                                                                TEKNI-PLEX, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (DOLLARS IN THOUSANDS)

                                                                       July 2, 2004   June 27, 2003
                                                                         Restated        Restated
                     Years ended                         July 1 2005   (See Note 1)   (See Note 1)
------------------------------------------------------   -----------   ------------   -------------
NET SALES                                                 $695,524       $635,642       $610,663
COST OF SALES                                              600,170        530,372        459,981
                                                          --------       --------       --------
      GROSS PROFIT                                          95,354        105,270        150,682
OPERATING EXPENSES:
   Selling, general and administrative                      60,690         69,159         61,600
   Integration expenses                                     10,478          7,775         11,164
                                                          --------       --------       --------
      INCOME FROM OPERATIONS                                24,186         28,336         77,918
OTHER (INCOME) EXPENSES:
   Interest, net                                            89,899         84,451         71,266
   Unrealized loss (gain) on derivative contracts           (8,287)       (10,654)         1,997
   Other                                                    (2,194)           605           (531)
                                                          ---------      --------       --------
      INCOME (LOSS) BEFORE PROVISION  FOR INCOME TAXES     (55,232)       (46,066)         5,186
PROVISION FOR INCOME TAXES                                  26,247         11,121          2,306
                                                          --------       --------       --------
NET INCOME (LOSS)                                         $(81,479)      $(57,187)      $  2,880
                                                          =========      ========       ========

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                          (DOLLARS IN THOUSANDS)

                                                                           Accumulated
                                                             Additional       Other
                                                               Paid-In    Comprehensive   Accumulated    Treasury
                                              Common stock     Capital        Loss          Deficit       Stock        Total
                                              ------------   ----------   -------------   -----------   ---------   ---------
Balance, June 28, 2002
   (as originally reported)                      $  --        $ 170,176     $ (6,805)       $ (33,959)  $(220,523)  $ (91,111)
Restatement for inventory
   errors (See note 1)                              --               --           --             (783)         --        (783)
                                                   ---         --------     --------        ---------   ---------   ---------
Balance, June 28, 2002,
   restated                                         --          170,176       (6,805)         (34,742)   (220,523)    (91,894)
Net income, restated                                --               --           --            2,880          --       2,880
Foreign currency translation                        --               --        6,320               --          --       6,320
Unrealized loss on pension plan,
   net of tax                                       --               --       (1,252)              --          --      (1,252)
                                                                                                                    ---------
Comprehensive income                                --               --           --               --          --       7,948
Capital contributions                               --           17,842           --               --          --      17,842
                                                   ---         --------     --------        ---------   ---------   ---------
BALANCE, JUNE 27, 2003                              --          188,018       (1,737)         (31,862)   (220,523)    (66,104)
Net loss, restated                                  --               --           --          (57,187)         --     (57,187)
Foreign currency translation                        --               --         (771)              --          --        (771)
Unrealized loss on pension plan,                    --               --       (3,492)              --          --      (3,492)
    net of tax
                                                                                                                    ---------
   Comprehensive (loss)                             --               --           --               --          --     (61,450)
Capital Contributions                               --           22,500           --               --          --      22,500
                                                   ---         --------     --------        ---------   ---------   ---------
BALANCE, JULY 2, 2004                               --          210,518       (6,000)         (89,049)   (220,523)   (105,054)
Net loss                                            --               --           --          (81,479)         --     (81,479)
Foreign currency translation                        --               --           (4)              --          --          (4)
Unrealized loss on pension plan, net of tax         --               --       (4,290)              --          --      (4,290)
                                                                                                                    ---------
   Comprehensive loss                               --               --           --               --          --     (85,773)
Exchange of Capital for Series A redeemable
   preferred stock (see Note 7E)                    --          (22,500)          --               --          --     (22,500)
                                                   ---         --------     --------        ---------   ---------   ---------
BALANCE, JULY 1, 2005                            $  --        $ 188,018     $(10,294)       $(170,528)  $(220,523)  $(213,327)
                                                 =====        =========     ========        =========   =========   =========

                    See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (DOLLARS IN THOUSANDS)

                                                                                 July 2, 2004   June 27, 2003
                          Years ended                                              Restated       Restated
                                                                  July 1, 2005   (See Note 1)   (See Note 1)
---------------------------------------------------------------   ------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $(81,479)     $ (57,187)      $  2,880
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                    25,857         25,377         24,615
      Amortization                                                     6,796          6,927          3,727
      Goodwill impairment                                                 --         10,000             --
      Unrealized (gain) loss on derivative contracts                  (8,287)       (10,654)         1,997
      Provision for bad debts                                          1,970          2,316          2,350
      Deferred income taxes                                           21,247          7,290         (2,547)
      Loss on sale of assets                                              --            177             --
      Changes in assets and liabilities, net of acquisitions:
         Accounts receivable                                          (2,328)        (4,806)         4,388
         Inventories                                                  20,601         10,031        (39,862)
         Prepaid expenses and other current assets                       960            129           (567)
         Other assets                                                   (561)            76           (202)
         Accounts payable and other current liabilities               (6,491)         2,600         13,630
         Income taxes payable                                          4,538         (2,318)         4,625
         Other liabilities                                            (7,284)         2,678             (5)
                                                                    --------      ---------       --------
            NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (24,461)        (7,364)        15,029
                                                                    --------      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions                                                          (93)        (5,780)       (16,762)
   Capital expenditures                                              (18,246)       (29,472)       (32,232)
   Cash proceeds from sale of assets                                      --          1,346             --
   Additions to intangibles                                             (661)          (220)        (1,000)
                                                                    --------      ---------       --------
            NET CASH USED IN INVESTING ACTIVITIES                    (19,000)       (34,126)       (49,994)
                                                                    --------      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                  (64,000)       (15,000)        45,000
   Proceeds from long-term debt                                      146,318        267,438          1,116
   Proceeds from issue of Series A redeemable preferred stock         32,322             --             --
   Repayments of long-term debt                                      (71,648)      (248,658)        (9,755)
   Proceeds from capital contributions                                    --         22,500         17,842
   Debt financing costs                                              (10,720)        (2,767)            --
                                                                    --------      ---------       --------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                 32,272         23,513         54,203
                                                                    --------      ---------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   38           (350)           625
                                                                    --------      ---------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (11,151)       (18,327)        19,863
CASH, BEGINNING OF YEAR AND CASH EQUIVALENTS                          29,735         48,062         28,199
                                                                    --------      ---------       --------
CASH, END OF YEAR AND CASH EQUIVALENTS                              $ 18,584      $  29,735       $ 48,062
                                                                    ========      =========       ========

                                                                                         --             --

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

                                 Restatement

                                 The Company identified a $6.8 million
                                 overstatement of inventory at its American
                                 Gasket and Rubber Division. The Company
                                 restated the interim periods in fiscal 2005
                                 (See Note 16) and its consolidated financial statements as of July 2, 2004 and for each of the two previous years then ended. The effect of these adjustments on the financial statements of the Company are summarized below.
                                 The tax effect of these adjustments has not been reflected as the amount would be either immaterial or would have been offset by an increase in the deferred tax valuation reserve.

                                 The following table sets forth selected line items from the Company's historical consolidated statements of operations that are affected by the restatement on a restated basis and as previously reported.

                             Year-end July 2, 2004         Year-end June 27, 2003       Year-end June 28, 2002
                          As restated    As reported      As restated   As reported    As restated    As reported

Cost of Sales..........   $530,372      $527,646        $459,981       $459,471       $430,920        $430,457
Net (Loss) income......   $(57,187)     $(54,461)       $  2,880       $  3,390       $ (7,050)       $ (6,587)


                                 The following table sets forth selected line items from the Company's historical consolidated balance sheets that are affected by the restatement on a restated basis and as previously reported.

                            Year-end July 2, 2004         Year-end June 27, 2003       Year-end June 28, 2002
                         As restated    As reported      As restated   As reported    As restated    As reported
Inventory.............. $149,788      $153,807         $160,040       $161,333        $116,849      $117,632
Accumulated deficit.... $(89,049)     $(85,030)        $(31,862)      $(30,569)       $(34,742)     $(33,959)
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

                                 Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for possible losses. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for possible losses as of July 1, 2005 is adequate. However, actual write-offs might exceed the recorded allowance.

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

                                 Intangible Assets (other than goodwill)

                                 The cost of acquiring certain patents,
                                 trademarks, and customer lists is amortized over their estimated useful lives.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                 Deferred Financing Costs

                                 The Company amortizes the deferred financing costs incurred in connection with the Company's borrowings over the life of the related indebtedness (4-10 years).

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

                                 Revenue Recognition

                                 The Company recognizes revenue when title and risk of loss has transferred to the customer which is when goods are shipped to customers.
                                 The Company provides for returned goods and volume rebates on an estimated basis based upon agreements and past experience.

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

                                 Fiscal Year-End

                                 The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The years ended June 27, 2003 and July 1, 2005 each contained 52 weeks, and July 2, 2004 contained
                                 53 weeks.

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

                                 Long-Lived Assets

                                 Long-lived assets, excluding goodwill, are evaluated each fiscal year-end for impairment or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value which would be determined based on the net present value of estimated future cash flows. No impairment losses have been recorded through July 1, 2005.

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

          Years ended                July 1, 2005   July 2, 2004   June 27, 2003
                                                      Restated       Restated
-------------------------------      ------------   ------------   -------------
Net income (loss):
   As reported                         $(81,222)      $(57,187)       $2,880
   Adjustment for fair value of
      stock options,                   $    (12)      $    (88)       $ (124)
                                       --------       --------        ------
   Pro forma                           $(81,234)      $(57,275)       $2,756
                                       ========       ========        ======

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

                                 In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting under SFAS 133. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized gain or loss from derivative instruments in the Consolidated
                                 Statements of Operations. These are the only derivative instruments held by Tekni-Plex as of July 1, 2005. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

                                 In June 2000, Tekni-Plex had $344,000 of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June
                                 2006 through June 2008, have been repaid.
                                 Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on a 3 month dollar LIBOR on an aggregate of $344,000 amount of indebtedness. The amortization schedule on the term loans was the same as the amortization schedule on the swaps. As of July
                                 1, 2005 the notional amount of the swaps is $290,000.

                                 Portfolio theory and empirical evidence
                                 suggested that the change in value of a basket of LIBOR benchmarks would be less volatile than the change in value of a single benchmark.
                                 Since 2000, this has generally been our
                                 experience.

                                 In conjunction with its swap contracts
                                 Tekni-Plex also purchased an interest rate cap.
                                 Tekni-Plex believes the reduced volatility created by the interest rate swaps made the interest rate cap less expensive.

                                 The aggregate fair market value of these interest rate swap and cap contracts was $(4,779), $(13,065) and $(23,719) on July 1,
                                 2005, July 2, 2004 and June 27, 2003,
                                 respectively, and is included in other
                                 liabilities on the Consolidated Balance Sheet.
                                 For the years ended July 1, 2005, July 2, 2004 and June 27, 2003, Tekni-Plex incurred realized gain (losses) of $8,287, $10,654, and $(8,677), respectively, which have been reflected in interest expense.

                                 Goodwill and Business Combinations

                                 On June 29, 2002 the Company adopted SFAS 142 which requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. This test was performed every year as of our fiscal year-end. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                 The Company completed its year-end analysis of goodwill in accordance with SFAS 142 and has concluded that there is no impairment charge for the year ended July 1, 2005. An impairment charge of $10.0 million was required for the year ended July 2, 2004. The impaired goodwill resulted from the recent losses of our Specialty Resin operations of our Other
                                 Segment.

                                 New Accounting Pronouncements

                                 In December 2004, the Financial Accounting
                                 Standards Board ("FASB") issued Statement of
                                 Financial Accounting Standards ("SFAS") No.
                                 153, "Exchanges of Nonmonetary Assets," which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will become effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on the Company's financial statements.

                                 In December 2004, the FASB issued SFAS No. 123
                                 (R), "Share-Based Payment," which established standards for transactions in which an entity exchanges its equity instruments for goods and services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowed under APB Opinion No.
                                 25. SFAS No 123 (R) will be effective for fiscal years beginning after June 15, 2005. The statement does not require restatement of previously issued statements and can be applied on a prospective basis. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements and believes its impact to be minimal.

                                 In November 2004, the FASB issued SFAS No. 151,
                                 "Inventory Costs, an amendment of ARB No. 43,
                                 Chapter 4." This Statement amends the guidance in

                                 ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), requiring that those items be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.
                                 The provisions of this statement are effective for fiscal years beginning after June 15, 2005, with early application permitted. The Company is in the process of evaluating the impact the adoption of this statement will have on its financial statements.

                                 In May 2005, the FASB issued SFAS No. 154,
                                 "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No.
                                 3." This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle, in the absence of explicit transition requirements specific to the newly adopted accounting principle. This
                                 Statement also provides guidance for
                                 determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.
                                 This Statement is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS No. 154 will have a material impact on the Company's financial statements or results of operations.

                                 In March 2005, the FASB issued FASB
                                 Interpretation ("FIN") No. 47,"Accounting for
                                 Conditional Asset Retirement Obligations." FIN
                                 No. 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN No.
                                 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe the adoption of FIN No. 47 will have a material impact on the Company's financial statements or results of operations.

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
Assets:
Inventory                                   $  303
Plant property and equipment                 1,044
Customer list and covenant not to compete    4,433
                                            ------
Total Assets                                 5,780
Liabilities                                     --
                                            ------
Net Investment                              $5,780
                                            ======


                                 In July 2002, the Company acquired
                                 substantially all the net assets of Elm
                                 Packaging Company ("ELM") for $16,762. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The financial results of Elm are included in the Packaging segment. The acquisition was recorded under the purchase method. In connection with the acquisition, the Company incurred an integration reserve of $4.5 million. The components of the Integration reserve and activity through July 1, 2005 was as follows:

                                                          Costs                    Costs                       Costs     Balance
                                            Balance    charged to    Balance    charged to      Balance     charged to   July 1,
                                           July 2002     reserve    July 2003     reserve    July 2, 2004     reserve     2005
                                           ---------   ----------   ---------   ----------   ------------   ----------   -------
Reduction in personnel and related costs     $1,000       1,000       $   --      $   --        $   --          $--       $   --
Legal and environmental liability            $3,500       1,000        2,500       1,337         1,163           19        1,144
                                             ------      ------       ------      ------        ------          ---       ------
                                             $4,500      $2,000       $2,500      $1,337        $1,163          $19       $1,144
                                             ======      ======       ======      ======        =======         ===       ======

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

                                 In connection with the acquisition, the Company incurred an integration reserve of $10 million.
                                 The components of the Integration reserve and activity through July 1, 2005 was as follows:

                                              Costs               Cost                           Costs             Costs
                                             charged  Balance   charged                Balance  charged  Balance  charged  Balance
                                    October     to    June 28,     to    Adjustments  June 27,     to    July 2,    to     July 1,
                                      2001   Reserve    2002    Reserve   to Reserve    2003    Reserve    2004   Reserve    2005
                                    -------  -------  --------  -------  -----------  --------  -------  -------  -------  -------
Cost to close duplicate facilities  $ 3,500   $1,340   $2,160    $  101   $(2,059)     $   --    $   --   $   --    $ --     $ --
Reduction in personnel and related
   costs                              2,100      718    1,382        --    (1,382)         --        --       --      --       --
Legal and environmental               1,275       40    1,235     1,360     2,625       2,500     1,219    1,281     316      965
Manufacturing reconfiguration         1,455      175    1,280        --    (1,280)         --        --       --      --       --
Other                                 1,670      972      698       794        96          --        --       --      --       --
                                    -------   ------   ------    ------   -------      ------    ------   ------    ----     ----
                                    $10,000   $3,245   $6,755    $2,255   $(2,000)*    $2,500    $1,219   $1,281    $316     $965
                                    =======   ======   ======    ======   =======      ======    ======   ======    ====     ====

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)


4. INVENTORIES                   Inventories are summarized as follows:

                  July 1, 2005   July 2, 2004
                                  (restated)
                  ------------   ------------
Raw materials       $ 53,450       $ 57,012
Work-in-process       12,466         12,668
Finished goods        63,701         80,108
                    --------       --------
                    $129,617       $149,788
                    ========       ========

5. PROPERTY, PLANT AND
   EQUIPMENT                     Property, plant and equipment consists of the
                                 following:

                                                                Estimated
                                July 1, 2005   July 2, 2004   useful lives
                                ------------   ------------   ------------
Land                              $ 15,870       $ 15,663
Building and improvements           59,258         57,097     25-40 years
Machinery and equipment            238,929        221,552     5 - 10 years
Furniture and fixtures               9,482          9,581     5 - 10 years
Construction in progress            18,048         20,660
                                  --------       --------
                                   341,587        324,553
Less accumulated depreciation      165,405        141,804
                                  --------       --------
                                  $176,182       $182,749
                                  ========       ========

6. INTANGIBLE ASSETS             Intangible assets consist of the following:

                                          July 1, 2005   July 2, 2004
                                          ------------   ------------
Goodwill                                    $198,532       $198,532
Customer list and non-compete agreement        8,756          9,680
Patents                                        2,297          1,966
                                            --------       --------
                                             209,585        210,178
Less accumulated amortization                  4,943          2,900
                                            --------       --------
                                            $204,642       $207,278
                                            ========       ========

                                 Amortization of customer list and non-compete agreement will be $1,685 annually through the first quarter of 2007. Patents will be amortized $439 annually. Amortization is expected to continue at this amount until 2010 when it will begin to decline. Accumulated amortization for customer list and Patents at July 1, 2005 and July 2,
                                 2004 were $3,829, $1,114 and $2,144, and $756,
                                 respectively. During the Company's SFAS 142 impairment tests, it was noted that $10,000 of goodwill related to the Specialty Resin operation of our Other Segment was impaired due to this unit's recent performance. This amount was written off as of July 2, 2004.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

7. LONG-TERM DEBT                Long-term debt consists of the following:

                                                                                     July 1, 2005   July 2, 2004
                                                                                     ------------   ------------
Senior Debt (A):
   Revolving line of credit                                                            $ 12,000       $ 76,000
   Term notes                                                                                --         71,263
Senior Subordinated Notes issued June 21, 2000 at 12-3/4%, due June 15, 2010 (less
   unamortized discount of $1,883 and $2,260) (B).                                      273,117        272,740
Senior Subordinated Notes issued May 2002 at 12-3/4%, due June 15, 2010 (less
   unamortized premium of $362 and $437 (B).                                             40,362         40,437
Senior Secured Notes issued November 21, 2003 at 8-3/4 %, due November 15, 2013
   (less unamortized discount of $6,365 and $7,121) (C).                                268,635        267,879
Senior Secured Notes issued June 10, 2005 at 10.875% due August 15, 2012 (less
   unamortized discount of $3,375) (D).                                                 146,625             --
Series A Redeemable Preferred Stock (E).                                                 54,822             --
Other, primarily foreign term loans, with interest rates ranging from 4.44% to
   5.44% and maturities from 2005 to 2010.                                                4,956          5,688
                                                                                       --------       --------
                                                                                        800,517        734,007
Less: Current maturities                                                                  1,082          2,121
                                                                                       --------       --------
                                                                                       $799,435       $731,886
                                                                                       ========       ========

     Subsequent to year-end, Tekni-Plex raised an additional $5.4 million from the issuance of preferred stock.

     The late filing of our 10-K has caused us to be in violation of certain covenants in our debt agreements. These violations, which have either been waived or the applicable grace periods have not yet expired, have been remedied by virtue of this filing.

(A) SENIOR DEBT

     In June 2005, we entered into a new asset based facility with Citicorp USA, Inc., as administrative agent, and the other agents and lenders named therein. Our new asset based facility consists of a four-year, asset-based revolving credit facility in the maximum amount of $65,000. Availability under the asset based facility equals (i) the lesser of (A) the borrowing base (as defined in the new asset based facility) and (B) the then effective commitments under the new asset based facility minus (ii) such availability reserves as the administrative agent, in its sole discretion, deems appropriate.

     The asset based facility includes a $25,000 letter of credit sub facility. Amounts borrowed under our new asset based facility will be used for general corporate and working capital purposes. The commitments under our asset based facility will terminate on the fourth anniversary of the closing date, at which time all loans outstanding under the new asset based facility will become due and payable.

     Loans under the asset based facility are guaranteed by each of our domestic subsidiaries. Loans under the new asset based facility are secured on a first priority basis by all of our domestic subsidiaries' asset based facility.

     Loans under our asset based facility bear interest by reference to a base rate or a reserve adjusted Eurodollar rate, at our option, in each case, plus an applicable margin, as each such term is defined in the new asset based facility.

     In addition, the asset based facility includes a provision permitting, at our option, an increase in the aggregate amount of the new asset based facility by up to an additional $60,000, subject to certain conditions.

     The asset based facility imposes certain restrictions on us and our subsidiaries. As part of these covenants, we are restricted or limited in our ability to, among other things:

     - incur and voluntarily prepay certain of our and our subsidiaries' debt;

     -    grant liens on our and our subsidiaries' assets;

     - undertake certain mergers, consolidations and sales / purchases of assets;

     - pay certain dividends or distributions and redeem, purchase, retire or make other acquisitions of our equity interests;

     -    make certain investments and acquisitions;

     -    transact with our affiliates; and

     -    make capital expenditures.

     The new asset based facility provides that certain events will constitute events of default under the new asset based facility. These events include, among other things;

     - our failure to pay when due amounts owed under the new asset based facility;

     - our or our subsidiaries' failure to observe or perform the covenants set forth in the new asset based facility;

     - the inaccuracy of the representations and warranties set forth in the new asset based facility;

     -    the imposition of certain judgments against us or our subsidiaries;

     - our or our subsidiaries' failure to pay certain other of our or our subsidiaries' debt;

     -    the acceleration of the maturity of material debt;

     - the occurrence of certain bankruptcy or insolvency proceedings or events;

     - the invalidity or unenforceability of any lien or guarantee securing our obligations under the new asset based facility; and

     -    the occurrence of a change of control.

(B) SENIOR SUBORDINATED NOTES

     In June 2000 and May 2002, we respectively issued $275.0 million and $40.0 million aggregate principal amount of the 12 3/4 % senior subordinated notes due June 15, 2010. These notes are our senior subordinated unsecured obligations and are guaranteed by each of our existing and future domestic restricted subsidiaries with assets or stockholders' equity in excess $25,000. The senior subordinated notes bear interest at an annual rate of 12 3/4 %, payable semiannually on each June 15 and December 15.

     The senior subordinated notes are subject to redemption, in whole or in part, at our option, at any time on or after June 15, 2005 at the redemption prices described below if redeemed during the twelve month period commencing June 15 in the years set forth below:

PERIOD                                                          REDEMPTION PRICE
------                                                          ----------------
2005.........................................................       106.375%
2006.........................................................       104.250%
2007.........................................................       102.125%
2008 and thereafter..........................................       100.000%

     Holders of the senior subordinated notes have the option of requiring us to repurchase their notes in cash upon a change of control at a repurchase price equal to 101% of the principal amount of the notes plus accrued interest, if any, to the date of the repurchase.

     The indenture governing the senior subordinated notes restricts our ability and the ability of our restricted subsidiaries to:

     -    incur additional indebtedness and issue preferred stock;

     -    pay dividends or make other distributions;

     -    create liens;

     - incur restrictions on the ability of our restricted subsidiaries to pay dividends or other payments to us;

     -    sell assets;

     -    merge or consolidate with other entities;

     -    enter into transactions with affiliates;

     -    issue capital stock of restricted subsidiaries; and

     -    effect acquisitions.

     However, these limitations are subject to a variety of exceptions and qualifications.

     The senior subordinated notes include customary events of default, including failure to pay principal and interest on the notes, a failure to comply with covenants, a failure by us or our subsidiaries to pay material judgments or indebtedness and bankruptcy and insolvency events with respect to us and our material subsidiaries.

     In April, 2005, we received the consents required to amend certain covenants in the indenture governing our senior subordinated notes including our debt incurrence covenant. The amendments allow us, among other things, to incur incremental debt, not to exceed $90.0 million at any one time outstanding, in ratio of 1.5:1.0 for every dollar of equity received after April 1, 2005. Since that date, we have raised $37.2 million of additional equity through the issuance of our Series A redeemable preferred stock.

(C) SENIOR SECURED NOTES DUE 2013

     We issued $275,000 senior secured notes on November 21, 2003. Interest on those senior secured notes accrues at the rate of 8 3/4 % per annum and are payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2004. The 2013 Notes will mature on November 15, 2013.

     We may redeem all or part of those senior secured notes on or after November 15, 2008. Prior to November 15, 2006, we may redeem up to 35% of the aggregate principal amount of the senior secured notes at a premium of 8.75% with the proceeds of certain equity offerings.

     The senior secured notes are secured by second priority liens on the collateral securing our existing credit facility. The collateral includes, but is not limited to, the following property of us and the guarantors party to the indenture:

     - all of the stock and equity interests of certain of our domestic subsidiaries and 65% of the capital stock and equity interests of certain of the our foreign subsidiaries;

     - all accounts, inventory, general intangibles, equipment and insurance policies;

     -    all documents of title covering, evidencing or representing goods;

     -    all instruments and chattel paper;

     -    commercial tort claims;

     -    certain Company-owned real property;

     -    rights under certain railcar leases;

     -    patents, trademarks, copyrights and other intellectual property;

     -    all letter of credit rights;

     -    all supporting obligations;

     -    certain deposit accounts; and

     - all proceeds of, and all other profits, products, rents or receipts, arising from the collection, sale, lease, exchange, assignment, licensing or other disposition or realization upon the collateral described in (1) through (11) above.

     Pursuant to a registration rights agreement that we and our subsidiary guarantors entered into in connection with our existing senior secured notes, we and our subsidiary guarantors agreed to file a registration agreement with the SEC relating to an offer to exchange or register the senior secured notes and guarantees for publicly tradable notes and guarantees having substantially identical terms. We and the guarantors also agreed to use all commercially reasonable efforts to cause the registration statement to be declared effective by the SEC on or prior to the date specified in the registration rights agreement. We have not been able to cause the registration statement to be declared effective by the SEC on or prior to the date specified in the registration rights agreement, as a result, we have been paying liquidated damages in an amount equal to 1.0% of the principal amount of the senior secured notes per annum to holders of the existing senior secured notes as required by the registration rights agreement.

(D) SENIOR SECURED NOTES DUE 2012

     We issued $150,000 senior secured notes on June 7, 2005. Interest on those senior secured notes accrues at the rate of 10 7/8% per annum and are payable semi-annually in arrears on August 15 and February 15 of each year, beginning February 15, 2006. The 2013 Notes will mature on August 15, 2012. The proceeds were used primarily to refinance existing bank debt.

     We may redeem all or part of those senior secured notes on or after August 15, 2009. Prior to August 15, 2008, we may redeem up to 35% of the aggregate principal amount of the senior secured notes with the proceeds of certain equity offerings.

     The senior secured notes are secured by second priority liens on the collateral securing our existing credit facility. The collateral includes, but is not limited to, the following property of us and the guarantors party to the indenture:

     - all of the stock and equity interests of certain of our domestic subsidiaries and 65% of the capital stock and equity interests of certain of the our foreign subsidiaries;

     - all accounts, inventory, general intangibles, equipment and insurance policies;

     -    all documents of title covering, evidencing or representing goods;

     -    all instruments and chattel paper;

     -    commercial tort claims;

     -    certain Company-owned real property;

     -    rights under certain railcar leases;

     -    patents, trademarks, copyrights and other intellectual property;

     -    all letter of credit rights;

     -    all supporting obligations;

     -    certain deposit accounts; and

     - all proceeds of, and all other profits, products, rents or receipts, arising from the collection, sale, lease, exchange, assignment, licensing or other disposition or realization upon the collateral described in (1) through (11) above.

(E) SERIES A REDEEMABLE PREFERRED STOCK

On May 13, 2005 we issued 31,800 shares of Series A redeemable Preferred Stock for $1 per share. In addition, we issued 22,500 shares to certain investors in consideration for capital contributions made in 2004. (In accordance with SFAS 150, the Series A preferred stock is being characterized as a liability. Dividends and accretion to maturity will be classified as interest expense.)

The following summary of certain provisions of our Series A Redeemable Preferred Stock does not purport to be complete and is subject to, and qualified in its entirety by, our Amended and Restated Certificate of Incorporation.

     Liquidation Event. Upon the occurrence of a sale of the Company or its subsidiaries, whether by merger, asset sale or change in equity control, or a liquidation of the Company, the Series A Preferred Stock shall be redeemed at an amount per share equal to (i) 115% of the purchase price of the Series A Preferred Stock prior to October 31, 2005, and (ii) three times the purchase price thereafter (such amount determined in (i) or (ii) hereinafter referred to as the "Liquidation Value").

     Mandatory Redemption. Upon the earlier of (i) February 15, 2014 or (ii) to the extent such redemption is permitted under the Company's new asset based facility, the payment in full of the Company's senior subordinated notes and existing senior secured notes, the Series A Redeemable Preferred Stock shall be redeemed in full in cash at the price equal to 115% of the purchase price of the Series A Preferred Stock prior to October 31, 2005 and three times the purchase price thereafter.

     Dividends. From and after Trigger Event, the Series A Preferred Stock shall be entitled to receive out of any assets legally available cumulative dividends at a rate of 12% per annum, compounded quarterly, on the original purchase price. The dividends shall begin to accrue on the Trigger Event and shall be paid quarterly in arrears. However, if the Company is prevented from paying such dividends in cash for certain reasons, the dividend will accumulate at the rate of 12% per annum, compounded quarterly.

     Trigger Event. A Trigger Event shall mean:

          (i) the failure of the Company to redeem any shares of the Series A Preferred Stock in cash when required to do so;

          (ii) the failure by the Company or Dr. Smith to perform or observe any other covenant in the Series A Preferred Stock Purchase Agreement or any ancillary documents that is continued for more than sixty
               (60) days and that reasonably expected to have a material adverse effect on the Company or the holders of the Series A Preferred Stock;

          (iii) any false or misleading representations or warranty by the Company in the Series A Preferred Stock Purchase Agreement that is reasonably expected to have a material adverse effect on the Company or the holders of the Series A Preferred Stock;

          (iv) the failure by the Company or any Significant Subsidiary (as defined in Rule 1-02(w) of Regulation S-X) to make payments when due (which failure is continued beyond the cure period contained in the documents governing such payments or which has not been waived by the Lender): (A) of the principal amount of any indebtedness or other security (whether at maturity, upon a scheduled amortization date or any other mandatory prepayment date) having an aggregate principal amount in Excess of $10 million; or (B) which failure results in the acceleration of indebtedness which aggregates in excess of $10 million;

          (v) the Company or any Significant Subsidiary pursuant to or within the meaning of Title 11 of the United States Code or any other Federal, state or foreign bankruptcy, insolvency or similar law ("Bankruptcy Law") (A) commences a voluntary case or proceeding,
               (B) consents to the entry of an order for relief against it in an involuntary case or proceeding, (C) consents to the appointment of a custodian of it or for all or substantially all of its property, (D) makes a general assignment for the benefit of its creditors, or (E) generally is not paying its debts as they become due;

          (v) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that (A) is for relief against the Company or any of its Significant Subsidiaries in an involuntary case, appoints a custodian of the Company or any of its Significant Subsidiaries or for all or substantially all of the property of the Company or any of its Significant Subsidiaries, or (C) orders the liquidation of the Company or any of its Significant Subsidiaries, and in each case, the order or decree remains unstayed and in effect for sixty (60) consecutive days;

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

          (vii) an unsatisfied judgment against the Company or any of its Significant Subsidiaries in excess of $10,000 which remains undischarged or unstayed (including stays pending appeal) for a period of 60 days;

          (viii) the failure of Dr. Smith to serve as Chief Executive Officer as a result of his death or disability or for any other reason except voluntary resignation if a replacement, acceptable to the holders of a majority of the Series A Preferred Stock in their sole and absolute discretion, is not found within six months after such death or disability;

          (ix) the failure of Dr. Smith to serve as Chief Executive Officer as a result of a voluntary resignation of employment;

          (x)  April 30, 2007; or

          (xi) closing of an underwritten registered initial offering of the Company's equity any Liquidation Event or any repayment in full of the Notes, in each case upon which the Company does not redeem the Series A Preferred Stock in full in cash in an amount equal to the Liquidation Value.

     Voting Rights. Holders of shares of Series A Preferred Stock will have no voting rights except as described below. In such case, each such holder shall be entitled to one vote for each share held.

     The board of directors of the Company consists of six directors, one of whom shall be elected by the holders of the Series A Preferred Stock. After the occurrence of certain Trigger Events (as defined in the Company's Amended and Restated Certificate of Incorporation) the Series A Preferred Stockholders shall have the right to increase the vote of the director elected by Series A Preferred Stockholders from one vote to six votes for all matters considered by the Company's board of directors.

     Protective Provisions. As long as shares of Series A Preferred Stock are issued and outstanding, without first obtaining the approval of the Series A Preferred Stockholders, the Company Shall not, and shall not permit its subsidiaries to, either directly or indirectly, through a merger, consolidation or otherwise:

     - Create, authorize or issue any securities of the Company or any significant subsidiary other than common stock or options to purchase common stock not to exceed 45.75206 shares of common stock and (ii) certain refinancing securities as defined in the Amended and Restated

          Certificate of Incorporation;

     - Amend the Amended and Restated Certificate of Incorporation or the by-laws of the Company;

     - Except where the proceeds are used to redeem the Series A Preferred Stock, consummate any sale of the Company or any significant subsidiary or sale of substantially all of the assets of the Company or any significant subsidiary;

     -    Liquidate or dissolve the Company or any significant subsidiary;

     - Declare or pay any dividend or other distribution of the Company or its significant subsidiaries' securities or redeem or repurchase any securities of the Company or any significant subsidiaries other than Series A Preferred Stock;

     - Increase or decrease the authorized number of directors of the Company;

     - Enter into any related party transactions in excess of $1,000 in the aggregate;

     - Incur any indebtedness other than indebtedness the terms of which do not prohibit the Redemption of the Series A Preferred Stock in full in cash on February 15, 2014;

     - Amend the Company's agreements relating to indebtedness that would prohibit the redemption of the Series A Preferred Stock in full in cash on February 15, 2014;

     - Hire or terminate the Chief Executive Officer, the Chief Financial Officer or the Chief Operating Officer or making any modifications to their compensation arrangements; or

     - Report a distribution on the Series A Preferred Stock for tax purposes except to the extent such Distribution is paid in cash or to the extent that the Company has received consent from the Representative chosen by a majority of the Series A Preferred Stockholder, which consent shall not be unreasonably withheld.

                                 Scheduled principal payments on debt over the next five years and thereafter are as follows:

                                       2006   $ 1,082
                                       2007       246
                                       2008       252
                                       2009    12,259
                                       2010   313,647
                                 Thereafter   473,031

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

8. INCOME TAXES                  The provision for income taxes is summarized as
                                 follows:

                                                  July 1,   July 2,   June 27,
                 Years ended                        2005      2004      2003
------------------------------------------------  -------   -------   --------
Current:
   Federal                                        $    --   $    --    $    --
   Foreign                                          4,652     3,781      4,504
   State and local                                    348        50        349
                                                  -------   -------    -------
                                                    5,000     3,831      4,853
                                                  -------   -------    -------
Deferred:
   Federal                                         21,530     7,000     (2,072)
   Foreign                                           (283)      290        (89)
   State and local                                     --        --       (386)
                                                  -------   -------    -------
                                                   21,247     7,290     (2,547)
                                                  -------   -------    -------
Provision (benefit) for income taxes              $26,247   $11,121    $ 2,306
                                                  =======   =======    =======

                                 The components of income (loss) before income taxes are as follows:

                                                 July 1,    July 2,   June 27,
                 Years ended                      2005       2004       2003
----------------------------------------------   -------   --------   --------
Domestic                                       $(66,900)   $(51,586)  $(5,918)
Foreign                                          11,668       8,246    11,614
                                               --------    --------   -------
                                               $(55,232)   $(43,340)  $ 5,696
                                               ========    ========   =======

                                 The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal statutory rates due to the following:

                                                                     July 1,   July 2,   June 27,
                       Years ended                                    2005      2004       2003
------------------------------------------------------------------   -------  --------   --------
Provision (benefit) for Federal income taxes at statutory rate     $(18,779)  $(14,736)   $1,937
State and local income taxes, net of Federal benefit                 (2,187)    (1,655)      (24)
Non-deductible goodwill impairment                                       --      3,400        --
Foreign tax rates in excess of Federal tax rate                         402      1,262       406
Increase in Valuation Allowance                                      47,459     23,319        --
Other, net                                                             (648)      (469)      (13)
                                                                   --------   --------    ------
Provision (benefit) for income taxes                               $ 26,247   $ 11,121    $2,306
                                                                   ========   ========    ======

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                 Significant components of the Company's
                                 deferred tax assets and liabilities are as follows:

                                                             July 1,    July 2,
                                                              2005       2004
                                                            --------   --------
Current deferred taxes:
   Allowance for doubtful accounts                          $  2,820   $  1,961
   Inventory                                                     764      2,103
   Net operating loss carryforwards                            2,216      1,009
   Accrued expenses                                            3,264      1,365
                                                            --------   --------
      Total current deferred tax assets                     $  9,064   $  6,438
                                                            --------   --------
Long-term deferred taxes:
   Net operating loss carryforwards                         $ 86,415   $ 54,400
   Accrued pension and post-retirement                         1,904      2,657
   Unrealized loss on derivative contracts                     1,816      4,965
   Unrealized loss of pension plan                             4,896      3,265
   Difference in book and tax basis of assets                   (609)      (609)
   Difference in depreciation                                (17,499)   (16,139)
   Goodwill - deductible for tax purposes                     (7,427)    (5,202)
   Other expenses                                                190        309
   Other foreign                                              (2,454)        --
                                                            --------   --------
      Total long-term net deferred tax assets                 67,232     43,646
                                                            --------   --------
      Total current and long term deferred tax assets         76,296     50,084
Valuation allowance                                          (78,750)   (31,291)
                                                            --------   --------
Total long-term net deferred tax assets/(liabilities)       $ (2,454)  $ 18,793
                                                            ========   ========

                                 Net Operating Losses

                                 The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss
                                 ("NOL") carryforwards of approximately
                                 $239,000. These NOL's expire at various dates from 2009 through 2025. Approximately $82,000 of the NOL's are as a result of the acquisition of PureTec in 1997 (the "PureTec NOL's"). The
                                 PureTec NOL's are subject to IRC Section 382 change of ownership annual limitation of approximately $5,600. As a result of this limitation the Company can utilize a maximum of $79,600 of PureTec NOL's.

                                 In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland.
                                 Through fiscal 2004 losses aggregated $597 which have no expiration date.

                                 During fiscal 2005, the Company believes that it is more likely than not that this deferred tax asset will not be realized and has recorded a full valuation allowance on these amounts.

                                 No provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings have been and will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

9. EMPLOYEE BENEFIT PLANS        (a)  Savings Plans

                                      i.  The Company maintains a discretionary
                                          401(k) plan covering all eligible
                                          employees (excluding Elm employees
                                          from July, 2004 to mid-December,
                                          2004) with at least one year of
                                          service. As of mid-December, 2004 the
                                          plan included all eligible ELM
                                          employees. Contributions to the plan
                                          are determined annually by the Board
                                          of Directors.

                                          The Company will determine matching
                                          contributions to the plan each year
                                          not to exceed 2% of the employee's
                                          eligible compensation. Contributions
                                          for the fiscal years ended July 1,
                                          2005, July 2, 2004 and June 27, 2003,
                                          amounted to $1,081, $1,043, $1,207,
                                          respectively.

                                      ii. The plan which was discontinued as of
                                          mid-December, 2004 covered all
                                          eligible Elm employees with at least
                                          sixty days of service and who have
                                          attained the age of twenty-one. The
                                          Company matched 50% of employee
                                          contributions up to 6% of the
                                          employee's eligible compensation.
                                          Contributions for the fiscal year
                                          ended July 1, 2005 and July 2, 2004
                                          amounted to $46 and $94.

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

                                          The components of net periodic pension
                                          costs are as follows:

                                                     Year ended   Year ended   Year ended
                                                       July 1,      July 2,     June 27,
                                                        2005         2004         2003
                                                     ----------   ----------   ----------
Service cost                                            $ 125        $ 127        $ 107
Interest cost on projected benefit obligation             434          421          420
Expected actual return on plan assets                    (469)        (443)        (451)
Amortization of unrecognized:
   Prior service cost                                      12           12           12
   Net loss                                               187          182          105
                                                        -----        -----        -----
Net pension cost                                        $ 289        $ 299        $ 193
                                                        =====        =====        =====

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                                    Year ended   Year ended
                                                      July 1,      July 2,
                                                       2005         2004
                                                    ----------   ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period     $7,114       $6,835
Service cost                                             126          127
Interest cost                                            434          421
Actuarial loss                                           988           71
Benefits paid                                           (375)        (340)
                                                      ------       ------
Projected benefit obligation, end of period           $8,287       $7,114
                                                      ======       ======
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period        $5,138       $5,013
Actual return on plan assets                             184          311
Company contributions                                    398          154
Benefits paid                                           (375)        (340)
                                                      ------       ------
Plan assets at fair value, end of period              $5,345       $5,138
                                                      ======       ======

                                 The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                  July 1, 2005   July 2, 2004
                                  ------------   ------------
Funded status of the plan            $(2,942)      $(1,976)
Unrecognized prior service cost           76            87
Unrecognized net loss                  3,402         2,316
                                     -------       -------
Prepaid pension cost                 $   536       $   427
                                     =======       =======

                                           The expected long-term rate of return
                                           on plan assets was 9% for the periods
                                           presented and the discount rates were
                                           5.00% and 6.25% at July 1, 2005 and
                                           July 2, 2004.

                                           The Company recorded an unrecognized
                                           pension liability of $3,402 and
                                           $2,316 at July 1, 2005 and July 2,
                                           2004, respectively, as an accumulated
                                           other comprehensive loss adjustment
                                           to stockholders' equity. These
                                           amounts represent a portion of the
                                           unrecognized net actuarial loss for
                                           the years ending July 1, 2005 and
                                           July 2, 2004 as a result of an
                                           investment return less than the
                                           actuarial assumption.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                           The components of net periodic
                                           pension cost are as follows:

                                                Year ended   Year ended   Year ended
                                                  July 1,      July 2,     June 27,
                                                   2005         2004         2003
                                                ----------   ----------   ----------
Service cost                                      $  --        $  --        $  --
Interest cost on projected benefit obligation       800          792          790
Expected actual return on plan assets              (848)        (816)        (839)
Amortization of unrecognized Net loss               249          280          178
                                                  -----        -----        -----
Net pension cost                                  $ 201        $ 256        $ 129
                                                  =====        =====        =====

                                                    Year ended   Year ended
                                                      July 1,      July 2,
                                                       2005         2004
                                                    ----------   ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period    $13,210      $12,932
Interest cost                                            800          792
Actuarial loss                                         2,070          (32)
Benefits paid                                           (518)        (482)
                                                     -------      -------
Projected benefit obligation, end of period          $15,562      $13,210
                                                     =======      =======
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period       $ 9,660      $ 9,303
Actual return on plan assets                             314          839
Benefits paid                                           (518)        (482)
                                                     -------      -------
Plan assets at fair value, end of period             $ 9,456      $ 9,660
                                                     =======      =======

                                           The funded status of the Plan and
                                           amounts recorded in the Company's
                                           balance sheets are as follows:

                            July 1, 2005   July 2, 2004
                            ------------   ------------
Funded status of the plan     $(6,107)       $(3,551)
Unrecognized net loss           7,267          4,912
                              -------        -------
Prepaid pension cost          $ 1,160        $ 1,361
                              =======        =======

                                           The expected long-term rate of return
                                           on plan assets was 9% for the periods
                                           presented and the discount rate used
                                           to determine the benefit obligation
                                           was 5.00% and 6.25% at July 1, 2005
                                           and July 2, 2004.

                                           The Company recorded an unrecognized
                                           pension liability of $7,267 and
                                           $4,912 as of July 1, 2005 and July 2,
                                           2004, respectively, as an accumulated
                                           other comprehensive loss adjustment
                                           to stockholders' equity. These
                                           amounts represent a portion of the
                                           unrecognized net actuarial loss for
                                           the years ending July 1, 2005 and
                                           July 2, 2004 as a result of an
                                           investment return less than the
                                           actuarial assumption.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)


                                      The components of net periodic pension
                                      costs are as follows:

                                                Year ended   Year ended   Year ended
                                                  July 1,      July 2,     June 27,
                                                   2005         2004         2003
                                                ----------   ----------   ----------
Service cost                                       $  --        $  --       $  --
Interest cost on projected benefit obligation        245          251         261
Expected actual return on plan assets               (264)        (234)       (285)
Amortization of unrecognized net loss                 91          111          79
                                                   -----        -----       -----
Net pension cost                                   $  72        $ 128       $  55
                                                   =====        =====       =====

                                                    Year ended   Year ended
                                                      July 1,      July 2,
                                                       2005         2004
                                                    ----------   ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period     $3,952       $4,205
Interest cost                                            245          251
Actuarial loss (gain)                                    990         (126)
Benefits paid                                           (238)        (378)
                                                      ------       ------
Projected Benefit Obligation, end of period           $4,949       $3,952
                                                      ======       ======
CHANGE IN PLAN ASSETS
Plan assets at Fair Value, beginning of period        $3,380       $3,144
Actual return on plan assets                             314          271
Company contributions                                    220          343
Benefits paid                                           (237)        (378)
                                                      ------       ------
Plan assets at Fair Value, end of period              $3,677       $3,380
                                                      ======       ======

                                      The funded status of the Plan and amounts reconciled in the Company's balance sheets are as follows:

                            July 1, 2005   July 2, 2004
                            ------------   ------------
Funded status of the Plan     $(1,272)        $ (571)
Unrecognized net loss           2,216          1,367
                              -------         ------
Prepaid pension cost          $   944         $  796
                              =======         ======

                                      The expected long term rate of return on plan assets was 7.5% for the periods presented. The discount rate used to determine the benefit obligation was
                                      5.00% for the fiscal year ended July 1,
                                      2005 and 6.25% for the fiscal year ended
                                      July 2, 2004.

                                      The Company recorded an unrecognized
                                      pension liability of $2,216 and $1,367 as of July 1, 2005 and July 2, 2004, respectively, an accumulated other comprehensive loss and adjustment to stockholders equity. These amounts represent a portion of the unrecognized net loss for the years ending July 1, 2005 and July 2, 2004.

                                 (c)  Post-retirement Benefits

                                      In addition to providing pension benefits, the Company also sponsors the Burlington
                                      Retiree Welfare Plan, which provides
                                      certain healthcare benefits for retired
                                      employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age.
                                      Post retirement healthcare benefits paid for the

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                 years ended July 1, 2005, July 2, 2004 and June
                                 27, 2003 amounted to $369, $407 and $337,
                                 respectively, net of retiree contributions.

                                 Net periodic post-retirement benefit costs are as follows:

                                       Year ended     Year ended     Year ended
                                      July 1, 2005   July 2, 2004   June 27, 2003
                                      ------------   ------------   -------------
Service cost                              $139           $154           $ 82
Interest cost                              338            409            247
Prior service cost                         141            141             --
Net loss                                   103            246             91
                                          ----           ----           ----
   Net post-retirement benefit cost       $721           $950           $420
                                          ====           ====           ====

                                                     Year ended     Year ended
      CHANGE IN PROJECTED BENEFIT OBLIGATION        July 1, 2005   July 2, 2004
-------------------------------------------------   ------------   ------------
Projected benefit obligation, beginning of period      $5,588        $ 6,699
Service cost                                              139            154
Interest cost                                             339            409
Plan amendments                                          (787)             -
Actuarial loss (gain)                                     674         (1,267)
Benefits paid                                            (369)          (407)
                                                       ------        -------
Projected benefit obligation, end of period            $5,584        $ 5,588
                                                       ======        =======
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period         $   --        $    --
Company contributions                                     369            407
Benefits paid                                            (369)          (407)
                                                       ------        -------
Plan assets at fair value, end of period               $   --        $    --
                                                       ======        =======

                                 The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                Year ended     Year ended
                               July 1, 2005   July 2, 2004
                               ------------   ------------
Funded status of the plan        $(5,584)       $(5,588)
Unrecognized loss                  2,140          1,569
Unrecognized service cost            129          1,057
                                 -------        -------
Accrued post retirement cost     $(3,315)       $(2,962)
                                 =======        =======

                                 The accumulated post-retirement benefit
                                 obligation was determined using a 5.00% and 6.25% discount rate for the periods presented.
                                 The healthcare cost trend rate for medical benefits was changed from a flat 6.00% as of June 28, 2002 to a graded trend started at 12%
                                 for 2003 and decreasing 1% each year to 6.00%
                                 in 2009 and then to an ultimate rate of 5.00% for 2012 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $600 and $378 and increase the service and interest components by $37 and $47 at July 1, 2005 and July 2, 2004, respectively.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                 The Company's plan asset allocation at 2005 and 2004 and target allocations for 2006 are as follows:

                                 Percentage of       Target
                                  Plan Assets      Allocation
                                 -------------     ----------
         Security Type           2005    2004         2006
------------------------------   ----    ----      ----------
Guaranteed Investment Contract     6%      6%           5%
Equity Securities                 58%     57%          55%
Debt Securities                   36%     37%          40%
                                 ---     ---          ---
Total Plan Assets                100%    100%         100%
                                 ===     ===          ===

                                 The Company's investment policy is to invest in stock and balanced funds of mutual fund and insurance companies to preserve principal while at the same time establish a minimum rate of return of approximately 5%. No more than one-third of the total plan assets are placed in any one fund.

                                 The expected long-term rate-of-return-on-assets is 8.5%. This return is based upon the historical performance of the currently invested funds.

                                 The benefits expected to be paid for each of the next five years and in the aggregate for each of the plans over the following five years are:

                                         2006         $  1,432
                                         2007            1,522
                                         2008            1,622
                                         2009            2,020
                                         2010            2,150
                                         2011-2015      11,098

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

                                 At July 1, 2005, 18.29 options were
                                 outstanding, 5.49 options were exercisable and no options have been exercised.

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

11. COMMITMENTS AND
    CONTINGENCIES                Commitments

                                 (a) The Company leases building space and
                                     certain equipment in approximately 20
                                     locations throughout the United States,
                                     Canada and Europe. At July 1, 2005, the
                                     Company's future minimum lease payments are as follows:

      2006   $ 8,261
      2007     7,697
      2008     6,293
      2009     4,742
      2010     3,762
Thereafter    23,400
             -------
             $54,155

                                     Rent expense, including escalation charges, amounted to approximately $9,798, $9,830 and $7,247 for the years ended July 1, 2005, July 2, 2004 and June 27, 2003, respectively.

                                 (b) The Company has an employment contract with
                                     one officer, providing a minimum annual
                                     salary of $4,000 with no mandatory bonuses.
                                     The two year agreement expires in 2007.

                                 Contingencies

                                 (a) The Company is a party to various legal
                                     proceedings arising in the normal conduct of business, including compliance with environmental regulations. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

12. CONCENTRATIONS OF CREDIT     Financial instruments that potentially subject
       RISKS                     the of Company to significant concentrations of
                                 credit risk consist principally cash deposits
                                 and trade accounts receivable.

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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

13. SUPPLEMENTAL CASH FLOW       (a)  Cash Paid
    INFORMATION

                                 July 1,   July 2,   June 27,
          Years ended              2005      2004      2003
-----------------------------    -------   -------   --------
Interest                         $86,406   $78,547    $69,642
                                 -------   -------    -------
Income taxes                     $ 4,546   $ 3,880    $ 1,027
                                 =======   =======    =======

Non-Cash Financing Activities:
    Exchange of Capital
    for Series A Redeemable
    Preferred Stock              $22,500        --         --


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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

                                 Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

        Year end July 1, 2005           Tubing Products   Packaging     Other     TOTALS
-------------------------------------   ---------------   ---------   --------   --------
Revenues from external customers           $213,052        $348,675   $133,797   $695,524
Interest expense                             42,188          28,662     19,049     89,899
Depreciation and amortization                 9,311          15,255      7,063     31,629
Segment income (loss) from operations        (6,473)         48,967     (1,239)    41,255
Goodwill                                    108,593          63,943     25,996    198,532
Segment assets                              295,176         255,827    132,166    683,169
Expenditures for segment fixed assets         2,481          10,886      4,219     17,586

        Year end July 2, 2004           Tubing Products   Packaging     Other     TOTALS
-------------------------------------   ---------------   ---------   --------   --------
Revenues from external customers            $210,239       $306,131   $119,272   $635,642
Interest expense                              39,633         26,889     17,929     84,451
Depreciation and amortization                  9,426         15,021      6,833     31,280
Segment income(loss) from operations           6,489         51,318    (11,798)    46,009
Goodwill                                     108,593         63,943     25,996    198,532
Segment assets                               326,882        267,413    138,705    733,000
Expenditures for segment fixed assets          4,878         17,226      7,323     29,427

        Year end June 27, 2003          Tubing Products   Packaging     Other     TOTALS
-------------------------------------   ---------------   ---------   --------   --------
Revenues from external customers            $209,655       $291,794   $109,214   $610,663
Interest expense                              33,420         22,698     15,148     71,266
Depreciation and amortization                  6,769         14,243      6,482     27,494
Segment income from operations                35,361         59,665      3,540     98,566
Goodwill                                     108,593         64,600     35,996    209,189
Segment assets                               338,432        280,400    141,638    760,470
Expenditures for segment fixed assets          5,371         18,603      7,460     31,434

             Years ended                July 1, 2005   July 2, 2004   June 27, 2003
-------------------------------------   ------------   ------------   -------------
OPERATING PROFIT
Total operating profit for reportable
   segments before income taxes           $ 41,255      $  46,009       $ 98,566
Corporate and eliminations                 (17,069)       (17,673)       (20,648)
                                          --------      ---------       --------
   Consolidated total                     $ 24,186      $  28,336       $ 77,918
                                          ========      =========       ========
ASSETS
Total assets from reportable segments     $683,169      $ 733,000       $760,470
Other unallocated amounts                    8,526         10,663         23,001
                                          --------      ---------       --------
   Consolidated total                     $691,695      $ 743,663       $783,471
                                          ========      =========       ========
DEPRECIATION AND AMORTIZATION
Segment totals                            $ 31,629      $  31,280       $ 27,494
Corporate                                    1,024          1,024            848
                                          --------      ---------       --------
   Consolidated total                     $ 32,653      $  32,304       $ 28,342
                                          ========      =========       ========
EXPENDITURES FOR SEGMENT FIXED ASSETS
Segment totals                            $ 17,586      $  29,427       $ 31,434
Other unallocated expenditures                 660            701            798
                                          --------      ---------       --------
Consolidated total                        $ 18,246      $  30,128       $ 32,232
                                          ========      =========       ========
REVENUES
GEOGRAPHIC INFORMATION
United States                             $594,089      $ 545,597       $531,556
Canada                                      18,888         17,991         12,361
Europe, primarily Belgium                   82,547         72,054         66,746
                                          --------      ---------       --------
   Total                                  $695,524      $ 635,642       $610,663
                                          ========      =========       ========
LONG-LIVED ASSETS
GEOGRAPHIC INFORMATION
United States                             $364,864      $ 385,120       $390,099
Canada                                       9,552         10,469         11,555
Europe                                      24,850         24,087         23,322
                                          --------      ---------       --------
   Total                                  $399,266      $ 419,676       $424,976
                                          ========      =========       ========

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

                                 For each of the three years in the period ended
                                 July 1, 2005 no single customer represented at least 10% of sales.

                                 Garden hose products represented 25%, 30% and 33% of sales in fiscal years 2005, 2004 and 2003, respectively. Foam egg cartons represented 15%, 12% and 13% of sales in fiscal year 2005, 2004 and 2003, respectively. It is impractical for the Company to provide further product line information. However, no other product lines represented 10% or more of revenues in any years presented.

15.  SUPPLEMENTAL CONDENSED      Tekni-Plex, Inc. issued 12 3/4% Senior
     CONSOLIDATING FINANCIAL     Subordinated Notes in June 2000 and May 2002
     STATEMENTS                  and 8 3/4% Senior Secured Notes in November
                                 2003. These notes are guaranteed by all
                                 domestic subsidiaries of Tekni-Plex. The
                                 guarantor subsidiaries are 100% owned by the
                                 issuer. The guaranties are full and
                                 unconditional and joint and several. There are
                                 no restrictions on the transfer of funds from
                                 guarantor subsidiaries to the issuer. The
                                 following condensed consolidating financial
                                 statements present separate information for
                                 Tekni-Plex (the "Issuer") and its domestic
                                 subsidiaries (the "Guarantors") and the foreign
                                 subsidiaries (the "Non-Guarantors").

Condensed Consolidating Statement of Operations - For the year ended July 1,
2005

                                                                             Non-
                                                   Issuer    Guarantors   Guarantors     TOTAL
                                                  --------   ----------   ----------   --------
Sales, net                                        $180,687    $413,458     $101,379    $695,524
Cost of sales                                      136,358     387,452       76,360     600,170
                                                  --------    --------     --------    --------
Gross profit                                        44,329      26,006       25,019      95,354
Selling, general and administrative                 25,872      25,289        9,529      60,690
Integration expense                                  2,399       8,079           --      10,478
                                                  --------    --------     --------    --------
Income (loss) from operations                       16,058      (7,362)      15,490      24,186
Interest expense, net                               89,762          --          137      89,899
Unrealized loss (gain) on derivative contract       (8,287)         --           --      (8,287)
Other expense (income)                              (4,021)     (1,858)       3,685      (2,194)
                                                  --------    --------     --------    --------
Income (loss) before provision for income taxes    (61,396)     (5,504)      11,668     (55,232)
Provision for income taxes                          21,820          58        4,369      26,247
                                                  --------    --------     --------    --------
Net income (loss)                                 $(83,216)   $ (5,562)    $  7,299    $(81,479)
                                                  ========    ========     ========    ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Balance Sheet - at July 1, 2005

                                                                                Non-
                                                     Issuer     Guarantors   Guarantors   Eliminations     TOTAL
                                                   ----------   ----------   ----------   ------------   ---------
CURRENT ASSETS                                     $   38,998    $192,614      $60,817    $        --    $ 292,429
Property, plant and equipment, net                     42,397     109,750       24,035             --      176,182
Intangible assets                                      15,268     179,210       10,164             --      204,642
Investment in subsidiaries                            562,374          --           --       (562,374)          --
Deferred financing costs, net                          16,561         116           --             --       16,677
Other long-term assets                                379,589     214,261          203       (592,288)       1,765
                                                   ----------    --------      -------    -----------    ---------
   TOTAL ASSETS                                    $1,055,187    $695,951      $95,219    $(1,154,662)   $ 691,695
                                                   ==========    ========      =======    ===========    =========
CURRENT LIABILITIES                                    27,709      39,040       24,862                      91,611
Long-term debt                                        740,739          --        3,874                     744,613
Preferred stock                                        54,822          --                                   54,822
Other long-term liabilities                           437,185     148,101       20,978       (592,288)      13,976
                                                   ----------    --------      -------    -----------    ---------
   TOTAL LIABILITIES                                1,260,455     187,141       49,714       (592,288)     905,022
                                                   ----------    --------      -------    -----------    ---------
Additional paid-in capital                            187,999     296,783       16,765       (313,529)     188,018
Retained earnings (accumulated deficit)              (170,528)    222,736       26,109       (248,845)    (170,528)
Accumulated other comprehensive (income) loss          (2,216)    (11,005)       2,927             --      (10,294)
Treasury stock                                       (220,523)         --           --             --     (220,523)
                                                   ----------    --------      -------    -----------    ---------
   TOTAL STOCKHOLDERS' DEFICIT                       (205,268)    508,810      45,505       (562,374)    (213,327)
                                                   ----------    --------      -------    -----------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $1,055,187    $695,951      $95,219    $(1,154,662)   $ 691,695
                                                   ==========    ========      =======    ===========    =========

Condensed Consolidating Cash Flows - For the year ended July 1, 2005

                                                                                       Non-
                                                             Issuer    Guarantors   Guarantors     TOTAL
                                                            --------   ----------   ----------   --------
Net cash provided by (used in) operating activities:        $(74,070)   $ 42,357     $  7,252    $(24,461)
                                                            --------    --------     --------    --------
Cash flows from investing activities:
   Acquisitions                                                  (93)         --           --         (93)
   Capital expenditures                                       (3,826)    (13,027)      (1,393)    (18,246)
   Additions to intangibles                                     (331)       (241)         (89)       (661)
                                                            --------    --------     --------    --------
Net cash used in investing activities                         (4,250)    (13,268)      (1,482)    (19,000)
                                                            --------    --------     --------    --------
Cash flows from financing activities:
   Net borrowings (repayment) under line of credit           (64,000)         --           --     (64,000)
   Proceeds from long-term debt                              178,640          --           --     178,640
   Repayment of long-term debt                               (70,943)         --         (705)    (71,648)
   Debt financing                                            (10,720)         --           --     (10,720)
   Change in intercompany accounts                            40,424     (30,280)     (10,144)         --
                                                            --------    --------     --------    --------
Net cash flows provided by (used in) financing activities     73,401     (30,280)     (10,849)     32,272
                                                            --------    --------     --------    --------
Effect of exchange rate changes on cash                           --          --           38          38
                                                            --------    --------     --------    --------
Net increase (decrease) in cash                               (4,919)     (1,191)      (5,041)    (11,151)
Cash, beginning of year                                       11,890       8,923        8,922      29,735
                                                            --------    --------     --------    --------
Cash, end of year                                           $  6,971    $  7,732     $  3,881    $ 18,584
                                                            ========    ========     ========    ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Statement of Operations - For the year ended July 2, 2004, restated

                                                                             Non-
                                                   Issuer    Guarantors   Guarantors     TOTAL
                                                  --------   ----------   ----------   --------
Sales, net                                        $147,923    $397,674      $90,045    $635,642
Cost of sales                                      109,294     353,557       67,521     530,372
                                                  --------    --------      -------    --------
Gross profit                                        38,629      44,117       22,524     105,270
Selling, general and administrative                 36,056      24,552        8,551      69,159
Integration expense                                  1,717       6,058           --       7,775
                                                  --------    --------      -------    --------
Income from operations                                 856      13,507       13,973      28,336
Interest expense, net                               84,363         (36)         124      84,451
Unrealized loss on derivative contract             (10,654)         --           --     (10,654)
Other expense (income)                                (847)     (1,734)       3,186         605
                                                  --------    --------      -------    --------
Income (loss) before provision for income taxes    (72,006)     15,277       10,663     (46,066)
Provision (benefit) for income taxes                 6,417       1,605        3,099      11,121
                                                  --------    --------      -------    --------
Net income (loss)                                 $(78,423)   $ 13,672      $ 7,564    $(57,187)
                                                  ========    ========      =======    ========

Condensed Consolidating Balance Sheet - at July 2, 2004, restated

                                                                              Non-
                                                   Issuer     Guarantors   Guarantor    Eliminations     TOTAL
                                                 ----------   ----------   ---------   -------------   ---------
CURRENT ASSETS                                   $  214,523    $214,523    $ 71,107     $        --    $ 323,987
Property, plant and equipment, net                   43,178     113,335      26,236              --      182,749
Intangible assets                                   (19,936)    216,404      10,810              --      207,278
Investment in subsidiaries                          560,638          --          --        (560,638)          --
Deferred financing costs, net                         9,536         116          --              --        9,652
Deferred taxes                                       30,032      (9,205)     (2,034)             --       18,793
Other long-term assets                              339,165     257,456        (456)       (594,961)       1,204
                                                 ----------    --------    --------     -----------    ---------
   TOTAL ASSETS                                  $1,000,970    $792,629    $105,663     $(1,155,599)   $ 743,663
                                                 ==========    ========    ========     ===========    =========
CURRENT LIABILITIES                                  26,277      47,577      24,276              --       98,130
Long-term debt                                      727,577          --       4,309              --      731,886
Other long-term liabilities                         343,537     247,947      22,178        (594,961)      18,701
                                                 ----------    --------    --------     -----------    ---------
   TOTAL LIABILITIES                              1,097,391     295,524      50,763        (594,961)     848,717
                                                 ----------    --------    --------     -----------    ---------
Additional paid-in capital                          210,499     296,783      16,765        (313,529)     210,518
Retained earnings (accumulated deficit)             (85,030)    207,550      35,540        (247,109)     (89,049)
Accumulated other comprehensive loss                 (1,367)     (7,228)      2,595              --       (6,000)
Treasury stock                                     (220,523)         --          --              --     (220,523)
                                                 ----------    --------    --------     -----------    ---------
   TOTAL STOCKHOLDERS' DEFICIT                      (96,421)    497,105      54,900        (560,638)    (105,054)
                                                 ----------    --------    --------     -----------    ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $1,000,970    $792,629    $105,663     $(1,155,599)   $ 743,663
                                                 ==========    ========    ========     ===========    =========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Cash Flows - For the year ended July 2, 2004, restated

                                                                                   Non-
                                                         Issuer    Guarantors   Guarantors     TOTAL
                                                       ---------   ----------   ----------   ---------
Net cash provided by (used in) operating activities:   $ (13,327)   $   (942)    $ 6,905     $  (7,364)
                                                       ---------    --------     -------     ---------
Cash flows from investing activities:
   Acquisitions                                               --      (5,780)         --        (5,780)
   Capital expenditures                                   (7,459)    (16,851)     (5,162)      (29,472)
   Additions to intangibles                                   --       1,222         124         1,346
   Cash proceeds on sale of assets                          (220)          --          --         (220)
                                                       ---------    --------     -------     ---------
Net cash used in investing activities                     (7,679)    (21,409)     (5,038)      (34,126)
                                                       ---------    --------     -------     ---------
Cash flows from financing activities:
   Net borrowings (repayment) under line of credit       (15,000)         --          --       (15,000)
   Proceeds from long-term debt                          267,438          --          --       267,438
   Repayment of long-term debt                          (248,511)         --        (147)     (248,658)
   Proceeds from capital contribution                     22,500          --          --        22,500
   Debt financing                                         (2,767)         --          --        (2,767)
Change in intercompany accounts                          (11,664)     11,624          40            --
                                                       ---------    --------     -------     ---------
Net cash provided (used in) by financing activities       11,996      11,624        (107)       23,513
                                                       ---------    --------     -------     ---------
Effect of exchange rate changes on cash                       --          --        (350)         (350)
                                                       ---------    --------     -------     ---------
Net increase (decrease) in cash                           (9,010)    (10,727)      1,410       (18,327)
Cash, beginning of period                                 20,900      19,650       7,512        48,062
                                                       ---------    --------     -------     ---------
Cash, end of period                                    $  11,890    $  8,923     $ 8,922     $  29,735
                                                       =========    ========     =======     =========

Condensed Consolidating Statement of Operations - For the year ended June 27, 2003, restated

                                                                             Non-
                                                   Issuer    Guarantors   Guarantors     TOTAL
                                                  --------   ----------   ----------   --------
Sales, net                                        $149,202    $382,354      $79,107    $610,663
Cost of sales                                      104,251     297,029       58,701     459,981
                                                  --------    --------      -------    --------
Gross profit                                        44,951      85,325       20,406     150,682
Selling, general and administrative                 28,709      25,835        7,056      61,600
Integration expense                                     --      11,164           --      11,164
                                                  --------    --------      -------    --------
Income from operations                              16,242      48,326       13,350      77,918
Interest expense, net                               71,168         (61)         159      71,266
Unrealized loss on derivative contract               1,997          --           --       1,997
Other expense (income)                                (825)     (1,851)       2,145        (531)
                                                  --------    --------      -------    --------
Income (loss) before provision for income taxes    (56,098)     50,238       11,046       5,186
Provision (benefit) for income taxes               (22,439)     20,330        4,415       2,306
                                                  --------    --------      -------    --------
Net income (loss)                                 $(33,659)   $ 29,908      $ 6,631    $  2,880
                                                  ========    ========      =======    ========

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

Condensed Consolidating Cash Flows - For the year ended June 27, 2003, restated

                                                                     Non-
                                           Issuer    Guarantors   Guarantors     TOTAL
                                          --------   ----------   ----------   --------
Net cash provided by (used in)
   operating activities:                  $(33,777)   $ 42,558     $ 6,248     $ 15,029
                                          --------    --------     -------     --------
Cash flows from investing activities:
   Acquisitions                                 --     (16,762)         --      (16,762)
   Capital expenditures                    (11,726)    (15,865)     (4,641)     (32,232)
   Additions to intangibles                   (149)         --        (851)      (1,000)
                                          --------    --------     -------     --------
Net cash used in investing activities      (11,875)    (32,627)     (5,492)     (49,994)
                                          --------    --------     -------     --------
Cash flows from financing activities:
   Net borrowings (repayment) under
      line of credit                        45,000          --          --       45,000
   Proceeds from long-term debt                 --          --       1,116        1,116
   Repayment of long-term debt              (9,330)         --        (425)      (9,755)
   Proceeds from capital contribution       17,842          --          --       17,842
   Change in intercompany accounts           4,229        (941)     (3,288)         --
                                          --------    --------     -------     --------
Net cash provided by financing
   activities                               57,741        (941)     (2,597)      54,203
                                          --------    --------     -------     --------
Effect of exchange rate changes on cash         --          --         625          625
                                          --------    --------     -------     --------
Net increase (decrease) in cash             12,089       8,990      (1,216)      19,863
Cash, beginning of year                      9,035      10,660       8,504       28,199
                                          --------    --------     -------     --------
Cash, end of year                         $ 21,124    $ 19,650     $ 7,288     $ 48,062
                                          ========    ========     =======     ========

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

In the fourth quarter of 2005, the Company identified certain overstated inventory at its American Gasket and Rubber Division which resulted in a non-cash charge to operations of $2.8 million in 2005 and $2.7 million in 2004. The table below reflects the restatement of the interim periods for these accounting errors, none of which were material to any specific period.

                                                                            Fourth
                                            First    Second      Third     Quarter
                                           Quarter   Quarter    Quarter     (2004
                                           restated  restated   restated   restated)
                                          --------   --------   --------   ---------
2005
Net sales                                 $143,461   $138,247   $194,215   $219,601
Gross profit                                28,415     25,123     27,257     14,559
Income (loss) from operations                9,969      8,704      9,750     (4,237)
Net income (loss)                           (9,884)   (11,722)   (10,223)   (49,650)(2)
2004
Net sales                                 $136,058   $122,712   $169,133   $207,739
Gross profit restated                       29,100     28,476     43,774      3,920
Income (loss) from operations restated      12,558     12,952     24,908    (22,082)
Net income (loss) restated                  (1,869)    (6,066)     2,544    (51,796)(1)
                                          ========   ========   ========   ========

                                 Fluctuations in net sales are due primarily to seasonality in a number of product lines, particularly garden hose and irrigation hose products. Income from operations in the fourth quarter of 2004 was adversely impacted by rapidly rising raw material costs, particularly at our garden hose operations where we could not pass these increased costs through to our customers. As a result, we recorded a $4.6 million write-off of garden hose inventory to reflect market values that were below cost at year-end. In addition, the Company increased its reserve on deferred taxes by approximately
                                 $15,000 to reserve for deferred taxes generated by 4th quarter losses in 2004.

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

                                 (2)  The fourth quarter of 2005 includes a
                                      $23.1 million reduction in our deferred
                                      tax asset.



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated October 24, 2005 relating to the consolidated financial statements of Tekni-Plex, Inc. and its subsidiaries (the "Company"), included the audits of the financial statement schedule for the years ended July 1, 2005, July 2, 2004, and June 27, 2003 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
Woodbridge, New Jersey
October 24, 2005

                                                                TEKNI-PLEX, INC.

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                          (DOLLARS IN THOUSANDS)

                                                                              Charged to
                                                            Balance at         Costs and                     BALANCE AT END
                                                       Beginning of Period   Expenses (1)   Deductions (2)    OF PERIOD(3)
                                                       -------------------   ------------   --------------   --------------
YEAR ENDED JUNE 27, 2003
   Accounts receivable allowance for possible losses          $1,671            $2,350          $  223           $3,798
                                                              ======            ======          ======           ======
YEAR ENDED JULY 2, 2004
   Accounts receivable allowance for possible losses          $3,798            $2,316          $  786           $5,328
                                                              ======            ======          ======           ======
YEAR ENDED JULY 1, 2005
   Accounts receivable allowance for possible losses          $5,328            $1,970          $1,234           $6,064
                                                              ======            ======          ======           ======

(1)  To increase accounts receivable allowance.

(2)  Uncollectible accounts written off, net of recoveries.

(3) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.