Form 10-Q
period 2005-09-30
TEKNI PLEX INC
filed 2005-11-14
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

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

                                TEKNI-PLEX, INC.

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 2005 and
           October 1, 2004...............................................     3

           Consolidated Statements of Operations and Comprehensive Loss
           for the three months ended September 30, 2005 and
           October 1, 2004..................................................  4

           Consolidated Statements of Cash Flows for the three months
           ended September 30, 2005 and October 1, 2004..................     5

           Notes to Consolidated Financial Statements....................     6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................    15

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....    17

ITEM 4.    CONTROLS AND PROCEDURES.......................................    17

PART II.   OTHER INFORMATION

Item 1.    Legal proceedings.............................................    19
Item 2.    Changes in securities.........................................    19
Item 3.    Defaults upon senior securities...............................    19
Item 4.    Submission of matters to a vote of securities holders.........    19
Item 5.    Subsequent events.............................................    19
Item 6.    Exhibits......................................................    19

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                               SEPTEMBER 30,    JULY 1,
                                                                                    2005          2005
                                                                                (UNAUDITED)     AUDITED
                                                                               -------------   ---------
ASSETS
CURRENT:
   Cash                                                                          $  40,410     $  18,584
   Accounts receivable, net of allowance for doubtful accounts of $9,812 and
      $9,144 respectively                                                           85,906       138,383
   Inventories                                                                     136,824       129,617
   Prepaid expenses and other current assets                                         9,435         5,845
                                                                                 ---------     ---------
      TOTAL CURRENT ASSETS                                                         272,575       292,429
PROPERTY, PLANT AND EQUIPMENT, NET                                                 173,014       176,182
GOODWILL                                                                           198,532       198,532
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $5,433 AND $4,943
   RESPECTIVELY                                                                      5,469         6,110
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $13,478 AND $12,817
   RESPECTIVELY                                                                     16,253        16,677
OTHER ASSETS                                                                         1,914         1,765
                                                                                 ---------     ---------
                                                                                 $ 667,757     $ 691,695
                                                                                 =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                             $   1,061     $   1,082
   Accounts payable - trade                                                         29,685        48,060
   Accrued payroll and benefits                                                     12,960        12,185
   Accrued interest                                                                 29,259         6,385
   Accrued liabilities - other                                                      22,807        17,508
   Income taxes payable                                                              2,021         6,391
                                                                                 ---------     ---------
      TOTAL CURRENT LIABILITIES                                                     97,793        91,611
LONG-TERM DEBT                                                                     732,732       744,613
SERIES A REDEEMABLE PREFERRED STOCK                                                 64,015        54,822
OTHER LIABILITIES                                                                   10,867        13,976
                                                                                 ---------     ---------
      TOTAL LIABILITIES                                                            905,407       905,022
                                                                                 ---------     ---------
STOCKHOLDERS' DEFICIT:
   Common stock                                                                         --            --
   Additional paid-in capital                                                      188,018       188,018
   Accumulated other comprehensive loss                                            (10,318)      (10,294)
   Accumulated deficit                                                            (194,827)     (170,528)
   Less: Treasury stock                                                           (220,523)     (220,523)
                                                                                 ---------     ---------
      TOTAL STOCKHOLDERS' DEFICIT                                                 (237,650)     (213,327)
                                                                                 ---------     ---------
                                                                                 $ 667,757     $ 691,695
                                                                                 =========     =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                             THREE MONTHS ENDED
                                                    ------------------------------------
                                                    SEPTEMBER 30, 2005   OCTOBER 1, 2004
                                                                         (Restated
                                                                          See Note 1)
                                                    ------------------   ---------------
NET SALES                                                $162,751           $143,461
COST OF GOODS SOLD                                        144,243            115,046
                                                         --------           --------
   GROSS PROFIT                                            18,508             28,415
OPERATING EXPENSES:
   Selling, general and administrative                     15,014             15,843
   Integration expense                                      2,057              2,603
                                                         --------           --------
OPERATING PROFIT                                            1,437              9,969
OTHER EXPENSES
   Interest expense, net                                   26,952             21,803
   Unrealized gain on derivative contracts                 (2,275)            (3,176)
   Other (income) expense                                     (20)               362
                                                         --------           --------
LOSS BEFORE INCOME TAXES                                  (23,220)            (9,020)
Provision for income tax                                    1,079                864
                                                         --------           --------
NET LOSS                                                 $(24,299)          $ (9,884)
                                                         ========           ========

                                                        THREE MONTHS ENDED
                                               ------------------------------------
                                               SEPTEMBER 30, 2005   OCTOBER 1, 2004
                                                                    (Restated
                                                                     See Note 1)
                                               ------------------   ---------------
NET LOSS                                            $(24,299)           $(9,884)
COMPREHENSIVE (LOSS) GAIN, NET OF TAXES
  Foreign currency translation income adjustment         (24)             1,639
                                                    --------            -------
COMPREHENSIVE LOSS                                  $(24,323)           $(8,245)
                                                    ========            =======

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                             THREE MONTHS ENDED
                                                         --------------------------
                                                         SEPTEMBER 30,   OCTOBER 1,
                                                              2005          2004
                                                         -------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(24,299)      $ (9,884)
   Adjustment to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                           7,865          7,578
      Unrealized loss (gain) on derivative contracts         (2,275)        (3,176)
      Interest accretion                                      3,770             --
      Deferred income taxes                                       7           (146)
   Changes in operating assets and liabilities:
      Accounts receivable                                    52,549         48,701
      Inventories                                            (7,186)       (20,746)
      Prepaid expenses and other current assets              (3,582)          (935)
      Income taxes                                           (4,370)         1,129
      Accounts payable                                      (18,392)       (20,099)
      Accrued expenses and other liabilities                 28,122         14,170
                                                           --------       --------
         Net cash provided by operating activities           32,209         16,592
                                                           --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                   (3,280)        (5,918)
      Acquisition costs                                          --            (39)
      Additions to intangibles                                  151           (240)
      Deposits and other assets                                (149)            38
                                                           --------       --------
         Net cash used in investing activities               (3,278)        (6,159)
                                                           --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net repayments under line of credit                   (12,158)          (467)
      Proceeds from issuance of series A redeemable
         preferred stock                                      5,423             --
      Debt financing costs                                     (237)          (500)
                                                           --------       --------
         Net cash used in financing activities               (6,972)          (967)
                                                           --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                        (133)          (178)
                                                           --------       --------
Net increase in cash                                         21,826          9,288
Cash, beginning of period                                    18,584         29,735
                                                           --------       --------
Cash, end of period                                        $ 40,410       $ 39,023
                                                           ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                             $  1,674       $  5,040
      Income taxes                                              512             19

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

                                BUSINESS SEGMENTS

               PACKAGING                         TUBING PRODUCTS
               ---------                         ---------------
- Foam egg cartons                        - Garden and irrigation hose

- Pharmaceutical blister films            - Medical tubing

- Poultry and meat processor trays        - Pool and vacuum hose

- Closure Liners

- Aerosol and pump packaging components

- Foam plates

     The results for the first quarter of fiscal 2006 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at September 30, 2005. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended July 1, 2005.

RESTATEMENT

As previously disclosed on Form 8-K filed September 21, 2005, and the Company's latest annual report on Form 10-K for the fiscal year ended July 1, 2005, Tekni-Plex has identified certain inventory overstatements at its American Gasket & Rubber Division which resulted in a $6.8 million overstatement of inventory. With the assistance of outside legal counsel as well as an independent registered public accounting firm other than BDO Seidman, LLP, the Audit Committee of the Board of Directors of Tekni-Plex has concluded an internal investigation into this matter. These inventory overstatements at American Gasket and Rubber Division have required a non-cash charge to results of operations for fiscal 2005 as follows:

1st Quarter         $(1.0) million
2nd Quarter         $(0.9) million
3rd Quarter         $(1.0 million
4th Quarter         $(0.0) million
Total Fiscal 2005   $(2.8) million

Results of operations for the first quarter of fiscal 2005 have been restated herein. Management has concluded that the impact of these errors on interim reporting periods filed under Form 10-Q during fiscal 2005 are not material. Consequently investors can continue to rely on all financial reports filed during fiscal 2005 on Form 10-Q.

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

The Company has restated the interim periods in fiscal 2005 and its consolidated financial statements as of July 2, 2004 and for each of the two previous years then ended. The effect of these adjustments on the financial statements of the Company are summarized below. The tax effect of these adjustments has not been reflected as the amount would be either immaterial or would have been offset by an increase in the deferred tax valuation reserve.

The following table sets forth selected line items from the Company's historical consolidated statements of operations that are affected by the restatement on a restated basis and as previously reported.

                                                    October 1, 2004
                                                --------------------------
                                                As Restated     As Reported
                                                -------------   -----------
Cost of Sales                                    $ 115,046       $ 114,086
Net (Loss) income                                $  (9,884)      $  (8,924)


NEW ACCOUNTING PRONOUNCEMENTS

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

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 2 - INVENTORIES

Inventories as of September 30, 2005 and July 1, 2005 are summarized as follows:

                  SEPTEMBER 30, 2005   JULY 1, 2005
                  ------------------   ------------
Raw materials          $ 62,745          $ 53,450
Work-in-process          12,421            12,466
Finished goods           61,658            63,701
                       --------          --------
                       $136,824          $129,617
                       --------          --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                           SEPTEMBER 30, 2005   JULY 1, 2005
                                                                           ------------------   ------------
Revolving line of credit                                                        $     --          $ 12,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4%
   due June 15, 2010. (less unamortized discount of $1,790 and $1,883)          $273,210          $273,117
Senior Subordinated Notes issued May 2002 at 12-3/4% due June 15,
   2010 (plus unamortized premium of $343 and $362)                               40,343            40,362
Senior Secured Notes issued November 21, 2003 at 8-3/4% due November
   15, 2013 (less unamortized discount of $6,175 and $6,365                      268,825           268,635
Senior Secured Notes issued June 10, 2005 at 10.875% due August 15,
   2012 (less unamortized discount of $3,375)                                    146,625           146,625
Series A Redeemable Preferred Stock                                               64,015            54,822
   Other, primarily foreign term loans, with interest rates ranging from
   4.44% to 5.44% and maturities from 2005 to 2010                                 4,790             4,956
                                                                                --------          --------
                                                                                 797,808           800,517
Less: Current maturities                                                           1,061             1,082
                                                                                --------          --------
                                                                                $796,747          $799,435
                                                                                ========          ========

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

                                                          TUBING
                                             PACKAGING   PRODUCTS     OTHER      TOTAL
                                             ---------   --------   --------   --------
Three Months Ended September 30, 2005
Revenues from external customers              $ 85,057   $ 43,221   $ 34,473   $162,751
Interest expense, net                            8,611     12,638      5,703     26,952
Depreciation and amortization                    3,519      2,244      1,846      7,609
Segment income (loss) from operations           12,771     (7,558)       833      6,046
Expenditures for segment assets                  1,727        527      1,020      3,274
Segment assets as of September 30, 2005       $262,073   $248,937   $147,518   $658,528
                                              --------   --------   --------   --------
Three Months Ended October 1, 2004
Revenues from external customers              $ 81,762   $ 31,036   $ 30,663   $143,461
Interest expense, net                            6,951     10,231      4,621     21,803
Depreciation and amortization                    3,657      2,073      1,592      7,322
Segment income from operations                  12,642      2,413        364     15,419
Expenditures for segment assets                  3,342      1,103      1,244      5,689
Segment assets as of October 1, 2004          $287,499   $294,443   $139,306   $721,248
                                              --------   --------   --------   --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                            THREE MONTHS ENDED
                                        --------------------------
                                        SEPTEMBER 30,   OCTOBER 1,
                                             2005          2004
                                                        (Restated
                                                        See Note 1)
                                        -------------   ----------
OPERATING PROFIT OR LOSS
Total operating profit for reportable
   segments before income taxes            $ 6,046       $15,419
Corporate and eliminations                  (4,609)       (5,450)
                                           -------       -------
   Consolidated total                      $ 1,437       $ 9,969
                                           =======       =======
DEPRECIATION AND AMORTIZATION
Segment totals                             $ 7,609       $ 7,322
Corporate                                      256           256
                                           -------       -------
   Consolidated total                      $ 7,865       $ 7,578
                                           =======       =======
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable
   segments                                $ 3,274       $ 5,689
Other unallocated expenditures                   6           229
                                           -------       -------
   Consolidated total                      $ 3,280       $ 5,918
                                           =======       =======

                                        SEPTEMBER 30,    JULY 1,
                                             2005         2005
                                        -------------   --------
ASSETS
Total assets from reportable segments      $658,528     $683,169
Other unallocated amounts                     9,229        8,526
                                           --------     --------
   Consolidated total                      $667,757     $691,695
                                           ========     ========

GEOGRAPHIC INFORMATION

                        THREE MONTHS ENDED
                    --------------------------
                    SEPTEMBER 30,   OCTOBER 1,
                         2005          2004
                    -------------   ----------
REVENUES
United States          $143,042      $122,110
International            19,709        21,351
                       --------      --------
   Total               $162,751      $143,461
                       ========      ========

                    SEPTEMBER 30,    JULY 1,
                         2005         2005
                    -------------   --------
LONG-LIVED ASSETS
United States          $361,693     $364,864
International            33,489       34,402
                       --------     --------
   Total               $395,182     $399,266
                       ========     ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 6 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

     Tekni-Plex, Inc. issued 12 3/4% Senior Subordinated Notes in June 2000 and May 2002, 8 3/4% Senior Secured Notes in November 2003 and 10 7/8% Senior Secured Notes in June 2005. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. The guarantor subsidiaries are 100% owned by the issuer. The guarantees are full and unconditional and joint and several. There are no restrictions on the transfer of funds from guarantor subsidiaries to the issuer. The following condensed consolidating financial statements present separate information for Tekni-Plex (the "Issuer") and its domestic subsidiaries (the "Guarantors") and the foreign subsidiaries (the "Non-Guarantors"). The following condensed consolidation financial statements do not have debt and interest expense allocated to guarantors and non-guarantors.

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                  For the three months ended September 30, 2005

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $162,751   $ 45,826    $97,216      $19,709
Cost of goods sold                         144,243     33,875     93,403       16,965
                                          --------   --------    -------      -------
Gross profit                                18,508     11,951      3,813        2,744
Operating expenses:
   Selling, General and administrative      15,014      6,485      6,448        2,081
   Integration expense                       2,057        540      1,517           --
                                          --------   --------    -------      -------
Operating profit (loss)                      1,437      4,926     (4,152)         663
Interest expense, net                       26,952     26,889         50           13
Unrealized gain on derivative contracts     (2,275)    (2,275)        --           --
Other expense                                  (20)      (270)      (493)         743
                                          --------   --------    -------      -------
Income (loss) before income taxes          (23,220)   (19,418)    (3,709)         (93)
Provision for income taxes                   1,079         --         --        1,079
                                          --------   --------    -------      -------
Net (loss)                                $(24,299)  $(19,418)   $(3,709)     $(1,172)
                                          ========   ========    =======      =======

                      Consolidated Statement of Operations
                                 (in thousands)
               For the three months ended October 1, 2004, restated

                                                                                 NON-
                                             TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                           --------   --------   ----------   ----------
Net sales                                  $143,461   $ 42,235    $79,875       $21,351
Cost of sales                               115,046     30,908     68,125        16,013
                                           --------   --------    -------       -------
Gross profit                                 28,415     11,327     11,750         5,338
Operating expenses:
   Selling, General and administrative       15,843      7,563      6,228         2,052
   Integration Expense                        2,603        555      2,048            --
                                           --------   --------    -------       -------
Operating profit                              9,969      3,209      3,474         3,286
Interest expense, net                        21,803     21,783        (16)           36
Unrealized gain on derivative contracts      (3,176)    (3,176)        --            --
Other expense (income)                          362       (235)      (203)          800
                                           --------   --------    -------       -------
Income (loss) before provision (benefit)
   for income taxes                          (9,020)   (15,163)     3,693         2,450
Provision (benefit) for income taxes            864     (1,600)     1,600           864
                                           --------   --------    -------       -------
Net income (loss)                          $ (9,884)  $(13,563)   $ 2,093       $ 1,586
                                           ========   ========    =======       =======

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

          Condensed Consolidated Balance Sheet - at September 30, 2005

                                                                                                  NON-
                                           TOTAL     ELIMINATIONS      ISSUER     GUARANTORS   GUARANTORS
                                         ---------   ------------   -----------   ----------   ----------
Current assets                           $ 272,575   $        --    $   60,865     $154,387      $57,323
Property, plant and equipment, net         173,014            --        42,200      107,451       23,363
Intangible assets                          204,001            --        15,064      179,013        9,924
Investment in subsidiaries                      --      (557,493)      557,493           --           --
Deferred income taxes                           --            --         8,502       (8,502)          --
Deferred financing costs                    16,253            --        16,137          116           --
Other assets                                 1,914      (645,946)      351,893      295,765          202
                                         ---------   -----------    ----------     --------      -------
   Total assets                          $ 667,757   $(1,203,439)   $1,052,154     $728,230      $90,812
                                         =========   ===========    ==========     ========      =======
Current liabilities                      $  97,793   $        --    $   45,638     $ 30,572      $21,583
Long-term debt                             732,732            --       728,845          158        3,729
Series A Redeemable Preferred stock         64,015            --        64,015           --           --
Other long-term liabilities                 10,867      (645,946)      443,224      192,361       21,228
                                         ---------   -----------    ----------     --------      -------
   Total liabilities                       905,407      (645,946)    1,281,722      223,091       46,540
                                         ---------   -----------    ----------     --------      -------
Additional paid-in capital                 188,018      (313,529)      187,999      296,783       16,765
Retained earnings (deficit)               (194,827)     (243,964)     (194,828)     219,028       24,937
Accumulated other comprehensive income     (10,318)           --        (2,216)     (10,672)       2,570
Less: Treasury stock                      (220,523)           --      (220,523)          --           --
                                         ---------   -----------    ----------     --------      -------
   Total equity                           (237,650)     (557,493)     (229,568)     505,139       44,272
                                         ---------   -----------    ----------     --------      -------
Total liabilities and deficit            $ 667,757   $(1,203,439)   $1,052,154     $728,230      $90,812
                                         =========   ===========    ==========     ========      =======

             Condensed Consolidating Balance Sheet - at July 1, 2005

                                                                                                          NON-
                                                   TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                                 ---------   ------------   ----------   ----------   ----------
Current assets                                   $ 292,429   $        --    $   38,998    $192,614      $60,817
Property, plant and equipment, net                 176,182            --        42,397     109,750       24,035
Intangible assets                                  204,642            --        15,268     179,210       10,164
Investment in subsidiaries                              --      (562,374)      562,374          --           --
Deferred financing costs, net                       16,677            --        16,561         116           --
Other long-term assets                               1,765      (592,288)      379,589     214,261          203
                                                 ---------   -----------    ----------    --------      -------
   Total assets                                  $ 691,695   $(1,154,662)   $1,055,187    $695,951      $95,219
                                                 =========   ===========    ==========    ========      =======
Current liabilities                                 91,611            --        27,709      39,040       24,862
Long-term debt                                     744,613            --       740,739          --        3,874
Series A Redeemable Preferred stock                 54,822            --        54,822          --           --
Other long-term liabilities                         13,976      (592,288)      437,185     148,101       20,978
                                                 ---------   -----------    ----------    --------      -------
   Total liabilities                               905,022      (592,288)    1,260,455     187,141       49,714
                                                 ---------   -----------    ----------    --------      -------
Additional paid-in capital                         188,018      (313,529)      187,999     296,783       16,765
Retained earnings (accumulated deficit)           (170,528)     (248,845)     (170,528)    222,736       26,109
Accumulated other comprehensive (income) loss      (10,294)           --        (2,216)    (11,005)       2,927
Treasury stock                                    (220,523)           --      (220,523)         --           --
                                                 ---------   -----------    ----------    --------      -------
   Total stockholders' deficit                    (213,327)     (562,374)     (205,268)    508,810       45,505
                                                 ---------   -----------    ----------    --------      -------
   Total liabilities and stockholders' deficit   $ 691,695   $(1,154,662)   $1,055,187    $695,951      $95,219
                                                 =========   ===========    ==========    ========      =======

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                  For the three months ended September 30, 2005

                                                                                                        NON-
                                                                    TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                                                  --------   --------   ----------   ----------
Net cash provided by (used in) operating activities               $ 32,209   $   (633)   $ 25,994      $6,848
                                                                  --------   --------    --------      ------
Cash flows from Investing activities:
   Capital expenditures                                             (3,280)    (1,023)     (2,080)       (177)
   Additions to intangibles                                            151        148          --           3
   Deposits and other assets                                          (149)      (152)          2           1
                                                                  --------   --------    --------      ------
      Net cash used in investing activities                         (3,278)    (1,027)     (2,078)       (173)
                                                                  --------   --------    --------      ------
Cash flows from financing activities
   Repayment / borrowings of line of credit                        (12,158)   (12,015)         --        (143)
   Proceeds from issuance of Series A redeemable of preferred
     stock                                                           5,423      5,423          --          --
   Debt Financing costs                                               (237)      (237)         --          --
   Change in intercompany accounts                                      --     27,698     (27,391)       (307)
                                                                  --------   --------    --------      ------
      Net cash flows provided by (used in) financing activities     (6,972)    20,869     (27,391)       (450)
Effect of exchange rate changes on cash                               (133)        --          --        (133)
                                                                  --------   --------    --------      ------
Net increase (decrease) in cash                                     21,826     19,209      (3,475)      6,092
Cash, beginning of period                                           18,584      7,150       7,732       3,702
                                                                  --------   --------    --------      ------
Cash, end of period                                               $ 40,410   $ 26,359    $  4,257      $9,794
                                                                  ========   ========    ========      ======

              For the three months ended October 1, 2004, restated

                                                                                                              NON-
                                                                          TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                                                        --------   --------   ----------   ----------
Net cash provided by (used in) operating activities                     $16,593    $(7,130)    $ 17,038     $ 6,685
                                                                        -------    -------     --------     -------
Cash flows from Investing activities:
   Capital expenditures                                                  (5,918)    (1,112)      (4,552)       (254)
   Additions to intangibles                                                (240)       (92)          --        (148)
   Deposits and other assets                                                 38         38           --          --
      Net cash provided by (used in) provided by investing activities       (39)       (39)          --          --
                                                                        -------    -------     --------     -------
Cash flows from financing activities                                     (6,159)    (1,205)      (4,552)       (402)
                                                                        -------    -------     --------     -------
   Payment for treasury stock                                              (467)        78           --        (545)
   Change in intercompany accounts                                         (500)      (500)          --          --
      Net cash flows provided by (used in)                                   --      7,444      (17,278)      9,834
                                                                        -------    -------     --------     -------
      financing activities                                                 (967)     7,022      (17,278)      9,289
Effect of exchange rate changes on cash                                    (178)        --           --        (178)
                                                                        -------    -------     --------     -------
Net increase (decrease) in cash                                           9,289     (1,313)      (4,792)     15,394
Cash, beginning of period                                                29,735     11,890        8,923       8,922
                                                                        -------    -------     --------     -------
Cash, end of period                                                     $39,024    $10,577     $  4,131     $24,316
                                                                        =======    =======     ========     =======

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

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through September 30, 2005.

                                  BALANCE    COSTS CHARGED TO         BALANCE
                                 JULY 2005        RESERVE       SEPTEMBER 30, 2005
                                 ---------   ----------------   ------------------
Legal, environmental and other     $1,144           $16                1,128
                                   ------           ---               ------
                                   $1,144           $16               $1,128
                                   ======           ===               ======

The remaining legal and environmental costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through September 30, 2005 is as follows:

                           BALANCE    COSTS CHARGED TO         BALANCE
                          JULY 2005        RESERVE       SEPTEMBER 30, 2005
                          ---------   ----------------   ------------------
Legal and environmental      $965            $52                 913
                             ----            ---                ----
                             $965            $52                $913
                             ====            ===                ====

The remaining legal and environmental costs are expected to extend over the next four years.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 2005 COMPARED TO THE QUARTER ENDED OCTOBER 1, 2004

Net sales increased to $162.8 million in the first quarter fiscal 2006 from $143.5 million the same period last year, representing a 13.4% gain. Net sales in our Packaging Segment grew 4.0% to $85.1 million in the most recent period from $81.8 million in the comparable period of fiscal 2005 primarily due to higher selling prices. Net sales in our Tubing Products Segment increased 39.3% to $43.2 million in fiscal 2006 from $31.0 million in fiscal 2005 primarily due to strong, weather related demand for our garden hose products. We also benefited from a 3% to 6% price increase on our garden hose products that went into effect at the beginning of calendar 2005. Other net sales grew 12.4% to $34.5 million in fiscal 2006 compared to $30.7 million in the previous year due to both higher selling prices and higher volumes.

Our accruals for rebates, discounts and sales allowances increased to $13.0 million or 8.0% of net sales in fiscal 2006 compared to $8.0 million or 5.6% of net sales in fiscal 2005. The increase was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold increased to $144.2 million in fiscal 2006 from $115.0 million in fiscal 2005. Expressed as a percentage of net sales, cost of goods sold increased to 88.6% in the current period compared to 80.2% in the prior period, primarily due to higher raw material costs. Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer
(VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. Due to our inability to pass on rising raw material costs to our garden hose customers during a 12 month time period, our cost of goods sold was negatively impacted by our continued lower of cost or market adjustments as well as a $4.1 million provision for obsolete inventory. Between September, 2004 and September 2005, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 8.6% and 36.5% respectively. Since the end of September, 2005, our suppliers have announced as much as a 41.6% increase in the cost of PVC and a 15.6% increase in the cost of plasticizers. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2006 selling season.

As previously discussed, our cost of goods sold reflects a $1.0 million inventory write-down (0.7% of net sales) in fiscal 2005 to reflect inventory restatements at our American Gasket and Rubber Division.

Gross profit, as a result of the above, decreased to $18.5 million in the current period compared to $28.4 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 11.4% in the first quarter of fiscal 2006 from 19.8% in comparable period of last year.

Our Packaging Segment gross profit decreased slightly to $20.7 million in fiscal 2006 from $20.8 million for fiscal 2005 due to higher raw material costs. We believe this modest decline is a result of a small timing differences between when we incur raw material cost increases and when we raise the prices on our products. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 24.4% in the current period from 25.4% in the previous period.

Our Tubing Products Segment gross profit decreased to a loss of ($4.6) million in fiscal 2006 from a profit of $5.7 million in fiscal 2005 as significantly higher raw material costs, particularly for plasticizers, more than offset the 3% to 6% price increases that went into effect in January at our garden hose unit. Expressed as a percentage of net sales, our Tubing Products Segment gross profit decreased to (10.5%) in the current period from 18.4% in the previous period.

Other gross profit increased 21.1% to $2.3 million in fiscal 2006 from $1.9 million in fiscal 2005 as higher sales volumes at our specialty resins operations enabled us to better cover our fixed costs. Expressed as a percentage of net sales, Other gross profit improved to 6.8% in fiscal 2006 from 6.3% a year earlier.

Selling, general and administrative expenses decreased to $15.0 million in the most recent fiscal year from $15.8 million last year, primarily due to lower executive compensation. This improvement in SG&A was partially offset by a $0.7 million one time charge associated with the restatement of accounting errors at our American Gasket & Rubber unit. Measured as a percentage of net sales, selling, general and administrative expenses decreased to 9.2% in the current period from 11.0% in the previous period.

Integration expenses decreased to $2.1 million or 1.3% of net sales in fiscal 2006 from $2.6 million or 1.8% of net sales in fiscal 2005. The decrease was largely related to absence of charges associated with the closing of our Rockaway, New Jersey facility and consolidating its operations at our Clinton, Illinois and Clayton, North Carolina facilities in fiscal 2005. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

                   2006   2005
                   ----   ----
Elm Packaging
   Material         1.1    0.8
   Labor            0.4    0.4
   Overhead         0.6    0.5
Rockaway closing
   Material         0.0    0.1
   Labor            0.0    0.1
   Overhead         0.0    0.6
   SG&A             0.0    0.1
                    ---    ---
Total               2.1    2.6

We expect the closing of our Rockaway facility to result in approximately $1.0 million of annual cost savings. We also expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, decreased to $1.4 million in fiscal 2006 from $10.0 million in fiscal 2005. Expressed as a percentage of net sales, operating profit decreased to 0.9% in the most recent period from 7.1% in the comparable period of last year.

Our Packaging Segment operating profit increased slightly to $12.8 million (15.0% of net sales) in the current period compared to $12.6 million (15.5% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($7.6) million or (17.5%) of net sales in the current period compared to profit of $2.4 million or 7.8% of net sales in the previous year. Other operating profit improved to $0.9 million (2.6% of net sales) in the current period compared to $0.4 million or (1.2% of net sales) in the previous period.

Interest expense increased to $27.0 million (16.6% of net sales) in fiscal 2006 from $21.8 million (15.2% of net sales) in fiscal 2005 due to the inclusion of a $3.8 million, non-cash charge reflecting the accretion of our Series A Redeemable preferred stock to its mandatory redemption amount, as well as higher average debt levels and interest rates.

Unrealized gain on derivative transactions was $2.3 million or 1.4% of net sales in fiscal 2006 compared to $3.2 or 2.2% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($23.2) million or (14.3%) of net sales for fiscal 2006 compared to a loss of ($9.0) million or (6.3%) of net sales for fiscal 2005.

Income tax expense was $1.1 million for fiscal 2006 compared to $0.9 million for fiscal 2005 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset

Net loss, as a result, was a loss of ($24.3) million for fiscal 2006 or (14.9%) of net sales compared with a loss of ($9.9) million for fiscal 2005 or (6.9%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 2005, net cash generated in operating activities was $32.2 million compared to $16.6 million of cash generated in operating activities in the first quarter of the prior year. The $15.6 million increase was due primarily to a normal seasonal reduction in accounts receivable at our garden hose operations coupled with a smaller increase in inventories compared to last year. These working capital improvements were offset by greater operating losses in fiscal 2006. Other various year-over-year changes in operating assets, accrued expenses (including interest expense) and liabilities, are generally due to offsetting timing differences.

In June, 2005 we arranged a new $65 million asset backed credit facility. As of November 14, 2005 we have no borrowings under this facility.

Working capital at September 30, 2005 was $174.8 million compared to $200.8 million at July 1, 2005. The $26 million decrease was primarily due to operating losses as well as a reduction of long term debt.

 Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the quarters ended September 30, 2005 and October 1, 2004 were $3.3 million and $5.9 million, respectively. We believe that we will be able to pass along expected higher raw material costs to our garden hose customers during fiscal 2006 and consequently, cash generated from operations plus funds available under our new asset backed facility will be sufficient to meet our needs and to provide us with the flexibility to make capital expenditures and other investments which we believe are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. As of September 30, 2005 the notional amount of the swaps is approximately $269.2 million.

Portfolio theory and empirical evidence suggested that the change in value of a basket of LIBOR benchmarks would be less volatile than the change in value of a single benchmark. Since 2000, this has generally been our experience.

In conjunction with our swap contracts we also purchased an interest rate cap. We believe the reduced volatility created by the interest rate swaps made the interest rate cap less expensive.

We recorded an unrealized gain from derivative transactions of $2.3 million and $3.2 million in the first quarters of fiscal 2006 and 2005, respectively.

Our Senior debt and our Senior Subordinated Notes include various covenants, the most restrictive of which limit our incremental debt and capital expenditures. The availability of borrowings under our new asset based facility is subject to a borrowing base limitation equal to the lesser of the borrowing base as defined in the asset backed agreement and the then effective commitments under the new asset based facility minus such availability reserves as the administrative agent, in its sole discretion, deems appropriate.

ITEM 4.  CONTROLS AND PROCEDURES

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

As previously disclosed on Form 8-K, in fiscal 2005, management identified certain overstated inventory valuations at its American Gasket & Rubber Division ("AGR"), totaling approximately $6.8 million, resulting in a $2.8 million reduction in fiscal 2005 operating profit, a $2.7 million reduction in fiscal 2004 operating profit and a restatement of Tekni-Plex's financial statements for those periods. Management promptly reported the inventory overstatement at AGR to the Board, the Audit Committee and BDO Seidman, LLP, our independent registered public accounting firm. The Audit Committee subsequently engaged counsel to supervise an internal investigation of the circumstances leading to the inventory overstatement. Counsel to the Audit Committee, in turn, engaged a forensic accounting firm to assist it in the investigation. The investigation determined that prior accounting management at AGR, from at least 2001 through fourth-quarter 2005, made unsupported adjustments to cost of goods sold that had the effect both of improving the appearance within Tekni-Plex of the financial performance of AGR and increasing the value of AGR's ending inventory. Tekni-Plex has terminated the employment of the accounting manager who made these adjustments and re-assigned his direct supervisor to functions that do not include accounting supervision. As part of the internal investigation, the investigative team made certain remedial recommendations to the Audit Committee, including that (1) a divisional controller or a manager delegated by a divisional controller be assigned responsibility, on a regular basis, to conduct a substantive review of AGR's financial statements, and that a similar structure of review be instituted with respect to other decentralized businesses of Tekni-Plex; (2) reporting by AGR accounting management be direct to Tekni-Plex corporate accounting; (3) notification be distributed to all Tekni-Plex accounting employees on a periodic basis instructing them that any difficulties in accounting or the use of the company's accounting systems be reported timely to Tekni-Plex corporate accounting; (4) in annual performance reviews of accounting and bookkeeping personnel, all reviewing personnel be required to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally, (5) Tekni-Plex apply additional resources to ensure that all of its site controllers and staff are trained properly in the use of company accounting systems, (6) in addition to establishing a hotline through which employees may report problems, Tekni-Plex publish to its employees a statement of ethics and periodically circulate written reminders to all employees that the company expects its employees (a) to perform all functions consistent with established accounting and legal standards and high ethics, and
(b) to report any accounting difficulties to Tekni-Plex's corporate office. Lastly, the investigative team recommended that full consideration be given to establishing, or out-sourcing, an adequately staffed internal audit function. In fiscal 2006, the Audit Committee adopted these recommendations. In response to the findings above, Tekni-Plex has:

(1) terminated the employment of an individual directly responsible for the inventory restatements,

(2)  improved training for the accounting staff of AGR,

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

Prior to the identification of the accounting overstatement at AGR, and in response to material weaknesses identified by BDO last year, Tekni-Plex has committed to increase and reorganize its finance staff with a strong emphasis on internal audit. This process is ongoing.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of September 30, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer determined that deficiencies in our internal control over financial reporting have caused the Company's disclosure controls and procedures to not be effective today. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure the accuracy and timeliness of financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

Except as disclosed above, in the first quarter of fiscal 2006, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     31.1 Certification of Chairman and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2   Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1   Certification of Chairman and Chief Executive Officer and Chief
            Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEKNI-PLEX, INC.

November 14, 2004


By: /s/ F. Patrick Smith
    ---------------------------------
    F. Patrick Smith
    Chairman of the Board and Chief
    Executive Officer


By: /s/ James E. Condon
    ---------------------------------
    James E. Condon
    Vice President and Chief Financial
    Officer