Form 10-Q
period 2005-12-30
TEKNI PLEX INC
filed 2006-02-13
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer[ ]     Accelerated filer[ ]     Non-accelerated filer[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                                TEKNI-PLEX, INC.

                                                                                                                               PAGE
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
            Consolidated Balance Sheets as of December 30, 2005 (unaudited) and July 1, 2005................................      3
            Consolidated Statements of Operations for the six months and three months ended December 30, 2005 and December
             31, 2004.......................................................................................................      4
            Consolidated Statements of Comprehensive Income (Loss) for the six months and  three months ended December 30,
             2005 and December 31, 2004.....................................................................................      4
            Consolidated Statements of Cash Flows for the six months ended December 30, 2005 and  December 31, 2004.........      5
            Notes to Consolidated Financial Statements......................................................................   6-13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................  14-18
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................................     18
ITEM 4. CONTROLS AND PROCEDURES.............................................................................................  18-20
PART II. OTHER INFORMATION
Item 1. Legal proceedings...................................................................................................     20
Item 2. Changes in securities...............................................................................................     20
Item 3. Defaults upon senior securities.....................................................................................     20
Item 4. Submission of matters to a vote of securities holders...............................................................     20
Item 5. Subsequent events...................................................................................................     20
Item 6. Exhibits............................................................................................................     20

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                        DECEMBER 30,     JULY 1,
                                                                                                            2005          2005
                                                                                                         (UNAUDITED)    (AUDITED)
                                                                                                        ------------   ------------
ASSETS
CURRENT:
  Cash                                                                                                  $     14,537   $     18,584
  Accounts receivable, net of allowances of $6,241 and $9,144 respectively                                    82,104        138,383
  Inventories                                                                                                157,884        129,617
  Prepaid expenses and other current assets                                                                   10,574          5,845
                                                                                                        ------------   ------------
      TOTAL CURRENT ASSETS                                                                                   265,099        292,429
PROPERTY, PLANT AND EQUIPMENT, NET                                                                           170,764        176,182
GOODWILL                                                                                                     163,401        198,532
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION  OF $5,834 AND $4,943 RESPECTIVELY                          5,156          6,110
DEFERRED CHARGES, NET OF ACCUMULATED  AMORTIZATION OF $14,062 AND $12,817 RESPECTIVELY                        15,672         16,677
OTHER ASSETS                                                                                                   1,729          1,765
                                                                                                        ------------   ------------
                                                                                                        $    621,821   $    691,695
                                                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt                                                                     $      1,235   $      1,082
  Accounts payable - trade                                                                                    34,787         48,060
  Accrued payroll and benefits                                                                                12,807         12,185
  Accrued interest                                                                                            14,400          6,385
  Accrued liabilities - other                                                                                 25,127         17,508
  Income taxes payable                                                                                         2,618          6,391
                                                                                                        ------------   ------------
      TOTAL CURRENT LIABILITIES                                                                               90,974         91,611

LONG-TERM DEBT                                                                                               745,091        744,613
SERIES A REDEEMABLE PREFERRED STOCK                                                                           67,508         54,822
OTHER LIABILITIES                                                                                             10,507         13,976
                                                                                                        ------------   ------------
      TOTAL LIABILITIES                                                                                      914,080        905,022
                                                                                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock                                                                                                    --             --
  Additional paid-in capital                                                                                 188,018        188,018
  Accumulated other comprehensive loss                                                                       (10,399)       (10,294)
  Retained earnings                                                                                         (249,355)      (170,528)
  Less: Treasury stock                                                                                      (220,523)      (220,523)
                                                                                                        ------------   ------------
      TOTAL STOCKHOLDERS' DEFICIT                                                                           (292,259)      (213,327)
                                                                                                        ------------   ------------
                                                                                                        $    621,821   $    691,695
                                                                                                        ============   ============

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                DECEMBER 30,       DECEMBER 31,     DECEMBER 30,    DECEMBER 31,
                                                                    2005               2004             2005            2004
                                                                ------------       ------------     ------------    ------------
NET SALES                                                        $  152,396         $  138,247       $  315,147      $  281,708
COST OF SALES                                                       129,922            113,124          274,165         228,170
                                                                 ----------         ----------       ----------      ----------
GROSS PROFIT                                                         22,474             25,123           40,982          53,538
OPERATING EXPENSES:
  Selling, general and administrative                                49,122             14,200           64,136          30,043
  Integration expense                                                 1,339              2,219            3,396           4,822
                                                                 ----------         ----------       ----------      ----------
OPERATING PROFIT (LOSS)                                             (27,987)             8,704          (26,550)         18,673
OTHER EXPENSES:
  Interest expense                                                   25,493             20,354           52,445          42,157
  Unrealized gain on derivative contracts                              (250)            (1,008)          (2,525)         (4,184)
  Other expenses                                                        138                420              118             782
                                                                 ----------         ----------       ----------      ----------
LOSS BEFORE INCOME TAXES                                            (53,368)           (11,062)         (76,588)        (20,082)
PROVISION FOR INCOME TAXES                                            1,160                660            2,239           1,524
                                                                 ----------         ----------       ----------      ----------
NET LOSS                                                         $  (54,528)        $  (11,722)      $  (78,827)     $  (21,606)
                                                                 ==========         ==========       ==========      ==========
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS                                                         $  (54,528)        $  (11,722)      $  (78,827)     $  (21,606)
OTHER COMPREHENSIVE INCOME (LOSS)
  Foreign currency translation adjustment                               (81)             4,087             (105)          5,726
                                                                 ----------         ----------       ----------      ----------
COMPREHENSIVE LOSS                                               $  (54,609)        $   (7,635)      $  (78,932)     $  (15,880)
                                                                 ==========         ==========       ==========      ==========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                                           SIX MONTHS ENDED
                                                                                                     DECEMBER 30,    DECEMBER 31,
                                                                                                         2005            2004
                                                                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                            $  (78,827)    $    (21,606)
  Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                                       15,785           15,253
      Goodwill impairment                                                                                 35,131               --
      Unrealized (gain) loss on derivative contracts                                                      (2,525)          (4,184)
      Interest accretion on Series A Redeemable Preferred Stock                                            7,263               --
      Deferred income taxes                                                                                   --               32
  Changes in operating assets and liabilities:
      Accounts receivable                                                                                 56,479           52,800
      Inventories                                                                                        (28,342)         (44,819)
      Prepaid expenses and other current assets                                                           (4,889)           1,645
      Income taxes                                                                                        (3,773)          (1,035)
      Accounts payable-trade                                                                             (13,525)         (18,320)
      Accrued interest                                                                                     8,015             (618)
      Accrued expenses and other liabilities                                                               7,467            1,569
                                                                                                      ----------     ------------
          Net cash used in operating activities                                                           (1,741)         (19,283)
                                                                                                      ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                                (7,466)         (13,357)
      Acquisition costs                                                                                       --              (39)
      Additions to intangibles                                                                                62           (1,078)
      Deposits and other assets                                                                               36              (36)
                                                                                                      ----------     ------------
          Net cash used in investing activities                                                           (7,368)         (14,510)
                                                                                                      ----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      (Repayments) borrowings of long-term debt                                                             (140)          17,336
     Proceeds from issuance of Series A Redeemable Preferred Stock                                         5,423               --
     Debt financing costs                                                                                   (240)            (500)
                                                                                                      ----------     ------------
          Net cash provided by financing activities                                                        5,043           16,836
                                                                                                      ----------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                                       19             (315)
                                                                                                      ----------     ------------
Net decrease in cash                                                                                      (4,047)         (17,272)
Cash, beginning of period                                                                                 18,584           29,735
                                                                                                      ----------     ------------
Cash, end of period                                                                                   $   14,537     $     12,463
                                                                                                      ==========     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid for:
             Interest                                                                                 $   36,376     $     42,225
             Income taxes                                                                                  2,468            2,502

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 1 - GENERAL

DESCRIPTION OF BUSINESS

We are a global, diversified manufacturer of packaging components, products and materials as well as tubing products. We primarily serve the food, healthcare and consumer markets. We have built leadership positions in our core markets, and focus on vertically integrated production of highly specialized products. We have operations in the United States, Europe, Argentina and Canada. We believe that our end market and product line diversity has the effect of reducing overall risk related to any single product or customer. Our operations are aligned under two business segments: Packaging and Tubing Products. Products that do not fit in either of these two segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. Representative product lines in each of our business segments are listed below:

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

The results for the second quarter of fiscal 2006 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at December 30, 2005. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended July 1, 2005.

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

1st Quarter                $(1.0) million
2nd Quarter                $(0.9) million
3rd Quarter                $(1.0) million
4th Quarter                $(0.0) million
Total Fiscal 2005          $(2.8) million

Results of operations for the first half and second quarter of fiscal 2005 have been restated herein. Management has concluded that the impact of these errors on interim reporting periods filed under Form 10-Q during fiscal 2005 are not material. Consequently investors can continue to rely on all financial reports filed during fiscal 2005 on Form 10-Q.

The following table sets forth selected line items from the Company's historical consolidated statements of operations that are affected by the restatement on a restated basis and as previously reported.

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                             DECEMBER 31, 2004            DECEMBER 31, 2004
                                         AS RESTATED    AS REPORTED  AS RESTATED   AS REPORTED
                                         -----------   ------------  -----------   ------------
Cost of Sales                            $   113,124   $   112,225   $   228,170    $  226,311
Net (Loss)                               $  ( 11,722)  $  ( 10,823)  $  ( 21,606)   $  (19,747)

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

NOTE 2 - INVENTORIES

Inventories as of December 30, 2005 and July 1, 2005 are summarized as follows:

                                          DECEMBER 30, 2005   JULY 1, 2005
                                          -----------------   ------------
Raw materials                               $    68,619       $    53,450
Work-in-process                                  12,274            12,466
Finished goods                                   76,991            63,701
                                            -----------       -----------
                                            $   157,884       $   129,617
                                            -----------       -----------

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                               DECEMBER 30, 2005   JULY 1, 2005
                                                                                               -----------------   ------------
Revolving line of credit                                                                          $    12,000      $    12,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June 15, 2010 (less unamortized
  discount of $1,695  and $1,883)                                                                 $   273,305      $   273,117
Senior Subordinated Notes issued May 2002 at 12-3/4% due June 15, 2010 (plus unamortized
  premium of $325 and $362)                                                                            40,325           40,362
 Senior Secured Notes issued November 21, 2003 at 8-3/4% due November 15, 2013 (less
  unamortized discount of $5,987 and $6,365)                                                          269,013          268,635
 Senior Secured Notes issued June 10, 2005 at 10.87% due August 15, 2012 (less unamortized
  discount of $3,140 and $3,375)                                                                      146,860          146,625
 Series A Redeemable Preferred Stock                                                                   67,508           54,822
Other, primarily foreign term loans, with interest rates ranging from 4.44% to
5.44% and maturities from 2005 to 2010                                                                  4,823            4,956
                                                                                                  -----------      -----------
                                                                                                      813,834          800,517
 Less: Current maturities                                                                               1,235            1,082
                                                                                                  -----------      -----------
                                                                                                  $   812,599      $   799,435
                                                                                                  ===========      ===========

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

                                                                             TUBING
                                                        PACKAGING            PRODUCTS          OTHER          TOTAL
                                                   ------------------    ----------------    -----------    -----------
Three Months Ended December 30, 2005
Revenues from external customers                   $           92,905    $         23,508    $    35,983    $   152,396
Interest expense                                                8,136              11,959          5,398         25,493
Depreciation and amortization                                   3,435               2,350          1,879          7,664
Segment income (loss) from operations                          14,887             (39,278)            14        (24,377)
Expenditures for segment assets                                 2,632                 632            577          3,841
                                                   ------------------    ----------------    -----------    -----------
Three Months Ended December 31, 2004
Revenues from external customers                   $           83,310    $         25,322    $    29,615    $   138,247
Interest expense                                                6,476               9,551          4,327         20,354
Depreciation and amortization                                   3,619               2,123          1,677          7,419
Segment income (loss) from operations                          11,440               2,158           (873)        12,725
Capital Expenditures for segment assets                         4,811                 726          1,749          7,286
                                                   ------------------    ----------------    -----------    -----------

                                                                              TUBING
                                                        PACKAGING             PRODUCTS          OTHER          TOTAL
                                                   ------------------    ----------------    -----------    -----------
Six months ended  December 30, 2005
Revenues from external  Customers                  $          177,962    $         66,729    $    70,456    $   315,147
Interest expense                                               16,747              24,597         11,101         52,445
Depreciation and  Amortization                                  6,954               4,594          3,725         15,273
Income (loss) from operations                                  27,658             (46,836)           847        (18,331)
Capital Expenditures for segment Assets                         4,359               1,159          1,597          7,115
                                                   ------------------    ----------------    -----------    -----------

Six months ended  December 31, 2004
Revenues from external  Customers                  $          165,072    $         56,358    $    60,278    $   281,708
Interest expense                                               13,427              19,782          8,948         42,157
Depreciation and  Amortization                                  7,276               4,196          3,269         14,741
Segment income (loss) from operations                          24,082               4,571           (509)        28,144
Capital Expenditures for segment Assets                         8,153               1,829          2,993         12,975
                                                   ------------------    ----------------    -----------    -----------

                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          DECEMBER 30,     DECEMBER 31,     DECEMBER 30   DECEMBER 31,
                                                              2005            2004            2005           2004
                                                          ------------     ------------     -----------   ------------
PROFIT OR LOSS
Total operating profit for reportable segments             $  (24,377)     $   12,725       $  (18,331)    $   28,144
Corporate and eliminations                                     (3,610)         (4,021)          (8,219)        (9,471)
                                                           ----------      ----------       ----------     ----------
     Consolidated total                                    $  (27,987)     $    8,704       $  (26,550)    $   18,673
                                                           ===========     ==========       ===========    ==========
DEPRECIATION AND AMORTIZATION
Segment totals                                             $    7,664      $    7,419       $   15,273     $   14,741
Corporate                                                         256             256              512            512
                                                           ----------      ----------       ----------     ----------
     Consolidated total                                    $    7,920      $    7,675       $   15,785     $   15,253
                                                           ==========      ==========       ==========     ==========
CAPITAL EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures                      $    3,841      $    7,286       $    7,115     $   12,975
Other unallocated expenditures                                    345             153              351            382
                                                           ----------      ----------       ----------     ----------
     Consolidated total                                    $    4,186      $    7,439       $    7,466     $   13,357
                                                           ==========      ==========       ==========     ==========

SEGMENT ASSETS

                                                                         TUBING
                                                           PACKAGING    PRODUCTS      OTHER        TOTAL
                                                         -----------   ----------  -----------  -----------
December 30, 2005                                        $   258,303   $  212,984  $   142,019  $   613,306
                                                         -----------   ----------  -----------  -----------
July 1, 2005                                                 255,827      295,176      132,166      683,169
                                                         -----------   ----------  -----------  -----------

                                                                          DECEMBER 30, 2005   JULY 1, 2005
                                                                          -----------------   ------------
TOTAL ASSETS

Total assets from reportable segments                                       $   613,306       $   683,169
Other unallocated amounts                                                         8,515             8,526
                                                                            -----------       -----------
    Consolidated total                                                      $   621,821       $   691,695
                                                                            ===========       ===========

GEOGRAPHIC INFORMATION

                                THREE MONTHS ENDED                SIX MONTHS ENDED
                           DECEMBER 30,    DECEMBER 31,     DECEMBER 30,    DECEMBER 31,
                               2005            2004             2005            2004
                           ------------    ------------     ------------    ------------
REVENUES
United States               $  131,157      $  117,728       $  274,199      $  239,838
International                   21,239          20,519           40,948          41,870
                            ----------      ----------       ----------      ----------
  Total                     $  152,396      $  138,247       $  315,147      $  281,708
                            ==========      ==========       ==========      ==========

                                     DECEMBER 30, 2005    JULY 1, 2005
                                     -----------------    ------------
LONG-LIVED ASSETS
United States                           $   324,614       $   364,864
International                                32,108            34,402
                                        -----------       -----------
  Total                                 $   356,722       $   399,266
                                        ===========       ===========

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

                      Consolidated Statement of Operations
                                 (in thousands)
                                  (Unaudited)
                  For the three months ended December 30, 2005

                                                                                                  NON-
                                                    TOTAL        ISSUER       GUARANTORS       GUARANTORS
                                                 -----------   -----------    -----------      ----------
Net sales                                        $   152,396   $    51,391    $    79,766      $   21,239
Cost of sales                                        129,922        36,905         76,290          16,727
                                                 -----------   -----------    -----------      ----------
Gross profit                                          22,474        14,486          3,476           4,512
Operating expenses:
  Selling, General and administrative                 49,122         6,816         40,101           2,205
  Integration expense                                  1,339           390            949              --
                                                 -----------   -----------    -----------      ----------
Operating profit (loss)                              (27,987)        7,280        (37,574)          2,307
Interest expense (income) net                         25,493        25,446            (50)             97
Unrealized gain on derivative contracts                 (250)         (250)            --              --
Other expense (income)                                   138          (266)          (415)            819
                                                 -----------   -----------    -----------      ----------
Income (loss) before income taxes                    (53,368)      (17,650)       (37,109)          1,391
Provision (benefit) for income taxes                   1,160             7            542             611
                                                 -----------   -----------    -----------      ----------
Net income(loss)                                 $   (54,528)  $   (17,657)   $   (37,651)     $      780
                                                 ===========   ===========    ===========      ==========

                      Consolidated Statement of Operations
                                 (in thousands)
                   For the six months ended December 30, 2005

                                                                                                   NON-
                                                     TOTAL        ISSUER       GUARANTORS      GUARANTORS
                                                 -----------   -----------     ----------      ----------
Net sales                                        $   315,147   $    97,217     $  176,982      $   40,948
Cost of goods sold                                   274,165        70,780        169,693          33,692
                                                 -----------   -----------     ----------      ----------
Gross profit                                          40,982        26,437          7,289           7,256
Operating expenses:
  Selling, General and administrative                 64,136        13,301         46,549           4,286
  Integration expense                                  3,396           930          2,466              --
                                                 -----------   -----------     ----------      ----------
Operating profit (loss)                              (26,550)       12,206        (41,726)          2,970
Interest expense (income), net                        52,445        52,335             --             110
Unrealized loss on derivative contracts               (2,525)       (2,525)            --              --
Other expense (income)                                   118          (536)          (908)          1,562
                                                 -----------   -----------     ----------      ----------
Income (loss) before income taxes                    (76,588)      (37,068)       (40,818)          1,298
Provision (benefit) for income taxes                   2,239             7            542           1,690
                                                 -----------   -----------     ----------      ----------
Net income (loss)                                $   (78,827)  $   (37,075)    $  (41,360)     $     (392)
                                                 ===========   ===========     ===========     ==========

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                   For the three months ended December 31,2004

                                                                                                                      NON-
                                                                         TOTAL         ISSUER        GUARANTORS    GUARANTORS
                                                                    -------------  -------------    ------------  ------------
Net sales                                                           $     138,247  $      44,726    $     73,002  $     20,519
Cost of goods sold                                                        112,225         33,659          61,490        17,076
                                                                    -------------  -------------    ------------  ------------
Gross profit                                                               26,022         11,067          11,512         3,443
Operating expenses:
  Selling, General and administrative                                      14,200          6,118           5,830         2,252
  Integration expense                                                       2,219            611           1,608            --
                                                                    -------------  -------------    ------------  ------------
Operating profit                                                            9,603          4,338           4,074         1,191
Interest expense (income), net                                             20,354         20,340             (17)           31
Unrealized gain on derivative contracts                                    (1,008)        (1,008)             --            --
Other expense (income)                                                        420           (224)           (666)        1,310
                                                                    -------------  -------------    ------------  ------------
Income (loss) before income taxes                                         (10,163)       (14,770)          4,757          (150)
Provision (benefit) for income taxes                                          660         (1,700)          1,700           660
                                                                    -------------  -------------    ------------  ------------
Net income (loss)                                                   $     (10,823) $     (13,070)   $      3,057  $       (810)
                                                                    =============  =============    ============  ============

                      Consolidated Statement of Operations
                                 (in thousands)
                   For the six months ended December 31, 2004

                                                                                                                      NON-
                                                                         TOTAL         ISSUER        GUARANTORS    GUARANTORS
                                                                    -------------  -------------    ------------  ------------
Net sales                                                           $     281,708  $      86,961    $    152,877  $     41,870
Cost of sales                                                             226,311         64,567         128,655        33,089
                                                                    -------------  -------------    ------------  ------------
Gross profit                                                               55,397         22,394          24,222         8,781
Operating expenses:
  Selling, General and administrative                                      30,043         13,681          12,058         4,304
  Integration expense                                                       4,822          1,166           3,656            --
                                                                    -------------  -------------    ------------  ------------
Operating profit                                                           20,532          7,547           8,508         4,477
Interest expense (income) net                                              42,157         42,123             (33)           67
Unrealized gain on derivative contracts                                    (4,184)        (4,184)             --            --
Other expense (income)                                                        782           (459)           (869)        2,110
                                                                    -------------  -------------    ------------  ------------
Income (loss) before income taxes                                         (18,223)       (29,933)          9,410         2,300
Provision (benefit) for income taxes                                        1,524         (3,300)          3,300         1,524
                                                                    -------------  -------------    ------------  ------------
Net income(loss)                                                    $     (19,747) $     (26,633)   $      6,110  $        776
                                                                    =============  =============    ============  ============

           Condensed Consolidated Balance Sheet - at December 30, 2005

                                                                                                                    NON-
                                               TOTAL         ELIMINATIONS          ISSUER         GUARANTORS     GUARANTORS
                                            ------------     -------------       -----------     -----------     ----------
Current assets                              $    265,099     $          --       $    42,819     $   166,867     $   55,413
Property, plant and equipment, net               170,764                --            42,650         105,767         22,347
Intangible assets, net                           168,557                --            15,261         143,684          9,612
Investment in subsidiaries                            --          (520,622)          520,622              --             --
Deferred income taxes                                 --                --             8,502          (8,502)            --
Deferred charges, net                             15,672                --            15,556             116             --
Other assets                                       1,729          (644,550)          358,653         287,477            149
                                            ------------     -------------       -----------     -----------     ----------
  Total assets                              $    621,821     $  (1,165,172)      $ 1,004,063     $   695,409     $   87,521
                                            ============     =============       ===========     ===========     ==========
Current liabilities                         $     90,974     $          --       $    35,641     $    34,771     $   20,562
Long-term debt                                   745,091                --           741,503              --          3,588
Preferred Stock                                   67,508                --            67,508              --             --
Other long-term liabilities                       10,507          (644,550)          443,495         193,200         18,362
                                            ------------     -------------       -----------     -----------     ----------
  Total liabilities                              914,080          (644,550)        1,288,147         227,971         42,512
                                            ------------     -------------       -----------     -----------     ----------
Additional paid-in capital                       188,018          (313,529)          188,011         296,771         16,765
Retained earnings (deficit)                     (249,355)         (207,093)         (249,356)        181,377         25,717
Other comprehensive income (loss)                (10,399)               --            (2,216)        (10,710)         2,527
Less: Treasury stock                            (220,523)               --          (220,523)             --             --
                                            ------------     -------------       -----------     -----------     ----------
 Total stockholders' equity(deficit)            (292,259)         (520,622)         (284,084)        467,438         45,009
                                            ------------     -------------       -----------     -----------     ----------
                                            $    621,821     $  (1,165,172)      $ 1,004,063     $   695,409     $   87,521
                                            ============     =============       ===========     ===========     ==========

             Condensed Consolidating Balance Sheet - at July 1, 2005

                                                                                                                            NON-
                                                      TOTAL         ELIMINATIONS         ISSUER          GUARANTORS      GUARANTORS
                                                --------------    ---------------   ---------------    -------------    -----------
Current assets                                  $      292,429    $            --   $        38,998    $     192,614    $    60,817
Property, plant and equipment, net                     176,182                 --            42,397          109,750         24,035
Intangible assets                                      204,642                 --            15,268          179,210         10,164
Investment in subsidiaries                                  --           (562,374)          562,374               --             --
Deferred financing costs, net                           16,677                 --            16,561              116             --
Other long-term assets                                   1,765           (592,288)          379,589          214,261            203
                                                --------------    ---------------   ---------------    -------------    -----------
  Total assets                                  $      691,695    $    (1,154,662)  $     1,055,187    $     695,951    $    95,219
                                                ==============    ===============   ===============    =============    ===========
Current liabilities                                     91,611                 --            27,709           39,040         24,862
Long-term debt                                         744,613                 --           740,739               --          3,874
Series A Redeemable Preferred stock                     54,822                 --            54,822               --             --
Other long-term liabilities                             13,976           (592,288)          437,185          148,101         20,978
                                                --------------    ---------------   ---------------    -------------    -----------
  Total liabilities                                    905,022           (592,288)        1,260,455          187,141         49,714
                                                --------------    ---------------   ---------------    -------------    -----------
Additional paid-in capital                             188,018           (313,529)          187,999          296,783         16,765
Retained earnings (accumulated deficit)               (170,528)          (248,845)         (170,528)         222,736         26,109
Accumulated other comprehensive (income) loss          (10,294)                --            (2,216)         (10,709)         2,631
Treasury stock                                        (220,523)                --          (220,523)              --             --
                                                --------------    ---------------   ---------------    -------------    -----------
  Total stockholders' deficit                         (213,327)          (562,374)         (205,268)         508,810         45,505
                                                --------------    ---------------   ---------------    -------------    -----------
  Total liabilities and stockholders' deficit   $      691,695    $    (1,154,662)  $     1,055,187    $     695,951    $    95,219
                                                ==============    ===============   ===============    =============    ===========

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                   For the six months ended December 30, 2005

                                                                                                                         NON-
                                                                        TOTAL           ISSUER        GUARANTORS      GUARANTORS
                                                                   -------------    -------------    ------------    -----------
Net cash provided by (used in) operating activities                $      (1,741)   $     (25,644)   $     23,116    $       787
                                                                   -------------    -------------    ------------    -----------
Cash flows from Investing activities:
 Capital expenditures                                                     (7,466)          (2,595)         (4,781)           (90)
 Additions to intangibles                                                     62             (107)             --            169
 Deposits and other assets                                                    36               (3)             93            (54)
                                                                   -------------    -------------    ------------    -----------
  Net cash provided by (used in) investing activities              $      (7,368)   $      (2,705)   $     (4,688)   $        25
                                                                   -------------    -------------    ------------    -----------
Cash flows from financing activities:
Repayment/Borrowings of line of credit                                      (140)              (7)             --           (133)
 Proceeds from Issuance of Series A Redeemable Preferred Stock             5,423            5,423              --             --
 Debt financing                                                             (240)            (240)             --             --
 Change in intercompany accounts                                              --           20,859         (23,286)         2,427
                                                                   -------------    -------------    ------------    -----------
  Net cash flows provided by (used in) financing activities                5,043           26,036         (23,286)         2,294
                                                                   -------------    -------------    ------------    -----------

Effect of exchange rate changes on cash                                       19               --              --             19
                                                                   -------------    -------------    ------------    -----------
Net increase (decrease) in cash                                           (4,047)          (2,314)         (4,858)         3,125
Cash, beginning of period                                                 18,584            7,150           7,732          3,702
                                                                   -------------    -------------    ------------    -----------
Cash, end of period                                                $      14,537    $       4,836    $      2,874    $     6,827
                                                                   =============    =============    ============    ===========

                   For the six months ended December 31, 2004

                                                                                                                        NON-
                                                                     TOTAL         ISSUER         GUARANTORS         GUARANTORS
                                                                 -------------  -------------    ------------       ------------
Net cash provided by (used in) operating activities              $     (19,283) $     (41,338)   $     10,662       $     11,393
                                                                 -------------  -------------    ------------       ------------
Cash flows from Investing activities:

 Capital expenditures                                                  (13,357)        (2,209)         (8,032)            (3,116)
 Acquisition costs                                                         (39)           (39)             --                 --
 Additions to intangibles                                               (1,078)          (173)            (44)              (861)
 Deposits and other assets                                                 (36)           (36)             --                 --
                                                                 -------------  -------------    ------------       ------------
  Net cash used in investing activities                          $     (14,510) $      (2,457)   $     (8,076)      $     (3,977)
                                                                 -------------  -------------    ------------       ------------

Cash flows from financing activities
  (Repayments) borrowings of long term debt                             17,336         17,629              --               (293)
Debt financing costs                                                      (500)          (500)             --                 --
Change in intercompany accounts                                             --         18,917          (8,715)           (10,202)
                                                                 -------------  -------------    ------------       ------------
  Net cash flows provided by (used in) financing activities             16,836         36,046          (8,715)           (10,495)
                                                                 -------------  -------------    ------------       ------------
Effect of exchange rate changes on cash                                   (315)            --              --               (315)
                                                                 -------------  -------------    ------------       ------------
Net decrease in cash                                                   (17,272)        (7,749)         (6,129)            (3,394)
Cash, beginning of period                                               29,735         11,890           8,923              8,922
                                                                 -------------  -------------    ------------       ------------
Cash, end of period                                              $      12,463  $       4,141    $      2,794       $      5,528
                                                                 =============  =============    ============       ============

NOTE 7 - ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through December 30, 2005 are as follows:

                                                  BALANCE        COSTS CHARGED TO             BALANCE
                                                 JULY 2005           RESERVE              DECEMBER 30, 2005
                                                ----------       ----------------         -----------------
Legal, environmental and other                  $    1,144       $             16         $           1,128
                                                ----------       ----------------         -----------------
                                                $    1,144       $             16         $           1,128
                                                ==========       ================         =================

The remaining legal, environmental and other costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through December 30, 2005 are as follows:

                                                  BALANCE        COSTS CHARGED             BALANCE
                                                 JULY 2005        TO RESERVE          DECEMBER 30, 2005
                                                ----------       -------------        -----------------
Legal and environmental                         $      965       $         112        $            853
                                                ----------       -------------        -----------------
                                                $      965       $         112        $            853
                                                ==========       =============        ================

The remaining legal and environmental costs are expected to extend over the next four years.

NOTE 8 - GOODWILL IMPAIRMENT

In recent years our garden hose operations have not been profitable. While we believe the price increases we have secured for the 2006 selling season will return these operations to profitability, we have lost some market share for the upcoming selling season. In the near term we expect to reduce the production capacity at our Swan operations to reflect our reduced market share. In accordance with SFAS 142, we have tested for impairment of goodwill for the operating segment taken as a whole. As a result of our lost market share in our garden hose operations, we analyzed the carrying value of our Tubing Segment goodwill by each reporting unit within the segment, using a discounted cash flow analysis as of the end of our 2nd quarter. Our analysis has resulted in a $35.1 million reduction in goodwill at one reporting unit which is included in the selling general and administrative expenses of our Tubing Segment.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 30, 2005 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2004

Net sales increased to $152.4 million in the second quarter fiscal 2006 from $138.2 million the same period last year, representing a 10.2% gain. Net sales in our Packaging Segment grew 11.5% to $92.9 million in the most recent period from $83.3 million in the comparable period of fiscal 2005 due to both higher selling prices and volumes. Net sales in our Tubing Products Segment decreased 7.2% to $23.5 million in fiscal 2006 from $25.3 million in fiscal 2005 Primarily due to softer garden hose sales in the second quarter of fiscal 2006 following unusually strong first quarter garden hose sales. Other net sales grew 21.5% to $36.0 million in fiscal 2006 compared to $29.6 million in the previous year primarily due to higher selling prices.

Our accruals for rebates, discounts and sales allowances increased to $12.3 million or 8.0% of net sales in fiscal 2006 compared to $6.6 million or 4.7% of net sales in fiscal 2005. The increase was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant quarters. The accrual for rebates, discounts and sales allowances was 8.0% of net sales in both the first and second quarters of fiscal 2006.

Cost of goods sold increased to $129.9 million in fiscal 2006 from $113.1 million in fiscal 2005. Expressed as a percentage of net sales, cost of goods sold increased to 85.3% in the current period compared to 81.8% in the prior period, primarily due to higher raw material costs.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. Between December, 2004 and December, 2005, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 21.9% and 34.8% respectively. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2006 selling season.

As previously discussed, our cost of goods sold includes a $0.9 million inventory write-down (0.1% of net sales) in fiscal 2005 to reflect inventory restatements at our American Gasket and Rubber Division.

Gross profit, as a result of the above, decreased to $22.5 million in the current period compared to $25.1 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 14.7% in the second quarter of fiscal 2006 from 18.2% in comparable period of last year.

Our Packaging Segment gross profit increased 15.7% to $22.4 million in fiscal 2006 from $19.4 million for fiscal 2005 due to both higher selling prices and higher sales volumes. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 24.2% in the current period from 23.3% in the previous period.

Our Tubing Products Segment gross profit decreased to a loss of ($1.6) million in fiscal 2006 from a profit of $5.0 million in fiscal 2005 as significantly higher raw material costs, particularly for plasticizers, more than offset the 3% to 6% price increases that went into effect in January at our garden hose unit. Expressed as a percentage of net sales, our Tubing Products Segment gross profit decreased to (6.9%) in the current period from 19.8% in the previous period.

Other gross profit increased to $1.7 million in fiscal 2006 from $0.7 million in fiscal 2005 primarily due to higher pricing. Expressed as a percentage of net sales, Other gross profit improved to 4.6% in fiscal 2006 from 2.4% a year earlier.

Selling, general and administrative expenses increased to $49.1 million in the most recent fiscal year from $14.2 million last year, due to the inclusion of a $35.1 million non-cash charge to write off the goodwill associated with our 2001 acquisition of Swan Hose. In recent years our garden hose operations have not been profitable. And, while we believe that the price increases we secured for the 2006 selling season will return these operations to profitability, we have lost some market share for the upcoming selling season. In the near term, we expect to reduce the production capacity at our Swan operations to reflect our reduced market share and accordingly we have deemed it appropriate to write-off the goodwill associated with these operations. Measured as a percentage of net sales, selling, general and administrative expenses increased to 32.2% in the current period from 10.3% in the previous period.

Integration expenses decreased to $1.3 million or 0.9% of net sales in fiscal 2006 from $2.2 million or 1.6% of net sales in fiscal 2005. The decrease was largely related to lower capital spending at our Elm facilities as well as the absence of charges associated with the closing of our Rockaway, New Jersey facility and consolidating its operations at our Clinton, Illinois and Clayton, North Carolina facilities in fiscal 2005. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                                                       2006    2005
                                                      ------  ------
Elm Packaging
  Material                                            $  0.7  $  1.0
  Labor                                                  0.2     0.4
  Overhead                                               0.3     0.5
Rockaway closing
  Material                                               0.0     0.1
  Labor                                                  0.0     0.0
  Overhead                                               0.0     0.2
  SG&A                                                   0.0     0.0
                                                      ------  ------
Total                                                 $  1.3  $  2.2
                                                      ======  ======

We expect the closing of our Rockaway facility to result in approximately $1.0 million of annual cost savings. We also expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, decreased to a loss of ($28.0) million in fiscal 2006 from a profit of $8.7 million in fiscal 2005. Expressed as a percentage of net sales, operating profit decreased to (18.4%) in the most recent period from 6.3% in the comparable period of last year.

Our Packaging Segment operating profit increased 30.1% to $14.9 million (16.0% of net sales) in the current period compared to $11.4 million (13.7% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($39.3) million in fiscal 2006 compared to a profit of $2.2 million in fiscal 2005. The 2006 quarter included a $35.1 million non-cash charge to write-off the goodwill associated with our Swan garden hose operations. Measured as a percent of net sales, our Tubing Segment operating profit declined to (167.1%) of net sales in the current period compared to 8.5% of net sales in the previous year. Our Other segment reported a $14,000 profit in the second quarter of fiscal 2006 compared to a loss of ($873,000) in the comparable period of 2005.

Interest expense increased to $25.5 million (16.7% of net sales) in fiscal 2006 from $20.4 million (14.7% of net sales) in fiscal 2005 due to the inclusion of a $3.8 million, non-cash charge reflecting the accretion of our Series A Redeemable preferred stock to its mandatory redemption amount, as well as higher average debt levels and interest rates.

Unrealized gain on derivative transactions was $0.3 million or 0.2% of net sales in fiscal 2006 compared to $1.0 or 0.7% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($53.4) million or (35.0%) of net sales for fiscal 2006 compared to a loss of ($11.1) million or (8.0%) of net sales for fiscal 2005.

Income tax expense was $1.2 million for fiscal 2006 compared to $0.7 million for fiscal 2005 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset.

Net loss, as a result, was a loss of ($54.5) million for fiscal 2006 or (35.8%) of net sales compared with a loss of ($11.7) million for fiscal 2005 or (8.5%) of net sales.

FIRST HALF OF FISCAL 2006 COMPARED TO THE FIRST HALF OF FISCAL 2005

Net sales increased to $315.1 million in the first half of fiscal 2006 from $281.7 million the same period last year, representing a 11.9% gain. Net sales in our Packaging Segment grew 7.8% to $178.0 million in the most recent period from $165.1 million in the comparable period of fiscal 2005 primarily due to both higher selling prices and volumes. Net sales in our Tubing Products Segment increased 18.4% to $66.7 million in fiscal 2006 from $56.4 million in fiscal 2005 primarily due to strong, weather-related demand for garden hose in the first quarter of fiscal 2006, offset by softer garden hose sales in the second quarter of fiscal 2006. Other net sales grew 16.9% to $70.5 million in fiscal 2006 compared to $60.3 million in the previous year primarily due to higher selling prices.

Our accruals for rebates, discounts and sales allowances increased to $25.2 million or 8.0% of net sales in fiscal 2006 compared to $14.6 million or 5.2% of net sales in fiscal 2005. The increase was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant periods.

Cost of goods sold increased to $274.2 million in fiscal 2006 from $228.2 million in fiscal 2005. Expressed as a percentage of net sales, cost of goods sold increased to 87.0% in the current period compared to 81.0% in the prior period, primarily due to higher raw material costs.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. Between December, 2004 and December 2005, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 21.9% and 34.8% respectively. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2006 season.

As previously discussed, in the first half of fiscal 2005 our cost of goods sold includes a $1.9 million inventory write-down (0.1% of net sales) to reflect inventory restatements at our American Gasket and Rubber Division.

Gross profit, as a result of the above, decreased to $41.0 million in the current period compared to $53.5 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 13.0% in the first half of fiscal 2006 from 19.0% in comparable period of last year.

Our Packaging Segment gross profit increased 7.4% to $43.2 million in fiscal 2006 from $40.2 million in fiscal 2005 due to both higher selling prices and higher sales volumes. Expressed as a percentage of net sales, Packaging Segment gross profit was flat at 24.3%.

Our Tubing Products Segment gross profit decreased to a loss of ($6.2) million in fiscal 2006 from a profit of $10.7 million in fiscal 2005 as significantly higher raw material costs, particularly for plasticizers, more than offset the 3% to 6% price increases that went into effect in January at our garden hose unit. Expressed as a percentage of net sales, our Tubing Products Segment gross profit decreased to (9.3%) in the current period from 19.0% in the previous period.

Other gross profit increased to $4.0 million in fiscal 2006 from $2.6 million in fiscal 2005 primarily due to higher pricing. Expressed as a percentage of net sales, Other gross profit improved to 5.7% in fiscal 2006 from 4.4% in fiscal 2005 due to both higher sales volumes and higher selling prices..

Selling, general and administrative expenses increased to $64.1 million in the most recent fiscal year from $30.0 million last year, due to the inclusion of a $35.1 million non-cash charge to write off the goodwill associated with our 2001 acquisition of Swan Hose. In recent years our garden hose operations have not been profitable. While we believe that the price increases we secured for the 2006 selling season will return these operations to profitability, we have lost some market share for the upcoming selling season. In the near term, we expect to reduce the production capacity at our Swan operations to reflect our reduced market share and accordingly we have deemed it appropriate to write-off the goodwill associated with these operations. Measured as a percentage of net sales, selling, general and administrative expenses increased to 20.4% in the current period from 10.7% in the previous period.

Integration expenses decreased to $3.4 million or 1.1% of net sales in fiscal 2006 from $4.8 million or 1.7% of net sales in fiscal 2005. The decrease was largely related to the inclusion of charges associated with the closing of our Rockaway, New Jersey facility and consolidating its operations at our Clinton, Illinois and Clayton, North Carolina facilities in fiscal 2005. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                                                       2006    2005
                                                      ------  ------
Elm Packaging
  Material                                            $  1.9 $  1.9
  Labor                                                  0.7    0.7
  Overhead                                               0.8    1.1
Rockaway closing
  Material                                               0.0    0.2
  Labor                                                  0.0    0.1
  Overhead                                               0.0    0.7
  SG&A                                                   0.0    0.1
                                                      ------  ------
Total                                                 $  3.4 $  4.8
                                                      ====== ======

We expect the closing of our Rockaway facility to result in approximately $1.0 million of annual cost savings. We also expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, decreased to a loss of ($26.6) million in fiscal 2006 from $18.7 million in fiscal 2005. Expressed as a percentage of net sales, operating profit decreased to (8.4%) in the most recent period from 6.6% in the comparable period of last year.

Our Packaging Segment operating profit increased to $27.7 million (15.5% of net sales) in the current period compared to $24.1 million (14.6% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($46.8) million or (70.2%) of net sales in the current period compared to profit of $4.6 million or 8.1% of net sales in the previous year. Other operating profit improved to $0.8 million (1.2% of net sales) in the current period compared to a loss of ($0.5) million or (1.8%) of net sales in the previous period.

Interest expense increased to $52.4 million (16.6% of net sales) in fiscal 2006 from $42.2 million (15.0% of net sales) in fiscal 2005 primarily due to the inclusion of a $7.3 million, non-cash charge reflecting the accretion of our Series A Redeemable preferred stock to its mandatory redemption amount, as well as higher average debt levels and interest rates.

Unrealized gain on derivative transactions was $2.5 million or 0.8% of net sales in fiscal 2006 compared to $4.2 or 1.5% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($76.6) million or (24.3%) of net sales for fiscal 2006 compared to a loss of ($20.1) million or (7.1%) of net sales for fiscal 2005.

Income tax expense was $2.2 million for fiscal 2006 compared to $1.5 million for fiscal 2005 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset

Net loss, as a result, was a loss of ($78.8) million for fiscal 2006 or (25.0%) of net sales compared with a loss of ($21.6) million for fiscal 2005 or (7.7%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 30, 2005, net cash used in operating activities was $1.7 million compared to $19.3 million of cash used in operating activities in the first half of the prior year. The $17.6 million improvement was due primarily to a $16.5 million reduction in inventory build in the current fiscal year compared to the comparable period of the previous year. A $57.2 million increase in net loss in fiscal year to date 2006 compared to the comparable period in fiscal 2005 was largely the result of a $35.1 million non-cash charge related to the write-off of goodwill associated with our 2001 acquisition of Swan Hose, as well as $7.3 million non-cash charge for accretion associated with our Series A Redeemable Preferred Stock both of which occurred only in the first half of fiscal 2006. Other various year-over-year changes in operating assets, accrued expenses (including interest expense) and liabilities, are generally due to offsetting timing differences.

In June, 2005 we arranged a new $65 million asset backed credit facility. As of February 13, 2006 we have $14 million of borrowings under this facility.

Working capital at December 30, 2005 was $174.1 million compared to $200.8 million at July 1, 2005. The $26.7 million decrease was primarily due to operating losses.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the six months ended December 30, 2005 and December 31, 2004 were $7.5 million and $13.4 million, respectively. We believe that we will be able to pass along expected higher raw material costs to our garden hose customers during fiscal 2006 and consequently, cash generated from operations plus funds available under our new asset backed facility will be sufficient to meet our needs and to provide us with the flexibility to make capital expenditures and other investments which we believe are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. As of December 30, 2005, the notional amount of the swaps is approximately $269.2 million.

Portfolio theory and empirical evidence suggested the change in value of a basket of LIBOR benchmarks would be less volatile than the change in value of a single benchmark. Since 2000, this has generally been our experience.

In conjunction with our swap contracts we also purchased an interest rate cap. We believe the reduced volatility created by the interest rate swaps made the interest rate cap less expensive.

We recorded an unrealized gain from derivative transactions of $1.0 million and $1.7 million in the second quarters of fiscal 2006 and 2005, respectively. We recorded a total of unrealized gains from derivative transactions of $4.2 million in each of the six months ending December 30, 2005 and December 31, 2004.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of December 30, 2005. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer determined that deficiencies in our internal control over financial reporting have caused the Company's disclosure controls and procedures to not be effective today. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure the accuracy and timeliness of financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

In the second quarter of fiscal 2006, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                TEKNI-PLEX, INC.

      February 13, 2006

      By: /s/ F. Patrick Smith
          -----------------------------------------------
          F. Patrick Smith
          Chairman of the Board and
          Chief Executive Officer

      By: /s/ James E. Condon
          -----------------------------------------------
          James E. Condon
          Vice President and Chief Financial Officer