Form 10-Q
period 2006-03-31
TEKNI PLEX INC
filed 2006-05-15
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________

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

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                                TEKNI-PLEX, INC.

                                                                            PAGE
                                                                           -----
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets as of March 31, 2006 (unaudited) and
           July 1, 2005                                                        3
        Consolidated Statements of Operations for the nine months and
           three months ended March 31, 2006 and April 1, 2005                 4
        Consolidated Statements of Comprehensive Income (Loss) for the
           nine months and three months ended March 31, 2006 and
           April 1, 2005                                                       4
        Consolidated Statements of Cash Flows for the nine months ended
           March 31, 2006 and April 1, 2005                                    5
        Notes to Consolidated Financial Statements                          6-14
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS                                           15-19
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            19
ITEM 4. CONTROLS AND PROCEDURES                                            19-21
PART II. OTHER INFORMATION                                                    21
Item 1. Legal proceedings                                                     21
Item 2. Changes in securities                                                 21
Item 3. Defaults upon senior securities                                       21
Item 4. Submission of matters to a vote of securities holders                 21
Item 5. Subsequent events                                                     21
Item 6. Exhibits                                                              21

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       MARCH 31,     JULY 1,
                                                          2006         2005
                                                      (UNAUDITED)   (AUDITED)
                                                      -----------   ---------
ASSETS
CURRENT:
   Cash                                                $  16,374    $  18,584
   Accounts receivable, net of allowances of $6,470
      and $9,144 respectively                            115,398      138,383
   Inventories                                           159,066      129,617
   Prepaid expenses and other current assets               7,067        5,845
                                                       ---------    ---------
      TOTAL CURRENT ASSETS                               297,905      292,429
PROPERTY, PLANT AND EQUIPMENT, NET                       168,456      176,182
GOODWILL                                                 163,401      198,532
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
   OF $6,310 AND $4,943 RESPECTIVELY                       5,370        6,110
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION
   OF $14,646 AND $12,817 RESPECTIVELY                    15,088       16,677
OTHER ASSETS                                               1,698        1,765
                                                       ---------    ---------
                                                       $ 651,918    $ 691,695
                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                   $     892    $   1,082
   Accounts payable - trade                               34,882       48,060
   Accrued payroll and benefits                           14,171       12,185
   Accrued interest                                       26,108        6,385
   Accrued liabilities - other                            24,720       17,508
   Income taxes payable                                    2,861        6,391
                                                       ---------    ---------
      TOTAL CURRENT LIABILITIES                          103,634       91,611
LONG-TERM DEBT                                           763,380      744,613
SERIES A REDEEMABLE PREFERRED STOCK                       71,001       54,822
OTHER LIABILITIES                                          9,779       13,976
                                                       ---------    ---------
      TOTAL LIABILITIES                                  947,794      905,022
                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock                                               --           --
   Additional paid-in capital                            188,018      188,018
   Accumulated other comprehensive loss                   (9,453)     (10,294)
   Retained earnings                                    (253,918)    (170,528)
   Less: Treasury stock                                 (220,523)    (220,523)
                                                       ---------    ---------
      TOTAL STOCKHOLDERS' DEFICIT                       (295,876)    (213,327)
                                                       ---------    ---------
                                                       $ 651,918    $ 691,695
                                                       =========    =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      THREE MONTHS ENDED                NINE MONTHS ENDED
                                                ------------------------------   ------------------------------
                                                MARCH 31, 2006   APRIL 1, 2005   MARCH 31, 2006   APRIL 1, 2005
                                                --------------   -------------   --------------   -------------
NET SALES                                          $194,568        $194,215         $509,715        $475,923
COST OF SALES                                       157,654         166,958          431,819         395,128
                                                   --------        --------         --------        --------
GROSS PROFIT                                         36,914          27,257           77,896          80,795
OPERATING EXPENSES:
   Selling, general and administrative               16,144          15,499           80,280          45,542
   Integration expense                                  940           2,008            4,336           6,830
                                                   --------        --------         --------        --------
OPERATING PROFIT (LOSS)                              19,830           9,750           (6,720)         28,423
OTHER EXPENSES:
   Interest expense                                  26,223          23,896           78,668          66,053
   Unrealized gain on derivative contracts             (801)         (3,078)          (3,326)         (7,262)
   Other expenses                                    (2,816)         (3,055)          (2,698)         (2,273)
                                                   ---------       ---------        ---------       ---------
LOSS BEFORE INCOME TAXES                             (2,776)         (8,013)         (79,364)        (28,095)
PROVISION FOR INCOME TAXES                            1,788           2,210            4,027           3,734
                                                   --------        --------         --------        --------
NET LOSS                                           $ (4,564)       $(10,223)        $(83,391)       $(31,829)
                                                   ========        ========         ========        ========
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS                                           $ (4,564)       $(10,223)        $(83,391)       $(31,829)
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment              946          (4,280)             841           2,089
                                                   --------        ---------        --------        --------
COMPREHENSIVE LOSS                                 $ (3,618)       $(14,503)        $(82,550)       $(29,740)
                                                   ========        ========         ========        ========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                      ------------------------------
                                                                      MARCH 31, 2006   APRIL 1, 2005
                                                                      --------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $(83,391)       $(31,829)
   Adjustment to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                        23,872          22,975
      Goodwill impairment                                                  35,131              --
      Unrealized (gain) on derivative contracts                            (3,326)         (7,262)
      Gain on asset sales                                                  (2,863)             --
      Interest accretion on Series A Redeemable Preferred Stock            10,756              --
      Deferred income taxes                                                     4            (348)
   Changes in operating assets and liabilities:
      Accounts receivable                                                  23,492          10,374
      Inventories                                                         (29,456)        (31,103)
      Prepaid expenses and other current assets                            (1,230)         (1,577)
      Income taxes                                                         (3,530)          1,252
      Accounts payable-trade                                              (13,098)         (2,132)
      Accrued interest                                                     19,724          17,669
      Accrued expenses and other liabilities                                8,596           3,258
                                                                         --------        --------
         Net cash used in operating activities                            (15,319)        (18,723)
                                                                         --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                (13,081)        (14,247)
      Proceeds from asset sales                                             4,142              --
      Acquisition costs                                                        --             (39)
      Additions to intangibles                                               (628)         (1,097)
      Deposits and other assets                                                67             (55)
                                                                         --------        --------
         Net cash used in investing activities                             (9,500)        (15,438)
                                                                         --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      (Repayments) borrowings of long-term debt                            17,490          18,339
      Proceeds from issuance of Series A Redeemable Preferred Stock         5,423              --
      Debt financing costs                                                   (240)         (1,063)
                                                                         --------        ---------
         Net cash provided by financing activities                         22,673          17,276
                                                                         --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       (64)           (141)
                                                                         ---------       --------
Net decrease in cash                                                       (2,210)        (17,026)
Cash, beginning of period                                                  18,584          29,735
                                                                         --------        --------
Cash, end of period                                                      $ 16,374        $ 12,709
                                                                         ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                                           $ 59,102        $ 47,030
      Income taxes                                                          3,109           3,028

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

                                BUSINESS SEGMENTS

                                    PACKAGING

-    Foam egg cartons

-    Pharmaceutical blister films

-    Poultry and meat processor trays

-    Closure Liners

-    Aerosol and pump packaging components

-    Foam plates

                                 TUBING PRODUCTS

-    Garden and irrigation hose

-    Medical tubing

-    Pool and vacuum hose

The results for the third quarter of fiscal 2006 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at March 31, 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended July 1, 2005.

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

1st Quarter         $(1.0) million
2nd Quarter         $(0.9) million
3rd Quarter         $(1.0) million
4th Quarter         $(0.0) million
Total Fiscal 2005   $(2.8) million

Results of operations for the nine months and third quarter of fiscal 2005 have been restated herein. Management has concluded that the impact of these errors on interim reporting periods filed under Form 10-Q during fiscal 2005 are not material. Consequently investors can continue to rely on all financial reports filed during fiscal 2005 on Form 10-Q.

The following table sets forth selected line items from the Company's historical consolidated statements of operations that are affected by the restatement on a restated basis and as previously reported.

                    THREE MONTHS ENDED          NINE MONTHS ENDED
                      APRIL 1, 2005               APRIL 1, 2005
                -------------------------   -------------------------
                AS RESTATED   AS REPORTED   AS RESTATED   AS REPORTED
                -----------   -----------   -----------   -----------
Cost of Sales    $166,958      $165,994      $395,128      $392,305
Net (Loss)       $(10,223)     $ (9,259)     $(31,829)     $(29,006)

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date value of the award. The cost will be recognized over the period during which the employee is required to provide services in exchange for the award. This standard eliminates the alternative to use the intrinsic value method of accounting for share based payments as previously provided in APB Opinion No. 25, Accounting for Stock Issued to Employees. The Company will adopt SFAS 123R in its next fiscal year beginning July 1, 2006. The Company is determining its impact on the consolidated financial statements.

NOTE 2 - INVENTORIES

Inventories as of March 31, 2006 and July 1, 2005 are summarized as follows:

                  MARCH 31, 2006   JULY 1, 2005
                  --------------   ------------
Raw materials        $ 61,293        $ 53,450
Work-in-process        12,000          12,466
Finished goods         85,773          63,701
                     --------        --------
                     $159,066        $129,617
                     --------        --------

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     MARCH 31, 2006   JULY 1, 2005
                                                                     --------------   ------------
Revolving line of credit                                                $ 30,000        $ 12,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due
   June 15, 2010 (less unamortized discount of $1,600  and $1,883)       273,400         273,117
Senior Subordinated Notes issued May 2002 at 12-3/4% due June 15,
   2010 (plus unamortized premium of $306 and $362)                       40,306          40,362
Senior Secured Notes issued November 21, 2003 at 8-3/4% due
   November 15, 2013 (less unamortized discount of $5,798 and
   $6,365)                                                               269,202         268,635
Senior Secured Notes issued June 10, 2005 at 10.87% due August 15,
   2012 (less unamortized discount of $3,022 and $3,375)                 146,977         146,625
Other, primarily foreign term loans, with interest rates ranging
   from 4.44% to 5.44% and maturities from 2006 to 2010                    4,387           4,956
                                                                        --------        --------
                                                                         764,272         745,695
Less: Current maturities                                                     892           1,082
                                                                        --------        --------
                                                                        $763,380        $744,613
                                                                        ========        ========

NOTE 4 - CONTINGENCIES

The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

As previously reported, in January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Beligan francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. These liabilities total approximately EUR 3,054,000 or $3.8 million at current exchange rates. Some weeks ago, the Belgium tax authorities submitted to us a file outlining their arguments supporting their assessments. We are currently reviewing the merits of the Belgium tax authorities' position.

We are subject to environmental laws requiring the investigation and cleanup of environmental contamination. In addition to remediation being undertaken by third parties at a limited number of our locations, we are currently remediating contamination resulting from past industrial activity at three of our New Jersey facilities which we acquired from PureTec in 1998. This remediation is being conducted pursuant to the requirements of New Jersey's Industrial Site Recovery Act which were triggered by the 1998 PureTec transaction. If any other events were to occur in the future that would be deemed to have effected a "change of control" of any of our New Jersey facilities as defined under New Jersey's Industrial Site Recovery Act, we would be required to take additional actions to comply with such statute, including possibly additional investigations and remediation. We also are conducting remediation at a formerly-owned New Jersey facility under a voluntary cleanup agreement with the state.

We recently voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, OH facility. While discussions with the Ohio Regional Air Pollution Control Agency are ongoing, we expect that we will be required to install additional pollution controls at this facility in 2006; the capital investment of which we estimate should not exceed $1 million, based on current information. We may also be required to pay a fine, but based on the preliminary stage of discussions, we cannot predict whether such a fine will be imposed, or if so, in what amount.

In 2004, the National Enforcement Investigation Center (NEIC), on behalf of the United States Environmental Protection Agency

(EPA), conducted an environmental review of our Burlington, NJ site concerning federal Clean Air Act requirements. The EPA subsequently issued a request for further information regarding these air issues under Section 114 of the federal Clean Air Act. In February and March, 2006 the New Jersey Department of Environmental Protection (NJDEP) issued administrative orders alleging violations of certain state air regulations at the Burlington facility. In March, 2006, the United States Department of Justice (DOJ) contacted Colorite on behalf of the EPA. The DOJ indicated that certain violations under several federal environmental statutes had been identified as a result of the EPA's inspection. The DOJ offered to meet with Colorite to attempt to negotiate a settlement. On March 31, 2006, representatives of Colorite met with representatives of EPA, DOJ and NJDEP to discuss the alleged federal and state violations. Colorite is evaluating the alleged violations and its defenses to them, and anticipates negotiating with the government agencies to attempt to resolve these matters.

In 2004, we also received and responded to a request for information from the EPA under Section 114 of the federal Clean Air Act concerning air emissions at our Wenatchee, Washington plant which we do not expect to result in significant costs or fines or penalties.

Based on a recent review of the environmental matters noted above, in the third quarter of fiscal 2006 we have established an incremental $900,000 accounting reserve on our balance sheet to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $522,500 and the reserves described in Note 7 related to our Elm and Swan facilities.

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

                                                       TUBING
                                          PACKAGING   PRODUCTS    OTHER      TOTAL
                                          ---------   --------   -------   --------
Three Months Ended March 31, 2006
Revenues from external customers           $96,009     $58,005   $40,554   $194,568
Interest expense                             8,408      12,281     5,534     26,223
Depreciation and amortization                3,653       2,289     1,889      7,831
Segment income (loss) from operations       17,752       6,521       359     24,632
Capital expenditures for segment assets      3,177         560     1,626      5,363
                                           -------     -------   -------   --------
Three months ended April 1, 2005
Revenues from external customers           $92,214     $64,214   $37,787   $194,215
Interest expense                             7,624      11,223     5,049     23,896
Depreciation and amortization                3,635       2,155     1,676      7,466
Segment income (loss) from operations       13,524         258       (12)    13,770
Capital expenditures for segment assets        307         341       238        886
                                           -------     -------   -------   --------

                                                        TUBING
                                          PACKAGING    PRODUCTS     OTHER      TOTAL
                                          ---------   ---------   --------   --------
Nine months ended  March 31, 2006
Revenues from external customers           $273,971   $124,734    $111,010   $509,715
Interest expense                             25,155     36,878      16,635     78,668
Depreciation and amortization                10,607      6,883       5,614     23,104
Segment income (loss) from operations        45,410    (40,315)      1,206      6,301
Capital expenditures for segment Assets       7,536      1,719       3,223     12,478
                                           --------   --------    --------   --------
Nine months ended  April 1, 2005
Revenues from external customers           $257,286   $120,572    $ 98,065   $475,923
Interest expense                             21,051     31,005      13,997     66,053
Depreciation and amortization                10,911      6,351       4,945     22,207
Segment income (loss) from operations        37,606      4,829        (521)    41,914
Capital expenditures for segment assets       8,460      2,170       3,231     13,861
                                           --------   --------    --------   --------

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                          ------------------------------   ------------------------------
                                          MARCH 31, 2006   APRIL 1, 2005   MARCH 31, 2006   APRIL 1, 2005
                                          --------------   -------------   --------------   -------------
PROFIT OR LOSS
Total operating profit for reportable
   segments                                  $24,632          $13,770         $  6,301        $ 41,914
Corporate and eliminations                    (4,802)          (4,020)         (13,021)        (13,491)
                                             -------          -------         --------        --------
   Consolidated total                        $19,830          $ 9,750         $ (6,720)       $ 28,423
                                             =======          =======         ========        ========
DEPRECIATION AND AMORTIZATION
Segment totals                               $ 7,831          $ 7,466         $ 23,104        $ 22,207
Corporate                                        256              256              768             768
                                             -------          -------         --------        --------
   Consolidated total                        $ 8,087          $ 7,722         $ 12,478        $ 22,975
                                             =======          =======         ========        ========
CAPITAL EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures        $ 5,363          $   886         $ 11,199        $ 13,861
Other unallocated expenditures                   252                4              603             386
                                             -------          -------         --------        --------
   Consolidated total                        $ 5,615          $   890         $ 13,081        $ 14,247
                                             =======          =======         ========        ========

SEGMENT ASSETS

                                                       TUBING
                                          PACKAGING   PRODUCTS    OTHER       TOTAL
                                          ---------   --------   --------   --------
March 31, 2006                            $262,096    $239,534   $139,998   $641,628
                                          --------    --------   --------   --------
July 1, 2005                               255,827     295,176    132,166    683,169
                                          --------    --------   --------   --------

                                          MARCH 31, 2006   JULY 1, 2005
                                          --------------   ------------
TOTAL ASSETS
Total assets from reportable segments        $641,628        $683,169
Other unallocated amounts                      10,290           8,526
                                             --------        --------
   Consolidated total                        $651,918        $691,695
                                             ========        ========

GEOGRAPHIC INFORMATION

                          THREE MONTHS ENDED                NINE MONTHS ENDED
                    ------------------------------   ------------------------------
                    MARCH 31, 2006   APRIL 1, 2005   MARCH 31, 2006   APRIL 1, 2005
                    --------------   -------------   --------------   -------------
REVENUES
United States          $166,904         $164,848        $441,103         $404,686
International            27,664           29,367          68,612           71,237
                       --------         --------        --------         --------
   Total               $194,568         $194,215        $509,715         $475,923
                       ========         ========        ========         ========

                    MARCH 31, 2006   JULY 1, 2005
                    --------------   ------------
LONG-LIVED ASSETS
United States          $321,956        $364,864
International            32,057          34,402
                       --------        --------
  Total                $354,013        $399,266
                       ========        ========

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

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                    For the three months ended March 31, 2006


                                            TOTAL     ISSUER    GUARANTORS   NON-GUARANTORS
                                          --------   --------   ----------   --------------
Net sales                                 $194,568   $ 50,900    $116,004        $27,664
Cost of sales                              157,654     37,312     101,504         18,838
                                          --------   --------    --------        -------
Gross profit                                36,914     13,588      14,500          8,826
Operating expenses:
   Selling, General and administrative      16,144      6,298       7,326          2,520
   Integration expense                         940        258         682             --
                                          --------   --------    --------        -------
Operating profit                            19,830      7,032       6,492          6,306
Interest expense net                        26,223     26,128          --             95
Unrealized gain on derivative contracts       (801)      (801)         --             --
Other expense (income)                      (2,816)      (294)     (3,213)           691
                                          --------   --------    --------        -------
Income (loss) before income taxes           (2,776)   (18,001)      9,705          5,520
Provision (benefit) for income taxes         1,788          4         271          1,513
                                          --------   --------    --------        -------
Net income(loss)                          $ (4,564)  $(18,005)   $  9,434        $ 4,007
                                          ========   ========    ========        =======

                      Consolidated Statement of Operations
                                 (in thousands)
                    For the nine months ended March 31, 2006

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $509,715   $148,117    $292,986      $68,612
Cost of goods sold                         431,819    108,092     271,197       52,530
                                          --------   --------    --------      -------
Gross profit                                77,896     40,025      21,789       16,082
Operating expenses:
   Selling, General and administrative      80,280     19,599      53,875        6,806
   Integration expense                       4,336      1,188       3,148           --
                                          --------   --------    --------      -------
Operating profit (loss)                     (6,720)    19,238     (35,234)       9,276
Interest expense, net                       78,668     78,463          --          205
Unrealized loss on derivative contracts     (3,326)    (3,326)         --           --
Other expense (income)                      (2,698)      (830)     (4,121)       2,253
                                          --------   --------    --------      -------
Income (loss) before income taxes          (79,364)   (55,069)    (31,113)       6,818
Provision (benefit) for income taxes         4,027         11         813        3,203
                                          --------   --------    --------      -------
Net income (loss)                         $(83,391)  $(55,080)   $(31,926)     $ 3,615
                                          ========   ========    ========      =======

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (Unaudited)
                    For the three months ended April 1, 2005

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $194,215   $ 48,613    $116,235      $29,367
Cost of goods sold                         166,958     36,798     108,666       21,494
                                          --------   --------    --------      -------
Gross profit                                27,257     11,815       7,569        7,873
Operating expenses:
   Selling, General and administrative      15,499      6,405       6,439        2,655
   Integration expense                       2,008        610       1,398           --
                                          --------   --------    --------      -------
Operating profit                             9,750      4,800        (268)       5,218
Interest expense (income), net              23,896     23,888         (10)          18
Unrealized gain on derivative contracts     (3,078)    (3,078)         --           --
Other expense (income)                      (3,055)    (3,286)       (530)         761
                                          --------   --------    --------      -------
Income (loss) before income taxes           (8,013)   (12,724)        272        4,439
Provision (benefit) for income taxes         2,210       (400)        400        2,210
                                          --------   --------    --------      -------
Net income (loss)                         $(10,223)  $(12,324)   $   (128)     $ 2,229
                                          ========   ========    ========      =======

                      Consolidated Statement of Operations
                                 (in thousands)
                     For the nine months ended April 1, 2005

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $475,923   $135,574    $269,112      $71,237
Cost of sales                              395,128    101,365     239,180       54,583
                                          --------   --------    --------      -------
Gross profit                                80,795     34,209      29,932       16,654
Operating expenses:
   Selling, General and administrative      45,542     20,086      18,497        6,959
   Integration expense                       6,830      1,776       5,054           --
                                          --------   --------    --------      -------
Operating profit                            28,423     12,347       6,381        9,695
Interest expense, net                       66,053     66,011         (43)          85
Unrealized loss on derivative contracts     (7,262)    (7,262)         --           --
Other expense (income)                      (2,273)    (3,745)     (1,399)       2,871
                                          --------   --------    --------      -------
Income (loss) before income taxes          (28,095)   (42,657)      7,823        6,739
Provision (benefit) for income taxes         3,734     (3,700)      3,700        3,734
                                          --------   --------    --------      -------
Net income(loss)                          $(31,829)  $(38,957)   $  4,123      $ 3,005
                                          ========   ========    ========      =======

            Condensed Consolidated Balance Sheet - at March 31, 2006

                                                                                                 NON-
                                           TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                         ---------   ------------   ----------   ----------   ----------
Current assets                           $ 297,905   $        --    $   42,227    $193,342      $62,336
Property, plant and equipment, net         168,456            --        41,505     104,484        22467
Intangible assets, net                     168,771            --        15,865     143,486        9,420
Investment in subsidiaries                      --      (534,063)      534,063          --           --
Deferred income taxes                           --            --         8,502      (8,502)          --
Deferred charges, net                       15,088            --        14,972         116           --
Other assets                                 1,698      (699,093)      429,214     271,407          170
                                         ---------   -----------    ----------    --------      -------
   Total assets                          $ 651,918   $(1,233,156)   $1,086,348    $704,333      $94,393
                                         =========   ===========    ==========    ========      =======
Current liabilities                      $ 103,634   $        --    $   47,095    $ 34,020      $22,519
Long-term debt                             763,380            --       795,885          --        3,495
Series A Redeemable Preferred stock         71,001            --        71,001          --           --
Other long-term liabilities                  9,779      (699,093)      497,015     193,402       18,455
                                         ---------   -----------    ----------    --------      -------
   Total liabilities                       947,794      (699,093)    1,374,996     227,422       44,469
                                         ---------   -----------    ----------    --------      -------
Additional paid-in capital                 188,018      (313,529)      188,011     296,771       16,765
Retained earnings (deficit)               (253,918)     (220,534)     (253,920)    190,812       29,724
Other comprehensive income (loss)           (9,453)           --        (2,216)    (10,672)       3,435
Less: Treasury stock                      (220,523)           --      (220,523)         --           --
                                         ---------   -----------    ----------    --------      -------
   Total stockholders' equity(deficit)    (295,876)     (534,063)     (288,648)    476,911       49,924
                                         ---------   -----------    ----------    --------      -------
                                         $ 651,918   $(1,233,156)   $1,086,348    $704,333      $94,393
                                         =========   ===========    ==========    ========      =======

             Condensed Consolidating Balance Sheet - at July 1, 2005

                                                                                                         NON-
                                                   TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                                 ---------   ------------   ----------   ----------   ----------
Current assets                                   $ 292,429   $        --    $   38,998    $192,614      $60,817
Property, plant and equipment, net                 176,182            --        42,397     109,750       24,035
Intangible assets                                  204,642            --        15,268     179,210       10,164
Investment in subsidiaries                              --      (562,374)      562,374          --           --
Deferred financing costs, net                       16,677            --        16,561         116           --
Other long-term assets                               1,765      (592,288)      379,589     214,261          203
                                                 ---------   -----------    ----------    --------      -------
   Total assets                                  $ 691,695   $(1,154,662)   $1,055,187    $695,951      $95,219
                                                 =========   ===========    ==========    ========      =======
Current liabilities                                 91,611            --        27,709      39,040       24,862
Long-term debt                                     744,613            --       740,739          --        3,874
Series A Redeemable Preferred stock                 54,822            --        54,822          --           --
Other long-term liabilities                         13,976      (592,288)      437,185     148,101       20,978
                                                 ---------   -----------    ----------    --------      -------
   Total liabilities                               905,022      (592,288)    1,260,455     187,141       49,714
                                                 ---------   -----------    ----------    --------      -------
Additional paid-in capital                         188,018      (313,529)      187,999     296,783       16,765
Retained earnings (accumulated deficit)           (170,528)     (248,845)     (170,528)    222,736       26,109
Accumulated other comprehensive (income) loss      (10,294)           --        (2,216)    (11,005)       2,927
Treasury stock                                    (220,523)           --      (220,523)         --           --
                                                 ---------   -----------    ----------    --------      -------
   Total stockholders' deficit                    (213,327)     (562,374)     (205,268)    508,514       45,801
                                                 ---------   -----------    ----------    --------      -------
   Total liabilities and stockholders' deficit   $ 691,695   $(1,154,662)   $1,055,187    $695,655      $95,515
                                                 =========   ===========    ==========    ========      =======

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                    For the nine months ended March 31, 2006

                                                                                                         NON-
                                                                     TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                                                   --------   --------   ----------   ----------
Net cash provided by (used in) operating activities                $(15,319)  $(27,207)   $ 7,039      $ 4,849
                                                                   --------   --------    -------      -------
Cash flows from Investing activities:
   Capital expenditures                                             (13,081)    (2,798)    (9,187)      (1,096)
   Additions to intangibles                                            (628)      (192)      (592)         156
   Proceeds from asset sales                                          4,142         --      4,142           --
   Deposits and other assets                                             67         (3)       103          (33)
                                                                   --------   --------    -------      -------
      Net cash used in investing activities                        $ (9,500)  $ (2,993)   $(5,534)     $  (973)
                                                                   --------   --------    -------      -------
Cash flows from financing activities:
Repayment/Borrowings of line of credit                               17,490     18,059         --         (569)
   Proceeds from Issuance of Series A Redeemable Preferred Stock      5,423      5,423         --           --
   Debt financing                                                      (240)      (240)        --           --
   Change in intercompany accounts                                       --      5,458     (7,693)       2,235
                                                                   --------   --------    -------      -------
      Net cash flows provided by (used in) financing activities      22,673     28,700     (7,693)       1,666
                                                                   --------   --------    -------      -------
Effect of exchange rate changes on cash                                 (64)        --         --          (64)
                                                                   --------   --------    -------      -------
Net increase (decrease) in cash                                      (2,210)    (1,500)    (6,188)       5,478
Cash, beginning of period                                            18,584      7,150      7,732        3,702
                                                                   --------   --------    -------      -------
Cash, end of period                                                $ 16,374   $  5,650    $ 1,544      $ 9,180
                                                                   ========   ========    =======      =======

                     For the nine months ended April 1, 2005

                                                                                                        NON-
                                                                    TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                                                  --------   --------   ----------   ----------
Net cash provided by (used in) operating activities               $(18,723)  $(33,663)   $  6,634     $ 8,306
                                                                  --------   --------    --------     -------
Cash flows from Investing activities:
   Capital expenditures                                            (14,247)    (1,533)    (10,527)     (2,187)
   Acquisitions                                                        (39)       (39)         --          --
   Additions to intangibles                                         (1,097)      (244)        (44)       (809)
   Deposits and other assets                                           (55)       (55)         --          --
                                                                  --------   --------    --------     -------
      Net cash used in investing activities                       $(15,438)  $ (1,871)   $(10,571)    $(2,996)
                                                                  --------   --------    --------     -------
Cash flows from financing activities (Repayments) borrowings of
   long term debt                                                   18,339     18,643          --        (304)
Debt financing costs                                                (1,063)    (1,063)         --          --
Change in intercompany accounts                                         --     11,442      (2,479)     (8,963)
                                                                  --------   --------    --------     -------
      Net cash flows provided by (used in) financing activities     17,276     29,022      (2,479)     (9,267)
                                                                  --------   --------    --------     -------
Effect of exchange rate changes on cash                               (141)        --          --        (141)
                                                                  --------   --------    --------     -------
Net increase (decrease) in cash                                    (17,026)    (6,512)     (6,416)     (4,098)
Cash, beginning of period                                           29,735     11,890       8,923       8,922
                                                                  --------   --------    --------     -------
Cash, end of period                                               $ 12,709   $  5,378    $  2,507     $ 4,824
                                                                  ========   ========    ========     =======

NOTE 7 - ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through March 31, 2006 are as follows:

                                   BALANCE    COSTS CHARGED       BALANCE
                                JULY 1, 2005    TO RESERVE     MARCH 31, 2006
                                ------------  --------------   --------------
Legal, environmental and other     $1,144          $16            $1,128
                                   ------          ---            ------
                                   $1,144          $16            $1,128
                                   ======          ===            ======

The remaining legal, environmental and other costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through March 31, 2006 are as follows:

                            BALANCE     COSTS CHARGED       BALANCE
                          JULY 1, 2005    TO RESERVE     MARCH 31, 2006
                          ------------  -------------    --------------
Legal and environmental      $965           $149            $816
                             ----           ----            ----
                             $965           $149            $816
                             ====           ====            ====

The remaining legal and environmental costs are expected to extend over the next four years.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2006 COMPARED TO THE QUARTER ENDED APRIL 1, 2005

Net sales increased to $194.6 million in the third quarter of fiscal 2006 from $194.2 million the same period last year, representing a modest 0.2% gain. Net sales in our Packaging Segment grew 4.1% to $96.0 million in the most recent period from $92.2 million in the comparable period of fiscal 2005 primarily due to higher selling prices. Net sales in our Tubing Products Segment decreased 9.7% to $58.0 million in fiscal 2006 from $64.2 million in fiscal 2005 reflecting lower sales volumes at our garden hose operations. These lower sales volumes were caused by lost market share as well as inventory reductions and a shift to setting stores later in the season by some of our key garden hose customers. Other net sales grew 7.3% to $40.6 million in fiscal 2006 compared to $37.8 million in the previous year primarily due to higher selling prices.

Our accruals for rebates, discounts and sales allowances increased to $14.3 million or 7.3% of net sales in fiscal 2006 compared to $13.0 million or 6.7% of net sales in fiscal 2005. The increase was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold decreased to $157.7 million in fiscal 2006 from $167.0 million in fiscal 2005 primarily reflecting lower material costs at our Tubing Segment operations resulting from lower garden hose shipments. Expressed as a percentage of net sales, cost of goods sold decreased to 81.0% in the current period compared to 86.0% in the prior period.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. In general, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. Between March, 2005 and March, 2006, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 10.4% and 1.5% respectively. Price increases on our garden hose products that generally went into effect in January 2006 coupled with cost reduction initiatives and product mix improvements more than offset this increase in raw material prices in our third fiscal quarter. To further mitigate the potential impact of continued increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2006 selling season.

As previously discussed, our cost of goods sold includes a $1.0 million inventory write-down (0.5% of net sales) in fiscal 2005 to reflect inventory restatements at our American Gasket and Rubber Division.

Gross profit, as a result of the above, increased to $36.9 million in the current period compared to $27.3 million in the prior period. Expressed as a percentage of net sales, gross profit increased to 19.0% in the third quarter of fiscal 2006 from 14.0% in comparable period of last year.

Our Packaging Segment gross profit increased 15.1% to $25.3 million in fiscal 2006 from $22.0 million in fiscal 2005, primarily due to higher selling prices. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 26.3% in the current period from 23.9% in the previous period.

Our Tubing Products Segment gross profit increased 157.0% to $9.6 million in fiscal 2006 from $3.7 million in fiscal 2005 as significantly higher selling prices more than offset both higher raw material costs and reduced volumes. Expressed as a percentage of net sales, our Tubing Products Segment gross profit increased to 16.5% in the current period from 5.8% in the previous period.

Other gross profit increased to $2.0 million in fiscal 2006 from $1.6 million in fiscal 2005 primarily due to higher pricing. Expressed as a percentage of net sales, other gross profit improved to 5.1% in fiscal 2006 from 4.3% a year earlier.

Selling, general and administrative expenses increased to $16.1 million in the most recent fiscal year from $15.5 million last year as a $0.9 million environmental liability reserve and increased costs associated with maintaining our asset backed revolving credit agreement more than offset a decline in executive compensation.

Integration expenses decreased to $0.9 million or 0.5% of net sales in fiscal 2006 from $2.0 million or 1.0% of net sales in fiscal 2005. The decrease was largely related to lower costs associated with the integration of our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                   2006   2005
                   ----   ----
Elm Packaging
   Material        $0.5   $0.9
   Labor            0.1    0.3
   Overhead         0.1    0.5
Rockaway closing
   Material         0.0    0.0
   Labor            0.0    0.0
   Overhead         0.0    0.2
   SG&A             0.2    0.1
                   ----   ----
Total              $0.9   $2.0
                   ====   ====

We expect the closing of our Rockaway facility to result in approximately $1.0 million of annual cost savings. We also expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, increased to $19.8 million in fiscal 2006 from $9.8 million in fiscal 2005. Expressed as a percentage of net sales, operating profit increased to 10.2% in the most recent period from 5.0% in the comparable period of last year.

Our Packaging Segment operating profit increased 30.9% to $17.8 million (18.5% of net sales) in the current period compared to $13.6 million (14.7% of net sales) in the previous period. Our Tubing Products Segment reported operating income of $6.5 million in fiscal 2006 compared to a profit of $0.3 million in fiscal 2005. Measured as a percent of net sales, our Tubing Segment operating profit increased to 11.2% of net sales in the current period compared to 0.4% of net sales in the previous year. Our Other segment reported a $0.4 million profit in the third quarter of fiscal 2006 compared to a loss of ($12,000) in the comparable period of 2005.

Other (income) expense included a $2.8 million gain on the sale of our Rockaway, NJ facility in fiscal 2006, and $3.0 million life insurance proceeds in fiscal 2005.

Interest expense increased to $26.2 million (13.5% of net sales) in fiscal 2006 from $23.9 million (12.3% of net sales) in fiscal 2005 due to the inclusion of a $3.5 million, non-cash charge reflecting the accretion of our Series A Redeemable preferred stock to its mandatory redemption amount, as well as higher average debt levels and interest rates.

Unrealized gain on derivative transactions was $0.8 million or 0.4% of net sales in fiscal 2006 compared to $3.1 or 1.6% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($2.8) million or (1.4%) of net sales for fiscal 2006 compared to a loss of ($8.0) million or (4.1%) of net sales for fiscal 2005.

Income tax expense was $1.8 million for fiscal 2006 compared to $2.2 million for fiscal 2005 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset.

Net loss, as a result, was a loss of ($4.6) million for fiscal 2006 or (2.3%) of net sales compared with a loss of ($10.2) million for fiscal 2005 or (5.3%) of net sales.

FIRST NINE MONTHS OF FISCAL 2006 COMPARED TO THE FIRST NINE MONTHS OF FISCAL
2005

Net sales increased to $509.7 million in the first nine months of fiscal 2006 from $475.9 million in the same period last year, representing a 7.1% gain. Net sales in our Packaging Segment grew 6.5% to $274.0 million in the most recent period from $257.3 million in the comparable period of fiscal 2005 due to both higher selling prices and volumes. Net sales in our Tubing Products Segment increased 3.5% to $124.7 million in fiscal 2006 from $120.6 million in fiscal 2005 primarily due to strong, weather-related demand for garden hose in the first quarter of fiscal 2006, offset by lower garden hose sales volumes in the third quarter of fiscal 2006. Other net sales grew 13.1% to $111.0 million in fiscal 2006 compared to $98.1 million in the previous year primarily due to higher selling prices.

Our accruals for rebates, discounts and sales allowances increased to $39.5 million or 7.7% of net sales in fiscal 2006 compared to $27.6 million or 5.8% of net sales in fiscal 2005. The increase was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant periods.

Cost of goods sold increased to $431.8 million in fiscal 2006 from $395.1 million in fiscal 2005. Expressed as a percentage of net sales, cost of goods sold increased to 84.7% in the current period compared to 83.0% in the prior period, primarily due to higher raw material costs.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. In general, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. Between March, 2005 and March, 2006, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 10.4% and 1.5% respectively. Price increases on our garden hose products that generally went into effect in January 2006 coupled with cost reduction initiatives and product mix improvements more than offset this increase in raw material prices in our third fiscal quarter. To further mitigate the potential impact of continued increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2006 selling season.

As previously discussed, in the first nine months of fiscal 2005 our cost of goods sold includes a $2.9 million inventory write-down (0.6% of net sales) to reflect inventory restatements at our American Gasket and Rubber Division.

Gross profit, as a result of the above, decreased to $77.9 million in the current period compared to $80.8 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 15.3% in the first nine months of fiscal 2006 from 17.0% in comparable period of last year.

Our Packaging Segment gross profit increased 10.1% to $68.4 million in fiscal 2006 from $62.1 million in fiscal 2005 due to both higher selling prices and higher sales volumes. Expressed as a percentage of net sales, Packaging Segment gross profit decreased slightly to 25.0% from 24.1%.

Our Tubing Products Segment gross profit decreased to $3.4 million in fiscal 2006 from $14.5 million in fiscal 2005 as significantly higher raw material costs during the first half of fiscal 2006, particularly for plasticizers, more than offset the 3% to 6% price increases that went into effect in January 2005 at our garden hose unit. This trend reversed itself in the third quarter of fiscal 2006 as new garden hose prices went into effect. Expressed as a percentage of net sales, our Tubing Products Segment gross profit decreased to 2.7% in the current period from 12.0% in the previous period.

Other gross profit increased to $6.1 million in fiscal 2006 from $4.2 million in fiscal 2005 primarily due to higher pricing. Expressed as a percentage of net sales, Other gross profit improved to 5.5% in fiscal 2006 from 4.3% in fiscal 2005.

Selling, general and administrative expenses increased to $80.3 million in the most recent fiscal year from $45.5 million last year, due to the inclusion of a $35.1 million non-cash charge in our second fiscal quarter to write off goodwill associated with our garden hose operations. In recent years our garden hose operations have not been profitable. While the price increases we secured for the 2006 selling season has returned these operations to profitability, we have lost some market share for the 2006 selling season. In the near term, we expect to reduce our production capacity to reflect our reduced market share and accordingly we have deemed it appropriate to write-off goodwill associated with these operations. Measured as a percentage of net sales, selling, general and administrative expenses increased to 15.7% in the current period from 9.6% in the previous period.

Integration expenses decreased to $4.3 million or 0.9% of net sales in fiscal 2006 from $6.8 million or 1.4% of net sales in fiscal 2005. The decrease was related to both the reduction of charges associated with the closing of our Rockaway, New Jersey facility and consolidating its operations at our Clinton, Illinois and Clayton, North Carolina facilities, as well as lower costs associated with the integration of our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                   2006   2005
                   ----   ----
Elm Packaging
   Material        $2.4   $2.8
   Labor            0.8    1.1
   Overhead         0.9    1.6
Rockaway closing
   Material         0.0    0.2
   Labor            0.0    0.1
   Overhead         0.0    0.9
   SG&A             0.2    0.2
                   ----   ----
Total              $4.3   $6.8
                   ====   ====

We expect the closing of our Rockaway facility to result in approximately $1.0 million of annual cost savings. We also expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, decreased to a loss of ($6.7) million in fiscal 2006 from $28.4 million in fiscal 2005. Expressed as a percentage of net sales, operating profit decreased to (1.3%) in the most recent period from 6.0% in the comparable period of last year.

Our Packaging Segment operating profit increased 20.7% to $45.4 million (16.6% of net sales) in the current period compared to $37.6 million (14.6% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($40.3) million or (32.3%) of net sales in the current period compared to profit of $4.8 million or 4.0% of net sales in the previous year. The 2006 period included a $35.1 million non-cash charge to write-off goodwill associated with our garden hose operations. Other operating profit improved to $1.2 million or 1.1% of net sales in the current period compared to a loss of ($0.5) million or (0.5%) of net sales in the previous period.

Interest expense increased to $78.7 million or 15.4% of net sales in fiscal 2006 from $66.1 million or 13.9% of net sales in fiscal 2005 primarily due to the inclusion of a $10.8 million, non-cash charge reflecting the accretion of our series A redeemable preferred stock to its mandatory redemption amount.

Unrealized gain on derivative transactions was $3.3 million or 0.7% of net sales in fiscal 2006 compared to $7.3 or 1.5% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($79.4) million or (15.6%) of net sales for fiscal 2006 compared to a loss of ($28.1) million or (5.9%) of net sales for fiscal 2005.

Income tax expense was $4.0 million for fiscal 2006 compared to $3.7 million for fiscal 2005 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset.

Net loss, as a result, was a loss of ($83.4) million for fiscal 2006 or (16.4%) of net sales compared with a loss of ($31.8) million for fiscal 2005 or (6.7%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31, 2006, net cash used in operating activities was $15.3 million compared to $18.7 million of cash used in operating activities in the first nine months of the prior year. The $3.4 million improvement was due primarily to higher inventory turn over and lower accounts receivable. A $51.6 million increase in net loss in fiscal year to date 2006 compared to the comparable period in fiscal 2005 was largely the result of a $35.1 million non-cash charge related to the write-off of goodwill associated with our garden hose operations, as well as $10.8 million non-cash charge for accretion associated with our Series A Redeemable Preferred Stock both of which occurred only in the first nine months of fiscal 2006. Other various year-over-year changes in operating assets, accrued expenses (including interest expense) and liabilities are generally due to offsetting timing differences.

In June, 2005 we arranged a new $65 million asset backed credit facility. On May 11, 2006 we increased our asset backed credit facility to $75 million. As of May 12, 2006 we had $39.0 million of borrowings under this facility.

Working capital at March 31, 2006 was $194.3 million compared to $200.8 million at July 1, 2005. The $6.5 million decrease was primarily due to operating losses.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the nine months ended March 31, 2006 and April 1, 2005 were $13.1 million and $14.2 million, respectively. We believe that we will be able to pass along expected higher raw material costs to our garden hose customers during fiscal 2006 and consequently, cash generated from operations plus funds available under our new asset backed facility will be sufficient to meet our needs and to provide us with the flexibility to make capital expenditures and other investments which we believe are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. As of March 31, 2006, the notional amount of the swaps is approximately $269.2 million.

Portfolio theory and empirical evidence suggested the change in value of a basket of LIBOR benchmarks will be less volatile than the change in value of a single benchmark. Since 2000, this has generally been our experience.

In conjunction with our swap contracts we also purchased an interest rate cap. We believe the reduced volatility created by the interest rate swaps made the interest rate cap less expensive.

We recorded an unrealized gain from derivative transactions of $0.8 million and $3.1 million in the third quarters of fiscal 2006 and 2005, respectively. We recorded a total of unrealized gains from derivative transactions of $3.3 million and a $7.3 million in each of the nine months ending March 31, 2006 and April 1, 2005.

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

As previously disclosed on Form 8-K, in fiscal 2005, management identified certain overstated inventory valuations at its American Gasket & Rubber Division ("AGR"), totaling approximately $6.8 million, resulting in a $2.8 million reduction in fiscal 2005 operating profit, a $2.7 million reduction in fiscal 2004 operating profit and a restatement of Tekni-Plex's financial statements for those periods. Management promptly reported the inventory overstatement at AGR to the Board, the Audit Committee and BDO Seidman, LLP, our independent registered public accounting firm. The Audit Committee subsequently engaged counsel to supervise an internal investigation of the circumstances leading to the inventory overstatement. Counsel to the Audit Committee, in turn, engaged a forensic accounting firm to assist it in the investigation. The investigation determined that prior accounting management at AGR, from at least 2001 through fourth-quarter 2005, made unsupported adjustments to cost of goods sold that had the effect both of improving the appearance within Tekni-Plex of the financial performance of AGR and increasing the value of AGR's ending inventory. Tekni-Plex has terminated the employment of the accounting manager who made these adjustments. As part of the internal investigation, the investigative team made certain remedial recommendations to the Audit Committee, including that (1) a divisional controller or a manager delegated by a divisional controller be assigned responsibility, on a regular basis, to conduct a substantive review of AGR's financial statements, and that a similar structure of review be instituted with respect to other decentralized businesses of Tekni-Plex; (2) reporting by AGR accounting management be direct to Tekni-Plex corporate accounting; (3) notification be distributed to all Tekni-Plex accounting employees on a periodic basis instructing them that any difficulties in accounting or the use of the company's accounting systems be reported timely to Tekni-Plex corporate accounting; (4) in annual performance reviews of accounting and bookkeeping personnel, all reviewing personnel be required to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally, (5) Tekni-Plex apply additional resources to ensure that all of its site controllers and staff are trained properly in the use of company accounting systems, (6) in addition to establishing a hotline through which employees may report problems, Tekni-Plex publish to its employees a statement of ethics and periodically circulate written reminders to all employees that the company expects its employees (a) to perform all functions consistent with established accounting and legal standards and high ethics, and (b) to report any accounting difficulties to Tekni-Plex's corporate office. Lastly, the investigative team recommended that full consideration be given to establishing, or out-sourcing, an adequately staffed internal audit function. In fiscal 2006, the Audit Committee adopted these recommendations. In response to the findings above, Tekni-Plex has:

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of March 31, 2006. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer determined that deficiencies in our internal control over financial reporting have caused the Company's disclosure controls and procedures to not be effective today. However, the Chief Executive Officer and Chief Financial Officer noted that the Company is actively seeking to remedy the deficiencies identified herein including hiring additional staff to assure the accuracy and timeliness of financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer did not note any other material weakness or significant deficiencies in the Company's disclosure controls and procedures during their evaluation. The Company continues to improve and refine its internal controls. This process is ongoing.

In the third quarter of fiscal 2006, there were no significant changes in the Company's internal control over financial reporting or in other factors that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings The Company is party to certain litigation in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations.

Item 2. Changes in Securities: None

Item 3. Defaults Upon Senior Securities: None

Item 4. Submission of Matters to a Vote of Securities holders: Not applicable

Item 5. Subsequent Events: None

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

May 15, 2006


By: /s/ F. Patrick Smith
    ------------------------------------
    F. Patrick Smith
    Chairman of the Board and
    Chief Executive Officer


By: /s/ James E. Condon
    ------------------------------------
    James E. Condon
    Vice President and
    Chief Financial Officer