Form 10-K
period 2006-06-30
TEKNI PLEX INC
filed 2006-09-28
CIK 1039542

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2006

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
                                      NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes     No  X
                                               ---    ---

Indicate by check mark if the Registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes     No  X
                                                        ---    ---

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                        ---                   ---                       ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes     No  X
                            ---    ---

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

DESCRIPTION OF SEGMENTS

See footnote 14 of our June 30, 2006 audited consolidated financial statements.

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

COMPETITIVE STRENGTHS

We believe that our competitive strengths include:

     - Strong market positions in core businesses. We have a strong market presence in the United States in our core product lines. The following table shows what we believe to be our market position in the U.S. in our primary product lines:

                             PRODUCT MARKET POSITION

Vinyl medical device materials..............................................   1
Vinyl medical tubing........................................................   1
Laminated, clear, high barrier pharmaceutical blister packaging.............   1
Multi-layered co-extruded and laminated closure liners......................   1
Garden and irrigation hose..................................................   1
Precision tubing and gaskets for aerosol packaging..........................   1
Egg cartons.................................................................   1
Foam processor trays........................................................   2

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

     - Experienced management team. Our Senior management team has an average of 25 years of experience in the industry. Since 1994, management has successfully integrated the acquisition of the operations and assets of 10 businesses. Management has substantially improved the competitive position of each of the acquired businesses by integrating the acquisitions, effecting turnarounds, providing strategic direction and leadership, increasing sales and market share, improving manufacturing efficiencies and productivity, and developing new technologies to enhance their competitive strengths. Current management owns more than 20% of the fully diluted common stock of the Company.

EMPLOYEES

We have approximately 3,100 employees. Approximately one-third of our employees are represented by labor unions; we believe our labor relations with those unions are satisfactory.

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

     - Growth through international expansion. We believe that there is significant opportunity to expand our international sales, which currently represent approximately 13.6% of our total revenues. At present, we have manufacturing operations with attached sales offices in Europe, China, Canada and Argentina. We have a regional sales office in Asia and sales representatives in the Middle East. We believe that our growing international presence, which is a combination of our own regional manufacturing and sales forces and independent sales representatives, will continue to generate opportunities to increase our sales.

PACKAGING SEGMENT

The Packaging segment of our business had revenues of $374.1 million (50.4% of total revenues) for the year ended June 30, 2006 and $348.7 million (50.1% of total revenues) for the year ended July 1, 2005. Further details of the major markets served by this segment are given below:

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

In the clear blister packaging market, we have one principal competitor worldwide with resources equal to or greater than ours. However, we believe that this competitor does not have the breadth of product offering to match ours, and that this differentiation is significant as viewed by the pharmaceutical industry. Also, the high manufacturing and compliance standards imposed by the pharmaceutical companies on their suppliers provide a significant barrier to the entry of new competitors. Entry barriers also arise due to the lengthy and stringent approval process required by pharmaceutical companies. Since approval requires that the drug be tested while packaged in the same packaging materials intended for commercial use, changing materials after approval risks renewed scrutiny by the FDA. The packaging materials for pharmaceutical applications also require special documentation of material sources and uses within the manufacturing process as well as heightened quality assurance measures.

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

TUBING SEGMENT

The Tubing Products segment of our business had revenues of $215.8 million (29.1% of total revenues) for the year ended June 30, 2006 and $213.1 million (30.6% of total revenues) for the year ended July 1, 2005. Further details of the major markets served by this segment are given below:

GARDEN AND IRRIGATION HOSE PRODUCTS

We believe that we are the leading producer of garden hose in North America. We have produced garden hose products for over fifty years, and produce its primary components internally, including proprietary material formulations and brass couplings. Innovations have included the patented Colorite(R) Evenflow(R) design and ultra high quality product lines that utilize medical-grade plastics. We also manufacture specialty hose products such as air hose and irrigator ("soaker") hose.

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

ITEM 1A. RISK FACTORS

OUR PROFITS WILL LIKELY DECLINE AS A RESULT OF PRICE VOLATILITY AND AVAILABILITY OF RAW MATERIALS IF WE ARE UNABLE TO PASS PRICE INCREASES ON TO CUSTOMERS OR TO OBTAIN NECESSARY RAW MATERIALS.

Our profitability will likely decline if raw material prices increase and we are unable to pass these price increases on to our customers, employ successful hedging strategies, enter into supply contracts at favorable prices or buy on the spot market at favorable prices. Our products are manufactured from commodity petrochemicals that are readily available in bulk quantities from numerous large, vertically integrated chemical companies. Except for PCTFE film, a raw material used in the manufacturing of our clear, laminated blister packaging materials, we currently purchase each principal raw material from several of the top suppliers. Prices for our raw materials have fluctuated in the past and likely will continue to do so in the future. Historically, we have been able to pass on substantially all of the price increases in raw materials to our customers on a timely basis, although in the case of most of our garden hose products we are usually not able to do so until the following season because prices are typically set annually. While we have not guaranteed prices for our garden hose product, for the 2006 selling season, we cannot assure you that we will be able to pass on price increases in the future.

WE OPERATE IN DISCRETE MARKET SEGMENTS OF OUR INDUSTRY, SOME OF WHICH ARE HIGHLY COMPETITIVE AND INCLUDE PARTICIPANTS WITH GREATER RESOURCES THAN OURS. WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST THESE PARTICIPANTS.

We compete with a wide variety of manufacturers because we operate in discrete market segments. Some of our competitors are larger, have greater financial resources and are less leveraged than we are. As a result, these competitors may be better able to withstand a change in market conditions within the industry and throughout the economy as a whole. These competitors may also be able to maintain significantly greater operating and financial flexibility than we can. Additionally, a number of our niche product applications are customized or sold for highly specialized uses. Competitors with greater financial, technological, manufacturing and marketing resources than ours and that do not currently market similar applications for these uses could choose to do so in the future. If we are faced with increased competition, our business, financial condition or results of operations could suffer as a result of loss of customers and declining profits.

THE GARDEN AND IRRIGATION HOSE PRODUCTS BUSINESS IS HIGHLY SEASONAL AND IS IMPACTED BY WEATHER CONDITIONS, WHICH RESULTS IN SIGNIFICANT FLUCTUATION OF OUR FINANCIAL RESULTS OVER THE COURSE OF THE FISCAL YEAR.

The market for our garden and irrigation hose products is highly seasonal, with a majority of our sales occurring in spring and early summer. As a result of the need to build up inventories in anticipation of such sales, our working capital requirements peak in the spring. In addition, this seasonality has a significant impact on our net income from quarter to quarter. To the extent such sales peak later in any fiscal year compared to other fiscal years, as a result of weather or other factors, cash flows may not be comparable on an interim period basis. In addition, the market for our garden and irrigation hose products is impacted by adverse weather conditions.

OUR FOREIGN INVESTMENT AND OPERATIONS SUBJECT OUR BUSINESS TO ONGOING FOREIGN REGULATION AND OTHER RISKS ASSOCIATED WITH CONDUCTING BUSINESS IN FOREIGN COUNTRIES. IF WE FAIL TO COMPLY WITH SUCH REGULATION OR ADAPT TO SUCH RISKS, WE MAY BE UNABLE TO SELL OUR PRODUCTS.

We have operations and other investments in a number of countries outside of the United States. Our foreign operations and investments are subject to the risks normally associated with conducting business in foreign countries, including:

- limitations on ownership and on repatriation of earnings;

- import and export restrictions and tariffs;

- additional expenses relating to the difficulties and costs of staffing and managing international operations;

- labor disputes and uncertain political and economic environments, including risks of war and civil disturbances and the impact of foreign business cycles;

- change in laws or policies of a foreign country;

- delays in obtaining or the inability to obtain necessary governmental permits;

- potentially adverse consequences resulting from the applicability of foreign tax laws;

- cultural differences; and

- increased expenses due to inflation.

Our foreign operations and investments may be limited, and our ability to sell our products may be disrupted by, laws and policies of the United States and the other countries in which we operate affecting foreign trade, investment and taxation.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND THE LOSS OF THEIR SERVICES OR THE FAILURE TO ATTRACT ADDITIONAL QUALIFIED PERSONNEL COULD HARM OUR BUSINESS.

We are dependent on the management experience and continued services of our executive officers, including Dr. F. Patrick Smith, who may be difficult to replace if we lose his services. The loss of the services of these officers could have a material adverse effect on our business. In addition, our continued growth depends on our ability to attract and retain experienced key employees. We maintain a key person life insurance policy on Dr. Smith, and we have an employment agreement with Dr. Smith.

IF WE WERE REQUIRED TO WRITE DOWN ALL OR PART OF OUR GOODWILL, OUR NET INCOME AND NET WORTH COULD DECREASE.

Historically, we have amortized goodwill on a straight-line basis. Effective June 29, 2002, we no longer amortize goodwill. Instead, we are required to periodically determine if our goodwill has become impaired, in which case we would write down the impaired portion of our goodwill. If we were required to write down all or part of our goodwill, our net income and net worth could decrease. In fiscal 2006 we decreased our goodwill by $35.1 million due to impairment at our Swan garden hose operation resulting from lost market share.

COMPLIANCE WITH ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS COULD IMPOSE SUBSTANTIAL COSTS UPON US.

Our facilities, operations, and properties are subject to foreign, federal, provincial, state and local environmental and health and safety laws and regulations. These laws and regulations are complex, change frequently and they and the enforcement of them against our industry have tended to become more stringent over time. We are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters and have in the past and will continue to incur capital costs and other expenditures relating to these matters. While we have budgeted for future capital and operating expenditures to maintain compliance with environmental and health and safety laws and regulations, these laws and regulations may change or become more stringent in the future. Failures to comply with these laws and regulations or more stringent enforcement of them could result in fines, other sanctions or could require changes in our product formulation or labeling.

We could incur significant fines, penalties, capital costs or other liabilities or obligations associated with any noncompliance, contamination or natural resource damage or toxic tort liability at or related to any of our current or former operations, facilities or properties. Changes in laws or the interpretation thereof, the development of new facts or the failure of third parties to address contamination at current or former facilities or properties could also cause us to incur additional costs. Any of these foregoing fines, penalties, capital costs, liabilities or obligations could impose substantial costs on us and could, in turn, harm our businesses, financial condition or results of operations.

Current and prior owners and operators of property or businesses may be subject to joint and several liability for investigation and remediation costs at contaminated sites under environmental laws without regard to fault or to knowledge about the condition or action causing the liability and may have liability for related damages to natural resources. We are currently, and may in the future be, required to incur costs relating to the investigation or remediation of property, including property where we dispose of our waste, under the requirements of New Jersey's Industrial Site Recovery Act or other laws, and environmental conditions could lead to other claims for damages to natural resources, personal injury or property damage.

Certain properties that we now or previously owned or leased are undergoing investigation or remediation by us or by third parties or may in the future require such action as a result of historical operations. We cannot assure you that any costs ultimately borne by us in connection with any of these remediation projects would not be material.

A SIGNIFICANT PORTION OF OUR WORKFORCE IS UNIONIZED AND UNSATISFACTORY RELATIONS WITH OUR WORKFORCE, INCLUDING WORK STOPPAGES, COULD DISRUPT OUR PRODUCTION AND HARM OUR BUSINESS.

As of June 30, 2006, we had approximately 3,100 employees, of whom approximately one third were represented by labor unions under various collective bargaining agreements. We have had one labor strike in the United States in our history, which occurred at our Ridgefield, NJ plant in August 2003. Although we consider our current relations with these unions to be generally good, if we do not maintain these good relations, if we cannot negotiate the collective bargaining agreements on favorable terms or if a major work disruption event were to occur, it could harm our business.

OUR DISCLOSURE CONTROLS AND PROCEDURES ARE NOT EFFECTIVE.

In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended June 30, 2006, the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "significant deficiencies", as defined under standards established by the Public Company Accounting Oversight Board:

- Lack of quantity of staff in order to ensure the timeliness and completeness of financial reporting.

We agree with this assessment.

Significant deficiencies are matters coming to the attention of the independent auditors that in their judgment, relate to material weaknesses in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider these matters, which are listed above, to be a "material weakness" that, by itself, may increase the possibility that a material misstatement in our financial statements might not be prevented or detected by our employees in the normal course of performing their assigned functions.

ITEM 2. FACILITIES

The Company believes that its facilities are suitable for their purposes and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all of the Company's offices and facilities, all of which are owned unless otherwise indicated.


                                                                     APPROXIMATE
          LOCATION                            PRIMARY FUNCTION       SQUARE FEET
          --------                     ---------------------------   -----------
Belfast, Northern Ireland...........   Manufacturing                    47,580
Blauvelt, New York(4)...............   Manufacturing                    56,400
Burlington, New Jersey..............   Manufacturing                   124,000
Bucyrus, Ohio.......................   Manufacturing                   587,649
Buenos Aires, Argentina(2)..........   Manufacturing and warehouse      12,900
Cambridge, Ontario, Canada..........   Manufacturing and warehouse      40,000
City of Industry, California(5).....   Manufacturing                   110,000
Clayton, North Carolina.............   Manufacturing                    99,665
Clinton, Illinois...................   Manufacturing                    69,000
Coppell, Texas(6)...................   Executive Offices                 3,125
Dallas, Texas.......................   Manufacturing                   139,000
Dallas, Texas.......................   Warehouse                        10,759

Decatur, Indiana....................   Manufacturing                    187,000
Decatur, Indiana(1).................   Warehouse                          3,750
East Farmingdale, New York(5).......   Manufacturing                     56,556
East Farmingdale, New York (5)......   Warehouse                         11,000
Erembodegem (Aalst), Belgium........   Manufacturing                    125,667
Erembodegem (Aalst), Belgium(9).....   Warehouse                         64,070
Flemington, New Jersey..............   Manufacturing                    145,000
Fullerton, California (8)...........   Manufacturing and warehouse       60,250
Harrison, New Jersey(3).............   Warehouse                        135,501
Lawrenceville, Georgia..............   Manufacturing                    150,000
Lawrenceville, Georgia(5)...........   Warehouse                         13,000
Livonia, Michigan(1)................   Warehouse                          7,240
McKenzie, Tennessee.................   Manufacturing and warehouse       60,000
Memphis, Tennessee(4)...............   Manufacturing and warehouse      149,800
Memphis, Tennessee(4)...............   Warehouse                         50,000
Milan (Gaggiano), Italy(7)..........   Warehouse                         12,920
Milan (Gaggiano), Italy.............   Manufacturing                     14,900
Milan (Gaggiano), Italy.............   Manufacturing                     25,800
Milan (Rosate), Italy(5)............   Manufacturing                     24,000
Mississauga, Ontario, Canada(10)....   Manufacturing                    118,196
Mississauga, Ontario, Canada(3).....   Manufacturing                    100,000
Piscataway, New Jersey(3)...........   Manufacturing                    155,000
Ridgefield, New Jersey..............   Manufacturing                    330,000
Rockaway, New Jersey................   Manufacturing                     90,550
Schaumburg, Illinois(11)............   Manufacturing and warehouse       97,966
Schiller Park, Illinois.............   Manufacturing                     15,232
Shelby, Ohio(5).....................   Warehouse                        350,000
Singapore(1)........................   Sales Office                         550
Somerville, New Jersey..............   Manufacturing                    172,000
Sparks, Nevada(7)...................   Manufacturing                    448,000
Suzhou, China (4)...................   Manufacturing & warehouse        120,000
Tonawanda, New York(7)..............   Manufacturing                     32,000
Troy, Ohio(4).......................   Manufacturing and warehouse      220,000
Tustin, California(1)...............   Sales Office                         414
Waco, Texas.........................   Manufacturing                    104,600
Wenatchee, Washington...............   Manufacturing                     97,000
Wenatchee, Washington(4)............   Warehouse                         26,200
Wenatchee, Washington(1)............   Warehouse                          8,000

(Years relate to calendar years)

(1)  Leased on a month-to-month basis.

(2)  Lease expires in 2006.

(3)  Lease expires in 2007.

(4)  Lease expires in 2008.

(5)  Lease expires in 2009.

(6)  Lease expires in 2011.

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

We previously reported, in January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $3.8 million at current exchange rates, have been fully accrued for in fiscal 2006.

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

In 2004, the National Enforcement Investigation Center (NEIC), on behalf of the United States Environmental Protection Agency (EPA), conducted an environmental review of our Burlington, NJ site concerning federal Clean Air Act requirements. The EPA subsequently issued a request for further information regarding these air issues under Section 114 of the federal Clean Air Act. In February and March, 2006 the New Jersey Department of Environmental Protection (NJDEP) issued administrative orders alleging violations of certain state air regulations at the Burlington facility. In March, 2006, the United States Department of Justice
(DOJ) contacted Colorite on behalf of the EPA. The DOJ indicated that certain violations under several federal environmental statutes had been identified as a result of the EPA's inspection. They discussed the alleged violations and attempted to negotiate a settlement. Since that date, representatives of Colorite have met with representatives of EPA, DOJ and NJDEP on several occasions to discuss the alleged federal and state violations. Tekni-Plex continues to evaluate the alleged violations and its defenses to them, and anticipates negotiating with the government agencies to attempt to resolve these matters.

In 2004, we also received a similar request for information from the EPA concerning air emissions at our Wenatchee, Washington plant which we do not expect to result in significant costs or fines or penalties.

In fiscal 2006 we established an incremental $900,000 reserve in our financial statements to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $522,500 and the reserves described in Note 7 related to our Elm and Swan acquisitions.

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

Fiscal 2005   $(2.8) million
Fiscal 2004   $(2.7) million
Fiscal 2003   $(0.5) million
Fiscal 2002   $(0.5) million

                                                                                         YEAR ENDED
                                                               --------------------------------------------------------------
                                                               JUNE 28,   JUNE 27,    JULY 2,
                                                                 2002       2003       2004      JULY 1, 2005   JUNE 30, 2006
                                                               --------   --------   ---------   ------------   -------------
STATEMENT OF OPERATIONS DATA:
Net sales...................................................   $577,749   $610,663   $ 635,642    $ 695,524       $ 742,683
Cost of goods sold..........................................    430,920    459,981     530,372      600,170         621,983
Gross profit................................................    146,829    150,682     105,270       95,354         120,700
Integration Expense.........................................         --     11,164       7,775       10,478           5,250
Selling, general and administrative expenses(c).............     69,444     61,600      69,159       60,690          96,490
Income from operations......................................     77,385     77,918      28,336       24,186          18,960
Interest expense, net(a)....................................     70,934     71,266      84,451       89,899         104,831
Unrealized loss (gain) on derivative contracts..............      7,830      1,997     (10,654)      (8,287)         (3,800)
Other expense (income)......................................         (6)      (531)        605       (2,194)         (2,737)
Pre-tax income (loss).......................................     (1,373)     5,186     (46,066)     (55,232)        (79,334)
Income tax provision (benefit)..............................      5,677      2,306      11,121       26,247           4,997
Net income (loss)...........................................     (7,050)     2,880     (57,187)     (81,479)        (84,311)
BALANCE SHEET DATA (AT YEAR END):
Working capital.............................................   $218,136   $248,372    $225,857     $200,818        $215,415
Total Assets................................................    691,180    783,471     743,663      691,695         663,355
Total debt (including current portion and preferred stock)..    692,821    729,484     734,007      800,517         849,621
Stockholders' (deficit).....................................    (91,894)   (66,104)   (105,054)    (213,327)       (288,931)
OTHER FINANCIAL DATA:
Depreciation and amortization...............................   $ 39,863    $28,342     $32,304      $32,653         $31,996
Goodwill impairment(c)......................................         --         --      10,000           --          35,131
Capital expenditures........................................     24,653     32,232      30,128       18,246          19,082
Cash flows:
From (used in) operations...................................      7,922     15,029      (7,364)     (24,461)        (11,199)
From (used in) investing....................................    (88,446)   (49,994)    (34,126)     (19,000)        (18,874)
From financing..............................................     64,092     54,203      23,513       32,272          32,598

----------
(a) Interest expense included a $1,400 reduction in deferred financing costs and a $5,000 reduction in deferred financing costs in fiscal 2005 and fiscal 2004 respectively.

(b) Income tax provision contains an increase in the valuation allowance of deferred tax assets of $23.1 million and $7.0 million in 2005 and 2004, respectively.

(c) In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment in greater detail, evaluating each line of business within this segment separately. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, eliminating much of its fixed costs, to reflect our reduced market position. As a result of impairment tests being performed at the end of fiscal 2006 and 2005, the Company did not record an impairment charge. In fiscal 2004, an impairment charge of $10.0 million associated with its specialty resins operations was recorded.

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

                         SELECTED FINANCIAL INFORMATION
                            (PERCENTAGE OF NET SALES)

                                                   JULY 2,      JULY 1,   JUNE 30,
                                                    2004         2005       2006
                                                 ------------   -------   --------
Net sales.....................................       100.0%      100.0%    100.0%
Cost of sales.................................        83.4        86.3      83.7
Gross profit..................................        16.6        13.7      16.3
Integration Expense...........................         1.2         1.5       0.7
Selling, general and administrative expenses..        10.9         8.7      13.0
Income from operations........................         4.5         3.5       2.6
Interest expense..............................        13.3        12.9      14.1
Provision (Benefit) for income taxes..........         1.7         3.8       0.7
Net income (loss).............................        (9.0)      (11.7)    (11.4)
Depreciation and amortization.................         5.1         4.7       4.3

Net sales increased to $742.7 million in fiscal 2006 from $695.5 million the same period last year, representing a 6.8% increase. Net sales in our Packaging Segment grew 7.3% to $374.1 million in the most recent period from $348.7 million in fiscal 2005 primarily due to higher selling prices. Net sales in our Tubing Products Segment increased 1.3% to $215.8 million in fiscal 2006 from $213.1 million in fiscal 2005 due to significant price increases, in excess of 10% on average, that went into effect midway through our fiscal year for our garden hose products. These price increases were largely offset by lower sales volumes due to lost market share, in excess of 10 percentage points, at our garden hose operations. Other net sales grew 14.2% to $152.8 million in fiscal 2006 compared to $133.8 million in the previous year due to higher selling prices which rose 16.8% on average, offset by lower volumes which declined by approximately 2.4%.

Rebates, discounts and sales allowances totaled to $57.3 million or 7.7% of net sales in fiscal 2006 compared to $43.0 million or 6.2% of net sales in fiscal 2005. The increase was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant years.

Cost of goods sold increased to $622.0 million in fiscal 2006 from $600.2 million in fiscal 2005 due to higher energy, labor and freight costs. Despite generally higher prices for our raw materials, our material cost decreased a modest 0.3% in fiscal 2006 compared to fiscal 2005. Lower material costs resulted from both lower garden hose volumes due to lost market share and improved material utilization rates. Expressed as a percentage of net sales, cost of goods sold decreased to 83.7% in the current period compared to 86.3% in the prior period

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. In general, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. In fiscal 2006, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 12.4% and 18.3% respectively. Price increases on our garden hose products that generally went into effect in January 2006 coupled with cost reduction initiatives and product mix improvements more than offset this increase in raw material costs. To further mitigate the potential impact of continued increases in the cost of our raw materials and in contrast to previous years, we did not guarantee garden hose pricing for the 2006 selling season, nor do we anticipate doing so in fiscal 2007.

Our cost of goods sold includes a $2.8 million inventory write-down (0.4% of net sales) in fiscal 2005 to reflect inventory restatements at our American Gasket and Rubber Division.

Gross profit, as a result of the above, increased to $120.7 million in the current period compared to $95.4 million in the prior period. Expressed as a percentage of net sales, gross profit increased to 16.3% in fiscal 2006 from 13.7% last year.

Our Packaging Segment gross profit increased 12.7% to $93.7 million in fiscal 2006 from $83.1 million in fiscal 2005 due to higher selling prices. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 25.1% in the current period from 23.8% in the previous period.

Our Tubing Products Segment gross profit increased 136.6% to $16.8 million in fiscal 2006 from $7.1 million in fiscal 2005 as significantly higher selling prices more than offset both higher raw material costs and reduced volumes. Expressed as a percentage of net sales, our Tubing Products Segment gross profit more than doubled to 7.8% in the current period from 3.3% in the previous period.

Other gross profit increased to $10.1 million in fiscal 2006 from $5.2 million in fiscal 2005 primarily due to higher pricing. Expressed as a percentage of net sales, other gross profit improved to 6.6% in fiscal 2006 from 3.8% a year earlier.

Selling, general and administrative expenses increased to $96.5 million in the most recent fiscal year from $60.7 million last year largely due to the inclusion of a $35.1 million non-cash charge in our second fiscal quarter to write off goodwill associated with our garden hose operations. In recent years our garden hose operations have not been profitable. While the price increases we secured for the 2006 selling season has returned these operations to profitability, we have lost significant market share. In the near term, we expect to reduce our production capacity at our Swan operations to reflect our reduced market share and accordingly we have deemed it appropriate to write-off the goodwill associated with these operations. Measured as a percentage of net sales, selling, general and administrative expenses increased to 13.0% in the current period from 8.7% in the previous period.

Integration expenses decreased to $5.3 million or 0.7% of net sales in fiscal 2006 from $10.5 million or 1.5% of net sales in fiscal 2005. The decrease was largely related to the fact that we completed the closing of our Rockaway facility early in fiscal 2006 and we incurred lower costs associated with the integration of our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                   2006    2005
                   ----   -----
Elm Packaging
   Material        $2.6   $ 3.8
   Labor            0.8     1.5
   Overhead         1.6     2.5
Rockaway closing
   Material         0.0     1.5
   Labor            0.0     0.1
   Overhead         0.0     0.9
   SG&A             0.3     0.2
                   ----   -----
Total              $5.3   $10.5
                   ====   =====

We expect the closing of our Rockaway facility to result in approximately $1.0 million of annual cost savings. We also expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, decreased to $19.0 million in fiscal 2006 from $24.2 million in fiscal 2005. Expressed as a percentage of net sales, operating profit decreased to 2.6% in the most recent period from 3.5% in the comparable period of last year.

Our Packaging Segment operating profit increased 29.9% to $63.6 million (17.0% of net sales) in the current period compared to $49.0 million (14.0% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($30.5) million in fiscal 2006 compared to an operating loss of ($6.5) million in fiscal 2005. Measured as a percent of net sales, our Tubing Segment operating loss decreased to (14.2%) of net sales in the current period compared to (3.0%) of net sales in the previous year. The 2006 period included a $35.1 million non-cash charge to write-off goodwill associated with our garden hose operations. Our Tubing Segment reported $4.6 million of operating profit before goodwill impaiment in fiscal 2006. Our Other segment reported a $3.0 million or 2.0% of net sales operating profit in fiscal 2006 compared to a loss of ($1.2) million or (0.9%) of net sales in the comparable period of 2005.

Interest expense increased to $104.8 million (14.1% of net sales) in fiscal 2006 from $89.9 million (12.9% of net sales) in fiscal 2005 due to the inclusion of a $15.2 million, non-cash interest expense associated with our Series A Redeemable preferred stock reflecting its accretion to its mandatory redemption amount.

Unrealized gain on derivative transactions was $3.8 million or 0.5% of net sales in fiscal 2006 compared to $8.3 million or 1.2% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($79.3) million or (10.7%) of net sales for fiscal 2006 compared to a loss of ($55.2) million or (7.9%) of net sales for fiscal 2005.

Income tax expense was $5.0 million for fiscal 2006 compared to $26.2 million for fiscal 2005 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset. Our fiscal 2005 tax provision include a $23.1 million charge to increase our deferred tax assets' valuation allowance.

Net loss, as a result, was a loss of ($84.3) million for fiscal 2006 or (11.4%) of net sales compared with a loss of ($81.5) million for fiscal 2005 or (11.7%) of net sales.

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

                    2005   2004
                   -----   ----
Elm Packaging
   Material        $ 3.8   $2.7
   Labor             1.5    1.6
   Overhead          2.5    2.6
Rockaway closing
   Material          1.5    0.1
   Labor             0.1    0.1
   Overhead          0.9    0.3
   SG&A              0.2    0.2
                   -----   ----
Total              $10.5   $7.8
                   =====   ====

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

Unrealized gain on derivative transactions was $8.3 million or 1.2% of net sales in fiscal 2005 compared to $10.7 million or 1.7% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts.

Income (loss) before income taxes, as a result, was a loss of ($55.2) million or (7.9%) of net sales for fiscal 2005 compared to a loss of ($46.1) million or (7.2%) of net sales for fiscal 2004.

Income tax expense was $26.2 million for fiscal 2005 compared to $11.1 million for fiscal 2004 as we increased our valuation allowance of our deferred tax asset by $23.1 million in fiscal 2005 and $15.0 million in fiscal 2004. Given our continued pre-tax losses in recent years, we decided to reserve fully against our deferred tax assets at the end of fiscal 2005.

Net income (loss), as a result, was a loss of ($81.5) million for fiscal 2005 or (11.7%) of net sales compared with a loss of ($57.2) million for fiscal 2004 or (9.0%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended July 1, 2006, net cash used in operating activities was $11.2 million compared to $24.5 million of cash used in operating activities in the prior year. The $13.3 million improvement was due primarily to improved earnings before non-cash charges (such as goodwill impairment and interest accretion) as our garden hose operations returned to profitability in the second half of our fiscal year. Beginning with the 2006 selling season, we have discontinued the practice of guaranteeing garden hose prices for the entire season. While we believe raw material costs may continue to rise in fiscal 2007, we also believe the prices we have secured to date for our garden hose products has helped restore our profitability. Furthermore, we believe that, subject to prevailing competitive pressures, we will generally be able to pass on future increases in raw material costs to primarily all of our customers, including our garden hose customers, albeit with a lag of one to three months. However, we can give you no assurance to that effect.

Despite improved earnings before non cash charges, increases in our accounts receivable and inventories as well as a reduction in our trade accounts payable contributed to our use of cash from operations in fiscal 2006. Other various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

As of September 22, 2006, we had an outstanding balance of $15.0 million under our $75.0 million asset backed credit facility. Also as of September 22, 2006 availability under this facility was reduced by $7.0 million of letters of credit related to our workmen's compensation insurance programs.

Working capital at June 30, 2006 was $215.4 million compared to $200.8 million at July 1, 2005. The increase was primarily caused by an increase in net borrowings under our asset backed credit facility reduced by operating losses.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the years ended June 30, 2006, July 1, 2005, and July 2, 2004 were $19.1 million and $18.2 million and $29.5 million, respectively. Management believes that we will be able to pass along expected higher raw material costs to our garden hose customers during fiscal 2007 and consequently, cash generated from operations plus funds available in the Company's asset backed facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures and other investments which management believes are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

In June 2000, Tekni-Plex entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortized on the same schedule as the original term loans. As of July 1, 2006 the notional amount of the swaps is $230.0 million.

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

We recorded an unrealized gain from derivative transactions of $3.8 million and $8.3 million in fiscal years 2006 and 2005, respectively.

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

At June 30, 2006, the Company's contractual obligations are as follows:

                        PENSION
                       AND POST
PAYMENTS              RETIREMENT   INTEREST   LONG-TERM   PREFERRED (2)   PREFERRED STOCK
DUE BY PERIOD         HEALTHCARE    EXPENSE      DEBT       DIVIDENDS      ACCRETION (3)    LEASES   TOTAL
-------------         ----------   --------   ---------   -------------   ---------------   ------   -----
Less than 1 year...      $ 1.6       86.7         1.2           0.5             12.7          8.2    110.9
Year 2.............        1.7       86.6         0.3           6.6             12.7          6.8    114.0
Year 3.............        1.9       84.1        39.3           6.6             12.7          5.1    149.6
Year 4.............        2.0       83.6       318.2           6.6             12.7          3.8    427.0
Year 5.............        2.2       43.5         0.2           6.6             12.7          3.6     68.7
After 5 years......       11.4       81.6       479.8          24.1             33.7         20.7    651.4

----------
(1) Interest expense includes obligations under our interest rate swap agreement.

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

The Company has intangible assets related to acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We adopted SFAS 142, which requires us to cease amortization of goodwill, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. We have traditionally conducted these tests at the segment level of our businesses. In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, eliminating much of its fixed costs, to reflect our reduced market position. As a result of impairment tests being performed at the end of fiscal 2006 and 2005, the Company did not record an impairment charge. In fiscal 2004, an impairment charge of $10.0 million associated with its specialty resins operations was recorded.

In performing the above noted goodwill impairment testing, the Company uses a measure of fair value based on an evaluation of future discounted cash flows. This evaluation utilized what management believes to be the best information available in the circumstances, including what management believes to be reasonable and supportable assumptions and projections. Such assumptions are consistent with those utilized in the Company's annual planning process and appropriately take into account managements' initiatives to improve operational efficiencies. If these turnaround initiatives do not achieve their earning objectives, the assumptions and estimates underlying this goodwill impairment evaluation could be modified in the future leading to further impairment in the recorded value of goodwill.

The Company records a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our recent financial performance, in fiscal 2006 we continued to fully reserve against our deferred tax asset.

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140 ("SFAS 155"). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. More specifically, SFAS 155:

    1. Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

    2. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

    3. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

    4. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

    5. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not determined the effect, if any, that the adoption of SFAS 155 will have on the Company's consolidated financial position or results of operations.

In July 2006, FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance that FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company's consolidated financial position or results of operations.

INFLATION

During fiscal 2006 and fiscal 2005, we contended with significant and rapidly rising raw material prices. Over the long term, we believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 30, 2006 and July 1, 2005 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $39.0 million and $12.0 million respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $0.4 million and $0.1 million respectively, on the Company's earnings and cash flows based upon these year-end debt levels.

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

In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended June 30, 2006, the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "significant deficiencies", as defined under standards established by the Public Company Accounting Oversight Board:

- Lack of quantity of staff in order to ensure timeliness and completeness of financial reporting.

Management agrees with this assessment.

Significant deficiencies are matters coming to the attention of the independent auditors that in their judgment, relate to material weaknesses in the design or operation of internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider this matter, which is listed above, to be a "material weakness" that, by itself, may increase the possibility that a material misstatement in our financial statements might not be prevented or detected by our employees in the normal course of performing their assigned functions.

Over the last 12 months we have made a number of significant changes to our internal controls. They include:

     (1)  creating of an internal audit department;

     (2)  adding additional staff to the accounting and finance functional group

     (3) centralizing the reporting of financial managers to 4 group controllers who will provide increased oversight and improved training;

     (4) during annual performance reviews of accounting and bookkeeping personnel; requiring all reviewing personnel to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally;

     (5) improving its internal financial reporting systems and related controls across all of its divisions to, among other things, increase both the frequency by which inventory and rebates discounts and allowances are monitored as well as increasing the number of managers responsible for monitoring these functions;

     (6) instituting a policy of performing routine credit and background checks on all financial staff and key managers; and

     (7) beginning the process of centralizing our cash management function and significantly improving our controls over cash disbursements.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of September 26, 2006 as well as of June 30, 2006. Given the material weakness noted above, the Company's Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of those dates. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company will continue to improve and refine its internal controls over the next 12 months.

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

              NAME                AGE                   POSITION
              ----                ---                   --------
Dr. F. Patrick Smith...........    58   Chairman of the Board, Chief Executive
                                        Officer and President
James E. Condon................    44   Chief Financial Officer, Vice President,
                                        Secretary and Director
Edward Goldberg................    57   Senior Vice President and Director
John S. Geer...................    61   Director
J. Andrew McWethy..............    65   Director
Michael F. Cronin..............    52   Director

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

James E. Condon is a Senior Vice President, Secretary and Chief Financial Officer of Tekni-Plex, Inc. He joined Tekni-Plex in 2001 and became a Director in 2004. Prior to joining Tekni-Plex Mr. Condon was a Vice President at J.P. Morgan Securities Inc.

Edward Goldberg is a Senior Vice President of the Company, and manages six of its divisions. He has been with the company since June, 2001, and as of March, 2005 was appointed to serve on the Board of Directors. He received his BS and MS degrees in Chemical Engineering from Rensselaer Polytechnic Institute in 1971. He worked for P&G and The Scott Paper Company for a total of 25 years, in diverse roles including Vice President of: Supply Systems; Business Development; and Strategic Planning. Prior to leaving Scott Paper he was the company's U.S. V.P. - Consumer Supply System. He subsequently worked for the Nice Pak and the Lander corporations in senior management positions. His most specific field of emphasis has been General Management for turn around situations.

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

SUMMARY COMPENSATION TABLE

                                                       FISCAL                             STOCK       OTHER ANNUAL
             NAME & PRINCIPAL POSITION                  YEAR      SALARY      BONUS    OPTIONS (b)   COMPENSATION(a)
             -------------------------                 ------   ----------   -------   -----------   ---------------
Dr. F. Patrick Smith................................    2006    $4,000,000   $    --        --           $48,694
   Chairman, Chief Executive Officer and President      2005     7,040,000        --        --            51,822
                                                        2004     6,655,000        --        --            54,941
Mr. James E. Condon.................................    2006       569,393        --        --             7,200
   Vice President and Chief Financial Officer           2005       558,000        --        --             7,200
                                                        2004       540,000        --        --             7,200
Mr. Edward Goldberg.................................    2006       260,000        --        --             6,900
   Senior Vice President & Director                     2005       260,000        --        --             6,900
                                                        2004       215,000    27,313        --             6,900

----------
(a) Includes amounts reimbursed during the fiscal year for payment of auto expense, membership fees, etc.

(b) In fiscal 2006, Mr. Goldberg and Mr. Condon each received options to purchase 4 shares of Tekni-Plex stock with a strike price of $43,681 per share. These options have nominal, if any, value today.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                            NUMBER OF     PERCENT OF                               ANNUAL RATES OF
                             COMMON          TOTAL      EXERCISE                     STOCK PRICE
                           SECURITIES    OPTIONS/SARS    OR BASE                  APPRECIATION FOR
                           UNDERLYING     GRANTED TO      PRICE                      OPTION TERM
                          OPTIONS/SARS   EMPLOYEES IN      PER     EXPIRATION   --------------------
          NAME               GRANTED      FISCAL YEAR     SHARE       DATE             5%   10%
          ----            ------------   ------------   --------   ----------         ---   ---
Dr. F. Patrick Smith...           --           --%            --        --             --    --
Mr. James E. Condon....     4 shares         25.0%       $43,681      2016             $0    $0
Mr. Edward Goldberg....     4 shares         25.0%       $43,681      2016             $0    $0

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                               NUMBER OF
                                                               SECURITIES     VALUE ($000)
                                                               UNDERLYING    OF UNEXERCISED
                                                              UNEXERCISED     IN-THE-MONEY
                                                              OPTIONS/SARS    OPTIONS/SARS
                                                               AT FY-END        AT FY-END
                          SHARES ACQUIRED                     EXERCISABLE/    EXERCISABLE/
          NAME              ON EXERCISE     VALUE REALIZED   UNEXERCISABLE    UNEXERCISABLE
          ----            ---------------   --------------   -------------   --------------
Dr. F. Patrick Smith...          --               --               --               --/--
Mr. James E. Condon....          --               --                8               --/--
Mr. Edward Goldberg....          --               --                4               --/--

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Tekni-Plex Partners LLC holds approximately 96.3% and MST/TP Partners LLC holds approximately 3.7% of Tekni-Plex's outstanding common stock.

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

Audit and audit-related fees billed or expected to be billed to us by BDO Seidman, LLP for the audit of the financial statements included in our Annual Report on Form 10-K and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended June 30, 2006 and July 1, 2005 totaled approximately $895,000 and $110,000 and $882,000 and $110,000, respectively. Audit related fees include reviews of offerings, SEC comment letters, and employee benefit plan audits.

Tax preparation, review, and advisory services billed or expected to be billed to us by BDO for the fiscal years ended June 30, 2006 and July 1, 2005 totaled approximately $336,000 and $477,000, respectively.

No other services were provided to us by BDO Seidman, LLP during fiscal 2006 and 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements and Schedules

        The financial statements listed in the Index to Financial Statements under Part II, Item 8 and the financial statement schedules listed under
        Exhibit 27 are filed as part of this annual report.

(a) (2) Financial Statement Schedule--Schedule II--Valuation and Qualifying Accounts

(a) (3) Exhibits

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

Dated: September 28, 2006

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


                                        By: /s/ JAMES E. CONDON
                                            ------------------------------------
                                            James E. Condon
                                            Chief Financial Officer

Dated: September 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on September 28, 2006.

              SIGNATURE                                   TITLE
              ---------                                   -----


/s/ F. PATRICK SMITH                    Chairman of the Board and Chief
-------------------------------------   Executive Officer
F. Patrick Smith


/s/ JAMES E. CONDON                     Vice President and Secretary and
-------------------------------------   Director
James E. Condon


/s/ EDWARD GOLDBERG                     Director
-------------------------------------
Edward Goldberg


/s/ JOHN S. GEER                        Director
-------------------------------------
John S. Geer


/s/ J. ANDREW MCWETHY                   Director
-------------------------------------
J. Andrew McWethy


/s/ MICHAEL F. CRONIN                   Director
-------------------------------------
Michael F. Cronin

                                  EXHIBIT INDEX

EXHIBIT
  NO.                                   DESCRIPTION
-------                                 -----------
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

4.6       Registration Right Agreement, dated as of November 21, 2003 among
          Tekni-Plex, Inc., the

          Guarantors listed therein, and Lehman Brothers Inc. and Citigroup
          Global Markets Inc.***

4.7       Indenture, dated as of November 21, 2003 among Tekni-Plex, Inc., the
          Guarantors listed therein and HSBC Bank USA, as Trustee.***

4.8 Purchase Agreement, dated as of June 7, 2005 among Tekni-Plex,Inc., the Guarantors listed therein, and Citigroup Global MarketsInc. and Lehman Brothers Inc.*******

4.9       Registration Right Agreement, dated as of June 10, 2005 among
          Tekni-Plex, Inc., the Guarantors listed therein, and Citigroup Global
          Markets Inc. and Lehman Brothers Inc.*******

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

31.1 Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002********

31.2 Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002********

32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002********

----------
* Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-43800) filed on August 15, 2000.

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

****     Filed previously as an Exhibit to our Form 8-K filed on May 19, 2005.

*****    Filed previously as an Exhibit to our Form 8-K filed on June 16, 2005.

****** Filed previously as an Exhibit to our Registration Statement on Form S-4/A (File No. 333-111778) filed on July 13, 2005.

******* Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-127404) filed on August 10, 2005.

******** Filed herewith.

                                TEKNI-PLEX, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
             YEARS ENDED JUNE 30, 2006, JULY 1, 2005, JUNE 2, 2004

                                                                        CONTENTS
                                                                        --------
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets
   Statements of operations
   Statements of stockholders' deficit
   Statements of cash flows
   Notes to financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
   SUPPLEMENTAL SCHEDULE

SUPPLEMENTAL SCHEDULE:
   Valuation and qualifying accounts and reserves

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its subsidiaries (the "Company") as of June 30, 2006 and July 1, 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its subsidiaries as of June 30, 2006 and July 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO Seidman, LLP
Woodbridge, New Jersey

September 8, 2006

                                                                TEKNI-PLEX, INC.

                                                     CONSOLIDATED BALANCE SHEETS
                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      JUNE 30, 2006   JULY 1, 2005
                                                      -------------   ------------
ASSETS
CURRENT:
   Cash                                                 $  20,689      $  18,584
   Accounts receivable, net of allowances of
      $7,070 and $9,144 respectively                      145,699        138,383
   Inventories                                            135,758        129,617
   Prepaid expenses and other current assets                5,363          5,845
                                                        ---------      ---------
      Total current assets                                307,509        292,429
Property, plant and equipment, net                        167,787        176,182
Goodwill                                                  167,284        198,532
Intangible assets, net of accumulated amortization
   of $6,806 and $4,943 respectively                        4,096          6,110
Deferred charges, net of accumulated amortization of
   $15,229 and $12,817 respectively                        14,618         16,677
Other assets                                                2,061          1,765
                                                        ---------      ---------
                                                        $ 663,355      $ 691,695
                                                        =========      =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long term debt                    $   1,241      $   1,082
   Accounts payable - trade                                39,532         48,060
   Accrued payroll and benefits                            16,057         12,185
   Accrued interest                                        11,427          6,385
   Accrued liabilities - other                             17,787         17,508
   Income taxes payable                                     6,050          6,391
                                                        ---------      ---------
      Total current liabilities                            92,094         91,611
Long-term debt                                            772,907        744,613
Series A redeemable preferred stock                        75,473         54,822
Other liabilities                                          11,812         13,976
                                                        ---------      ---------
      Total liabilities                                   952,286        905,022
                                                        ---------      ---------
Stockholders' deficit:
   Common stock                                                --             --
   Additional paid-in capital                             188,018        188,018
   Accumulated other comprehensive loss                    (1,587)       (10,294)
   Accumulated deficit                                   (254,839)      (170,528)
   Less treasury stock                                   (220,523)      (220,523)
                                                        ---------      ---------
      Total stockholders' deficit                        (288,931)      (213,327)
                                                        ---------      ---------
                                                        $ 663,355      $ 691,695
                                                        =========      =========

          See accompanying notes to consolidated financial statements.

                                                                TEKNI-PLEX, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (DOLLARS IN THOUSANDS)

                     YEARS ENDED                       JUNE 30, 2006  JULY 1, 2005   JULY 2, 2004
                     -----------                       -------------  ------------   ------------
Net sales                                                 $742,683      $695,524      $635,642
Cost of sales                                              621,983       600,170       530,372
                                                          --------      --------      --------
      Gross profit                                         120,700        95,354       105,270
Operating expenses:
   Selling, general and administrative                      96,490        60,690        69,159
   Integration expenses                                      5,250        10,478         7,775
                                                          --------      --------      --------
      Income from operations                                18,960        24,186        28,336
Other (income) expenses:
   Interest, net                                           104,831        89,899        84,451
   Unrealized (gain) on derivative contracts                (3,800)       (8,287)      (10,654)
   Other                                                    (2,737)       (2,194)          605
                                                          --------      --------      --------
      (Loss) before provision for income taxes             (79,334)      (55,232)      (46,066)
Provision for income taxes                                   4,977        26,247        11,121
                                                          --------      --------      --------
Net (loss)                                                $(84,311)     $(81,479)     $(57,187)
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

                                                                TEKNI-PLEX, INC.

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                          (DOLLARS IN THOUSANDS)

                                                                           ACCUMULATED
                                                             ADDITIONAL       OTHER
                                                               PAID-IN    COMPREHENSIVE   ACCUMULATED    TREASURY
                                              COMMON STOCK     CAPITAL         LOSS         DEFICIT       STOCK       TOTAL
                                              ------------   ----------   -------------   -----------   ---------   ---------
BALANCE, JUNE 27, 2003                          $   --        $188,018      $ (1,737)      $ (31,862)   $(220,523)  $ (66,104)
Net loss, restated                                  --              --            --         (57,187)          --     (57,187)
Foreign currency translation                        --              --          (771)             --           --        (771)
Unrealized loss on pension plan, net of tax         --              --        (3,492)             --           --      (3,492)
                                                                                                                    ---------
   Comprehensive (loss)                             --              --            --              --           --     (61,450)
Capital Contributions                               --          22,500            --              --           --      22,500
                                                   ---        --------      --------       ---------    ---------   ---------
BALANCE, JULY 2, 2004                               --         210,518        (6,000)        (89,049)    (220,523)   (105,054)
Net loss                                            --              --            --         (81,479)          --     (81,479)
Foreign currency translation                        --              --            (4)             --           --          (4)
Unrealized loss on pension plan, net of tax         --              --        (4,290)             --           --      (4,290)
                                                                                                                    ---------
   Comprehensive loss                               --              --            --              --           --     (85,773)
Exchange of Capital for Series A redeemable
   preferred stock (see Note 7E)                    --         (22,500)           --              --           --     (22,500)
                                                   ---        --------      --------       ---------    ---------   ---------
BALANCE, JULY 1, 2005                               --         188,018       (10,294)       (170,528)    (220,523)   (213,327)
Net loss                                            --              --            --         (84,311)          --     (84,311)
Foreign currency translation                        --              --         3,680              --           --       3,680
Unrealized gain on pension plan, net of tax         --              --         5,027              --           --       5,027
                                                                                                                    ---------
   Comprehensive loss                               --              --            --              --           --     (75,604)
                                                   ---        --------      --------       ---------    ---------   ---------
BALANCE, June 30, 2006                             $--        $188,018      $ (1,587)      $(254,839)   $(220,523)  $(288,931)
                                                              ========      ========       =========    =========   =========

          See accompanying notes to consolidated financial statements.

                                                              TEKNI - PLEX, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (DOLLARS IN THOUSANDS)

                        YEARS ENDED                              JUNE 30, 2006   JULY 1, 2005   JULY 2, 2004
                        -----------                              -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                                       $(84,311)      $(81,479)     $ (57,187)
   Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
      Depreciation                                                    26,191         25,857         25,377
      Amortization                                                     5,805          6,796          6,927
      Goodwill impairment                                             35,131             --         10,000
      Unrealized (gain) loss on derivative contracts                  (3,800)        (8,287)       (10,654)
      Provision for bad debts                                          1,044          1,970          2,316
      Interest accretion                                              15,228
      Deferred income taxes                                               30         21,247          7,290
      Gain on sale of assets                                          (2,856)            --            177
      Changes in assets and liabilities
         Accounts receivable                                          (7,117)        (2,328)        (4,806)
         Inventories                                                  (5,606)        20,601         10,031
         Prepaid expenses and other current assets                       678            960            129
         Other assets                                                     --           (561)            76
         Accounts payable and other current liabilities               (8,139)        (6,491)         2,600
         Income taxes payable                                           (341)         4,538         (2,318)
         Other liabilities                                            16,864         (7,284)         2,678
                                                                    --------       --------      ---------
            Net cash used in operating activities                    (11,199)       (24,461)        (7,364)
                                                                    --------       --------      ---------
Cash flows from investing activities:
   Capital expenditures                                              (19,082)       (18,246)       (29,472)
   Additions to intangibles                                           (3,638)          (754)        (6,000)
   Proceeds from sale of assets                                        4,142             --          1,346
   Deposits and other assets                                            (296)            --
                                                                    --------       --------      ---------
            NET CASH (USED IN) INVESTING ACTIVITIES                  (18,874)       (19,000)       (34,126)
                                                                    --------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line of credit                   27,000        (64,000)       (15,000)
   Proceeds from long-term debt                                           --        146,318        267,438
   Proceeds from issue of Series A redeemable preferred stock          5,423         32,322             --
   Repayments of long-term debt                                          (17)       (71,648)      (248,658)
   Proceeds from capital contributions                                    --             --         22,500
   Debt financing costs                                                  192        (10,720)        (2,767)
                                                                    --------       --------      ---------
            Net cash provided by financing activities                 32,598         32,272         23,513
                                                                    --------       --------      ---------
Effect of exchange rate changes on cash                                 (420)            38           (350)
                                                                    --------       --------      ---------
Net increase (decrease) in cash and cash equivalents                   2,105        (11,151)       (18,327)
Cash, and cash equivalents beginning of year                          18,584         29,735         48,062
                                                                    --------       --------      ---------
Cash, and cash equivalents end of year                              $ 20,689       $ 18,584      $  29,735
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

                                                                TEKNI-PLEX, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (DOLLARS IN THOUSANDS, EXCEPT PERCENTAGES AND SHARE AMOUNTS)

1. SUMMARY OF ACCOUNTING         Nature of Business
   POLICIES
                                 Tekni-Plex, Inc. and its subsidiaries
                                 ("Tekni-Plex" or the "Company") is a global,
                                 diversified manufacturer of packaging,
                                 packaging products, and materials as well as
                                 tubing products. The Company primarily serves
                                 the food, healthcare and consumer markets. The
                                 Company has built a leadership position in its
                                 core markets, and focuses on vertically
                                 integrated production of highly specialized
                                 products. The Company's operations are aligned
                                 under three primary business groups: Packaging,
                                 Tubing Products, and Other.

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

                                 Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for possible losses. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for possible losses as of June 30, 2006 is adequate. However, actual write-offs might exceed the recorded allowance.

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

                                 Deferred Financing Costs

                                 The Company amortizes the deferred financing costs incurred in connection with the Company's borrowings over the life of the related indebtedness utilizing the straight-line method.

                                 Income Taxes

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

                                 Sales Allowances

                                 The Company accounts for sales allowances, including volume rebates and advertising programs, on an accrued basis as a reduction in net revenue in the period in which the sales are recognized.

                                 Shipping and Handling Costs

                                 Shipping and handling costs are included in cost of sales.

                                 Research and Development

                                 Research and development expenditures for the Company's projects are expensed as incurred.

                                 Cash Equivalents

                                 The Company considers all highly liquid
                                 instruments with an original maturity of three months or less to be cash equivalents.

                                 Fiscal Year-End

                                 The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The years ended June 30, 2006 and July 1, 2005 each contained 52 weeks, and July 2, 2004 contained
                                 53 weeks.

                                 Reclassifications

                                 Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

                                 Foreign Currency Translation

                                 Assets and liabilities of international
                                 subsidiaries are translated at year-end
                                 exchange rates and related translation
                                 adjustments are reported as a component of accumulated other comprehensive (loss). The statement of operations accounts are translated at the average rates during the period.

                                 Long-Lived Assets

                                 Long-lived assets, including goodwill, are evaluated each fiscal year-end for impairment or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value based on the net present value of estimated future cash flows. The related charge is included in selling, general and administrative expenses in the Statement of Operations.

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

                                 Stock Based Compensation

                                 The Company applies the provisions of SFAS No.
                                 123, "Accounting for Stock-Based Compensation.
                                 Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS No.
                                 123, the Company's net (loss) would have increased to the pro forma amounts indicated below. The calculations were based on a risk free interest rate of 4.0%, expected volatility of zero, a dividend yield of zero, and expected lives of 8 years.


          YEARS ENDED            JUNE 30, 2006   JULY 1, 2005   JULY 2, 2004
          -----------            -------------   ------------   ------------
Net (loss):
   As reported                     $(84,311)       $(81,479)      $(57,187)
   Adjustment for fair value
      of stock options,                  --             (12)           (88)
                                   --------        ---------      --------
   Pro forma net (loss)            $(84,311)       $(81,491)      $(57,275)
                                   ========        =========      ========

                                 Derivative Instruments

                                 All derivative instruments, such as interest rate swaps, are recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders' equity (as a component of accumulated other comprehensive loss), depending on whether a derivative instrument qualifies as a hedge transaction.

                                 In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized gain or loss from derivative instruments in the Consolidated Statements of Operations. These are the only derivative instruments held by Tekni-Plex as of June 30, 2006. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

                                 In June 2000, Tekni-Plex had $344,000 of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June
                                 2006 through June 2008, have been repaid.
                                 Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on a 3 month dollar LIBOR on an aggregate of $344,000 amount of indebtedness. The amortization schedule on the term loans was the same as the amortization schedule on the swaps. As of June
                                 30, 2006 the notional amount of the swaps is $230,000.

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



                                 The aggregate fair market value of these interest rate swaps and cap contracts was $(979), $(4,779) and $(13,065) on June 30,
                                 2006, July 1, 2005 and July 2, 2004,
                                 respectively, and is included in other
                                 liabilities on the Consolidated Balance Sheet.
                                 For the years ended June 30, 2006, July 1, 2005 and July 2, 2004, Tekni-Plex recognized unrealized gains of $3,800, $8,287 and $10,654, respectively.

                                 Goodwill and Business Combinations

                                 The Company no longer amortizes goodwill, but instead tests goodwill for impairment at least annually. This test is performed every year as of our fiscal year-end. In addition, the Company identified reporting units for the purposes of assessing potential future impairments of goodwill, and when necessary, reassesses the useful lives of other existing recognized intangible assets.

                                 The Company completed its year-end analysis of goodwill and has concluded that there is no impairment charge as of June 30, 2006 and July
                                 1, 2005. In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, and eliminating much of its fixed costs to reflect our reduced market position.
                                 An impairment charge of $10.0 million was required for the year ended July 2, 2004. This impaired goodwill resulted from the recent losses of our Specialty Resin operations of our Other Segment.

                                 New Accounting Pronouncements

4
                                 In February 2006, the Financial Accounting
                                 Standards Board ("FASB") issued Statement of
                                 Financial Accounting Standards No. 155,
                                 Accounting for Certain Hybrid Financial
                                 Instruments--an amendment of FASB Statements
                                 No. 133 and 140 ("SFAS 155"). SFAS 155 amends
                                 FASB Statements No. 133, Accounting for
                                 Derivative Instruments and Hedging Activities
                                 and FASB Statement No. 140, Accounting for
                                 Transfers and Servicing of Financial Assets and
                                 Extinguishments of Liabilities. SFAS 155
                                 resolves issues addressed in Statement 133
                                 Implementation Issue No. D1, Application of
                                 Statement 133 to Beneficial Interests in
                                 Securitized Financial Assets. More
                                 specifically, SFAS 155:

                                 1. Permits fair value remeasurement for any
                                    hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

                                 2. Clarifies which interest-only strips and
                                    principal-only strips are not subject to the requirements of Statement 133.

                                 3. Establishes a requirement to evaluate
                                    interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

                                 4. Clarifies that concentrations of credit risk
                                    in the form of subordination are not
                                    embedded derivatives.

                                 5. Amends Statement 140 to eliminate the
                                    prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

                                 SFAS 155 is effective for all financial
                                 instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company has not determined the effect, if any, that the adoption of SFAS 155 will have on the Company's consolidated financial position or results of operations.

                                 In July 2006, FASB issued interpretation No.
                                 48, Accounting for Uncertainty in Income Taxes
                                 - an interpretation of FASB Statement No. 109
                                 ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance that FASB Statement No. 109,
                                 Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company's consolidated financial position or results of operations.









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

                                 As a result of provisions in the Company's
                                 Senior Debt and Subordinated Note Agreements, the Company redeemed its $200,000 9 1/4%
                                 Senior Subordinated Notes, its $75,000 11 1/4%
                                 Senior Subordinated Notes and repaid its Senior
                                 Debt in the amount of approximately $153,000 during 2000.

                                 These transactions were funded by $43,101 of new equity, $275,000 12 3/4% Senior
                                 Subordinated Notes (see Note 7(b)) and initial borrowings of $374,000 on a $444,000 Senior
                                 Credit Facility (see Note 7(a)).

3. ACQUISITIONS                  (a)  In July 2004, the Company acquired
                                      substantially all the net assets of the
                                      egg carton business of Genpak ("Genpak")
                                      for $5,780. Genpak produces a variety of
                                      foam products, including foam egg cartons.
                                      The financial results of the Genpak
                                      transaction are included in the Packaging
                                      Segment. The acquisition was recorded
                                      under the purchase method, whereby the
                                      acquired Genpak net assets were recorded
                                      at estimated fair value, and its
                                      operations have been reflected in the
                                      statement of operations since that date.

                             (b) In July 2002, the Company acquired
                                 substantially all the net assets of Elm
                                 Packaging Company ("ELM") for $16,762. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The financial results of Elm are included in the Packaging segment. The acquisition was recorded under the purchase method. In connection with the acquisition, the Company incurred an integration reserve of $4.5 million. The components of the Integration reserve and activity through June 30, 2006 was as follows:

                                              COSTS                   COSTS   BALANCE    COSTS    BALANCE
                                  BALANCE  CHARGED TO    BALANCE   CHARGED TO JULY 1, CHARGED TO JUNE 30,
                                 JULY 2003   RESERVE  JULY 2, 2004   RESERVE    2005    RESERVE    2006
                                 --------- ---------- ------------ ---------- ------- ---------- --------
Legal and environmental
   liability                       $2,500    $1,337      $1,163        $19     $1,144     $26     $1,118
                                   ------    ------      ------        ---     ------     ---     ------
                                   $2,500    $1,337      $1,163        $19     $1,144     $26     $1,118
                                   ======    ======      ======        ===     ======     ===     ======

                                 The remaining legal and environmental costs are expected to extend over the next four years. TEKNI-PLEX, INC.

                             (c) In October 2001, the Company purchased certain
                                 assets and assumed certain liabilities of Swan for approximately $63,600. Swan is a manufacturer of garden hose. The financial results of Swan are included in the tubing segment. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

                                 In connection with the acquisition, the Company incurred an integration reserve of $10 million. The components of the Integration reserve and activity through June 30, 2006 was as follows:

                                                       COSTS           COSTS           COSTS
                                              BALANCE CHARGED BALANCE CHARGED BALANCE CHARGED BALANCE
                                             JUNE 27,    TO   JULY 2,    TO   JULY 1,    TO   JUNE 30,
                                               2003   RESERVE   2004  RESERVE   2005  RESERVE   2006
                                             -------- ------- ------- ------- ------- ------- -------
Legal and environmental                       $2,500  $1,219   $1,281   $316    $965    $216    $749
                                              ------  ------   ------   ----    ----    ----    ----
                                              $2,500  $1,219   $1,281   $316    $965    $216    $749
                                              ======  ======   ======   ====    ====    ====    ====

                                 Company.

4. INVENTORIES                   Inventories are summarized as follows:


                                 JUNE 30, 2006   JULY 1, 2005
                                 -------------   ------------
Raw materials                       $ 60,715       $ 53,450
Work-in-process                       12,834         12,466
Finished goods                        62,209         63,701
                                    --------       --------
                                    $135,758       $129,617
                                    ========       ========

5. PROPERTY, PLANT AND           Property, plant and equipment consists of the
   EQUIPMENT                     following:

                                                                  ESTIMATED
                                 JUNE 30, 2006   JULY 1, 2005   USEFUL LIVES
                                 -------------   ------------   -------------
Land                               $ 15,832        $ 15,870
Building and improvements            61,299          59,258     25 - 40 years
Machinery and equipment             263,088         238,929      5 - 10 years
Furniture and fixtures               10,937           9,482      5 - 10 years
Construction in progress              8,666          18,048
                                   --------        --------
                                    359,822         341,587
Less accumulated depreciation       192,035         165,405
                                   --------        --------
                                   $167,787        $176,182
                                   ========        ========

6. INTANGIBLE ASSETS             Intangible assets consist of the following:

                                 JUNE 30, 2006   JULY 1, 2005
                                 -------------   ------------
Goodwill                            $167,284       $198,532
Customer list and non-compete
   agreement                           8,541          8,756
Patents                                2,361          2,297
                                    --------       --------
                                     178,186        209,585
Less accumulated amortization          6,806          4,943
                                    --------       --------
                                    $171,380       $204,642
                                    ========       ========

                                 Amortization of customer list and non-compete agreement will be $1,685 annually through the first quarter of 2007. Patents will be amortized $220 annually. Amortization is expected to continue at this amount until 2010 when it will begin to decline. Accumulated amortization for customer list and patents at June 30, 2006 and July 1, 2005 were $5,472,
                                 $3,829, and 1,334, and $2,144, respectively. A
                                 $35,131 impairment charge was recorded related to our Swan garden hose operations in the second quarter of fiscal 2006. Goodwill was also increased by $3,883 to reflect the recognition of a tax liability at our Belgian subsidiary that existed prior to our acquisition of this subsidiary.

7. LONG-TERM DEBT                Long-term debt consists of the following:

                                                    JUNE 30, 2006   JULY 1, 2005
                                                    -------------   ------------
Senior Debt (A):
   Revolving line of credit                            $ 39,000       $ 12,000
   Term notes                                                               --
Senior Subordinated Notes issued June 21, 2000 at
   12-3/4%, due June 15, 2010 (less unamortized
   discount of $1,506 and $1,883) (B).                  273,494        273,117
Senior Subordinated Notes issued May 2002 at
   12-3/4%, due June 15, 2010 (less unamortized
   premium of $287 and $362) (B).                        40,287         40,362
Senior Secured Notes issued November 21, 2003 at
   8-3/4 %, due November 15, 2013

   (less unamortized discount of $5,609 and
   $6,365) (C).                                         269,391        268,635
Senior Secured Notes issued June 10, 2005 at
   10.875% due August 15, 2012 (less unamortized
   discount of $2,904 and $3,375) (D).                  147,096        146,625
Series A Redeemable Preferred Stock (E).                 75,473         54,822
Other, primarily foreign term loans, with
   interest rates ranging from 4.44% to 5.44%
   and maturities from 2006 to 2010.                      4,880          4,956
                                                       --------       --------
                                                        849,621        800,517
Less: Current maturities                                  1,241          1,082
                                                       --------       --------
                                                       $848,380       $799,435
                                                       ========       ========

(A) SENIOR DEBT

     In June 2005, we entered into a new asset based facility with Citicorp USA, Inc., as administrative agent, and the other agents and lenders named therein. Our asset based facility consists of a four-year, asset-based revolving credit facility in the maximum amount of $75,000. Availability under the asset based facility equals (i) the lesser of (A) the borrowing base (as defined in the new asset based facility) and (B) the then effective commitments under the new asset based facility minus (ii) such availability reserves as the administrative agent, in its sole discretion, deems appropriate.

     The asset based facility includes a $25,000 letter of credit sub facility. We currently have $6,990 of letters of credit outstanding related to workmen's compensation insurance. Amounts borrowed under our new asset based facility will be used for general corporate and working capital purposes. The commitments under our asset based facility will terminate on the fourth anniversary of the closing date, at which time all loans outstanding under the new asset based facility will become due and payable.

     Loans under the asset based facility are guaranteed by each of our domestic subsidiaries. Loans under the asset based facility are secured on a first priority basis by all of our domestic subsidiaries' assets.

     Loans under our asset based facility bear interest by reference to a base rate or a reserve adjusted Eurodollar rate, at our option, in each case, plus an applicable margin, as each such term is defined in the asset based facility.

     In addition, the asset based facility includes a provision permitting, at our option, an increase in the aggregate amount of the asset based facility by up to an additional $60,000, subject to certain conditions. In fiscal 2006 we used $10,000 of this capacity to upsize our asset backed revolver from $65,000 to $75,000.

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

     -    transact with our affiliates; and

     -    make capital expenditures.

     The asset based facility provides that certain events will constitute events of default under the new asset based facility. These events include, among other things;

     - our failure to pay when due amounts owed under the asset based facility;

     - our or our subsidiaries' failure to observe or perform the covenants set forth in the asset based facility;

     - the inaccuracy of the representations and warranties set forth in the asset based facility;

     -    the imposition of certain judgments against us or our subsidiaries;

     - our or our subsidiaries' failure to pay certain other of our or our subsidiaries' debt;

     -    the acceleration of the maturity of material debt;

     - the occurrence of certain bankruptcy or insolvency proceedings or events;

     - the invalidity or unenforceability of any lien or guarantee securing our obligations under the asset based facility; and

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

     The senior subordinated notes are subject to redemption, in whole or in part, at our option, at any time on or after June 15, 2005 at the redemption prices described below if redeemed during the twelve month period commencing June 15 in the years set forth below:

PERIOD                   REDEMPTION PRICE
------                   ----------------
2006 .................       104.250%
2007 .................       102.125%
2008 and thereafter ..       100.000%

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

(D) SENIOR SECURED NOTES DUE 2012

     We issued $150,000 senior secured notes on June 7, 2005. Interest on those senior secured notes accrues at the rate of 10 7/8% per annum and is payable semi-annually in arrears on August 15 and February 15 of each year, beginning February 15, 2006. The 2013 Notes will mature on August 15, 2012. The proceeds were used primarily to refinance existing bank debt.

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

(E) SERIES A REDEEMABLE PREFERRED STOCK

On May 13, 2005 we issued 31,800 shares of Series A redeemable Preferred Stock for $1,000 per share. In July 2005 we issued an additional 5,423 shares at $1,000 per share. In addition, we issued 22,500 shares to certain investors in consideration for capital contributions made in 2004. In accordance with SFAS 150, the Series A redeemable preferred stock is being characterized as a liability. Dividends and accretion to maturity are classified as interest expense.

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

     (ii) the failure by the Company or Dr. Smith, the Company's CEO, to perform or observe any other covenant in the Series A Preferred Stock Purchase Agreement or any ancillary documents that is continued for more than sixty (60) days and that reasonably expected to have a material adverse effect on the Company or the holders of the Series A Preferred Stock;

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

     Scheduled principal payments on debt over the next five years and thereafter are as follows:

2007                             $  1,241
2008                                  257
2009                               39,264
2010                              313,951
2011                                  159
Thereafter                        494,749

                                 The Company believes the recorded value of long-term debt approximates fair value based on current rates available to the Company for similar debt.

8. INCOME TAXES                  The provision for income taxes is summarized as
                                 follows:

                                 JUNE 30,    JULY 1,    JULY 2,
          YEARS ENDED              2006       2005       2004
          -----------            --------   --------   --------
Current:
   Federal                       $   (102)   $    --    $    --
   Foreign                          4,408      4,652      3,781
   State and local                    106        348         50
                                 --------    -------    -------
                                 $  4,412      5,000      3,831
                                 --------    -------    -------
Deferred:
   Federal                             --      21,530      7,000
   Foreign                            565       (283)       290
   State and local                     --         --         --
                                 --------    -------    -------
                                     .565     21,247      7,290
                                 --------    -------    -------
Provision (benefit) for income
   taxes                            4,977    $26,247    $11,121
                                 ========    =======    =======

                                 The components of income (loss) before income taxes are as follows:

                                 JUNE 30,    JULY 1,    JULY 2,
          YEARS ENDED              2006       2005       2004
          -----------            --------   --------   --------
Domestic                         $(91,860)  $(66,900)  $(51,586)
Foreign                            12,526     11,668      8,246
                                 --------   --------   --------
                                 $(79,334)  $(55,232)  $(43,340)
                                 ========   ========   ========

                                 The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal rates due to the following:

                                 JUNE 30,    JULY 1,    JULY 2,
          YEARS ENDED              2006       2005       2004
          -----------            --------   --------   --------
Provision (benefit) for
   Federal income taxes at
   statutory rate                $(26,974)  $(18,779)  $(14,736)
State and local income taxes,      (3,142)
   net of Federal benefit              --     (2,187)    (1,655)
Non-deductible goodwill            11,945
   impairment                                     --      3,400
Non-deductible preferred stock
   interest accretion               4,845         --         --
Foreign tax rates in excess of
   Federal tax rate                   714        402      1,262
Increase in Valuation
   Allowance                       15,373     47,459     23,319
Other, net                          2,216       (648)      (469)
                                 --------   --------   --------
Provision (benefit) for
   income taxes                  $  4,977    $ 26,247   $ 11,121
                                 ========    ========   ========

                                 Significant components of the Company's
                                 deferred tax assets and liabilities are as follows:

                                 JUNE 30,    JULY 1,
                                   2006       2005
                                 --------   --------
Current deferred taxes:
   Allowance for doubtful
      accounts                      1,416   $  2,820
   Inventory                          855        764
   Net operating loss
      carryforwards                 3,171      2,216
   Accrued expenses                 3,251      3,264
                                   -----------------
      Total current deferred
         tax assets                 8,693   $  9,064
                                   -----------------
Long-term deferred taxes:
   Net operating loss
      carryforwards               104,647   $ 86,415
   Accrued pension and
      post-retirement               2,822      1,904
   Unrealized loss on
      derivative contracts            372      1,816
   Unrealized loss of pension
      plan                          3,001      4,896
   Difference in book and tax
      basis of assets                (609)      (609)
   Difference in depreciation     (15,633)   (17,499)
   Goodwill - deductible for
      tax purposes                 (9,740)    (7,427)
   Other expenses                     570        190
   Other foreign                   (3,019)    (2,454)
                                   -----------------
      Total long-term net
         deferred tax assets       82,411     67,232
                                   -----------------
      Total current and long
         term deferred tax
         assets                    91,104     76,296
Valuation allowance               (94,123)   (78,750)
                                   -----------------
Total long-term net deferred
   tax assets/(liabilities)        (3,019)  $ (2,454)
                                   =================

                                 Net Operating Losses

                                 The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss
                                 ("NOL") carryforwards of approximately
                                 $290,000. These NOL's expire at various dates from 2009 through 2026. Approximately $82,000 of the NOL's are as a result of the acquisition of PureTec in 1997 (the "PureTec NOL's"). The
                                 PureTec NOL's are subject to the change of ownership annual limitation of approximately
                                 $5,600. As a result of this limitation the Company can utilize a maximum of $79,600 of PureTec NOL's.

                                 In addition to the domestic NOL balances, the Company has incurred losses relating to a subsidiary, taxable in Northern Ireland.
                                 Through fiscal 2006 losses aggregated $597 which have no expiration date.

                                 The Company believes that it is more likely than not that this deferred tax asset will not be realized currenty and has recorded a full valuation allowance on these amounts.

                                 No provision was made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Such earnings will continue to be reinvested but could become subject to additional tax if they were remitted as dividends, or were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the undistributed foreign earnings.

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

                                           The Company will determine matching
                                           contributions to the plan each year
                                           not to exceed 2% of the employee's
                                           eligible compensation. Contributions
                                           for the fiscal years ended June 30,
                                           2006, July 1, 2005 and July 2, 2004,
                                           amounted to $1,105, $1,081 and
                                           $1,043, respectively.

                                      ii.  The plan which was discontinued as of
                                           mid-December, 2004 covered all
                                           eligible Elm employees with at least
                                           sixty days of service and who have
                                           attained the age of twenty-one. The
                                           Company matched 50% of employee
                                           contributions up to 6% of the
                                           employee's eligible compensation.
                                           Contributions for the fiscal year
                                           ended June 30, 2006 and July 1, 2005
                                           amounted to $0 and $46.

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

                                      The components of net periodic pension
                                      costs are as follows:

                                 YEAR ENDED   YEAR ENDED   YEAR ENDED
                                  JUNE 30,      JULY 1,      JULY 2,
                                    2006         2005         2004
                                 ----------   ----------   ----------
Service cost                       $ 161        $ 125        $ 127
Interest cost on projected
   benefit obligation                407          434          421
Expected actual return on plan
   assets                           (452)        (469)        (443)
Amortization of unrecognized:
   Prior service cost                 12           12           12
   Net loss                          273          187          182
                                   -----        -----        -----
Net pension cost                   $ 401        $ 289        $ 299
                                   -----        =====        =====

                                 YEAR ENDED   YEAR ENDED
                                  JUNE 30,      JULY 1,
                                    2006         2005
                                 ----------   ----------
CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation,
   beginning of period             $8,287       $7,114
Service cost                          161          126
Interest cost                         407          434
Actuarial loss                       (918)         988
Benefits paid                        (383)        (375)
                                   ------       ------
Projected benefit obligation,
   end of period                   $7,554       $8,287
                                   ======       ======
CHANGE IN PLAN ASSETS
Plan assets at fair value,
   beginning of period             $5,345       $5,138
Actual return on plan assets          348          184
Company contributions                 237          398
Benefits paid                        (383)        (375)
                                   ------       ------
Plan assets at fair value,
   end of period                   $5,547       $5,345
                                   ======       ======

                                      The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                 JUNE 30, 2006   JULY 1, 2005
                                 -------------   ------------
Funded status of the plan           $(2,008)       $(2,942)
Unrecognized prior service
   cost                                  64             76
Unrecognized net loss                 2,315          3,402
                                    -------        -------
Prepaid pension cost                $   371        $   536
                                    =======        =======

                                      The expected long-term rate of return on plan assets was 8.5% for the periods presented and the discount rates were 6.25% and 5.00% at June 30, 2006 and July
                                      1, 2005.

                                      The Company recorded an unrecognized
                                      pension liability of $2,315 and $3,402 at June 30, 2006 and July 1, 2005,
                                      respectively, as an accumulated other
                                      comprehensive loss adjustment to
                                      stockholders' equity. These amounts
                                      represent a portion of the unrecognized
                                      net actuarial loss for the years ending
                                      June 30, 2006 and July 1, 2005 as a result of an investment return less than the actuarial assumption.

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

                                      The components of net periodic pension
                                      cost are as follows:

                                 YEAR ENDED   YEAR ENDED   YEAR ENDED
                                  JUNE 30,      JULY 1,      JULY 2,
                                    2006         2005         2004
                                 ----------   ----------   ----------
Service cost                       $  --        $  --        $  --
Interest cost on projected
   benefit obligation                730          800          792
Expected actual return on plan
   assets                           (781)        (848)        (816)
Amortization of unrecognized
   Net loss                          388          249          280
                                   -----        -----        -----
Net pension cost                   $ 337        $ 201        $ 256
                                   -----        =====        =====

                                 YEAR ENDED   YEAR ENDED
                                  JUNE 30,      JULY 1,
                                    2006         2005
                                 ----------   ----------
CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation,
   beginning of period            $15,562      $13,210
Interest cost                         730          800
Actuarial loss (gain)              (2,751)       2,070
Benefits paid                        (574)        (518)
                                  -------      -------
Projected benefit obligation,
   end of period                  $12,967      $15,562
                                  =======      =======
CHANGE IN PLAN ASSETS
Plan assets at fair value,
   beginning of period            $ 9,456      $ 9,660
Actual return on plan assets          645          314
Company Contributions                 147            0
Benefits paid                        (574)        (518)
                                  -------      -------
Plan assets at fair value, end
   of period                      $ 9,674      $ 9,456
                                  =======      =======

                                      The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                 JUNE 30, 2006   JULY 1, 2005
                                 -------------   ------------
Funded status of the plan           $(3,294)       $(6,107)
Unrecognized net loss                 4,264          7,267
                                    -------        -------
Prepaid pension cost                $   970        $ 1,160
                                    =======        =======

                                      The expected long-term rate of return on plan assets was 8.5% for the periods presented and the discount rate used to determine the benefit obligation was 6.25% and 5.00% at June 30, 2006 and July 1,
                                      2005.

                                      The Company recorded an unrecognized
                                      pension liability of $4,264 and $7,267 as of June 30, 2006 and July 1, 2005,
                                      respectively, as an accumulated other
                                      comprehensive loss adjustment to
                                      stockholders' equity. These amounts
                                      represent a portion of the unrecognized
                                      net actuarial loss for the years ending
                                      June 30, 2006 and July 1, 2005 as a result of an investment return less than the actuarial assumption.

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

                                 The components of net periodic pension costs are as follows:

                                 YEAR ENDED   YEAR ENDED   YEAR ENDED
                                  JUNE 30,      JULY 1,      JULY 2,
                                    2006         2005         2004
                                 ----------   ----------   ----------
Service cost                       $  --        $  --        $  --
Interest cost on projected
   benefit obligation                242          245          251
Expected actual return on plan
   assets                           (272)        (264)        (234)
Amortization of unrecognized
   net loss                          162           91          111
                                   -----        -----        -----
Net pension cost                   $ 132        $  72        $ 128
                                   =====        =====        =====

                                 YEAR ENDED   YEAR ENDED
                                  JUNE 30,      JULY 1,
                                    2006         2005
                                 ----------   ----------
CHANGE IN PROJECTED BENEFIT
   OBLIGATION
Projected benefit obligation,
   beginning of period             $4,949       $3,952
Interest cost                         243          245
Actuarial loss (gain)                (783)         990
Benefits paid                        (199)        (238)
                                   ------       ------
Projected Benefit Obligation,
   end of period                   $4,210       $4,949
                                   ======       ======
CHANGE IN PLAN ASSETS
Plan assets at Fair Value,
   beginning of period             $3,677       $3,380
Actual return on plan assets          224          314
Company contributions                 116          220
Benefits paid                        (199)        (237)
                                   ------       ------
Plan assets at Fair Value, end
   of period                       $3,818       $3,677
                                   ======       ======

                                      The funded status of the Plan and amounts reconciled in the Company's balance sheets are as follows:

                                 JUNE 30, 2006   JULY 1, 2005
                                 -------------   ------------
Funded status of the Plan           $ (392)        $(1,272)
Unrecognized net loss                1,319           2,216
                                    ------         -------
Prepaid pension cost                $  927         $   944
                                    ======         =======

                                      The expected long term rate of return on plan assets was 7.5% for the periods presented. The discount rate used to determine the benefit obligation was 6.25%
                                      for the fiscal year ended June 30, 2006
                                      and 5.00% for the fiscal year ended July
                                      1, 2005.

                                      The Company recorded an unrecognized
                                      pension liability of $1,319 and $2,216 as of June 30, 2006 and July 1, 2005,
                                      respectively, an accumulated other
                                      comprehensive loss and adjustment to
                                      stockholders equity. These amounts
                                      represent a portion of the unrecognized
                                      net loss for the years ending June 30,
                                      2006 and July 1, 2005.

                                 (c)  Post-retirement Benefits

                                      In addition to providing pension benefits, the Company also sponsors the Burlington
                                      Retiree Welfare Plan, which provides
                                      certain healthcare benefits for retired
                                      employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age.
                                      Post retirement healthcare benefits paid for the years ended June 30, 2006, July 1,
                                      2005 and July 2, 2004 amounted to $211,
                                      $369 and $407 respectively, net of retiree contributions.

                                      Net periodic post-retirement benefit costs are as follows:

                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                 JUNE 30, 2006   JULY 1, 2005   JULY 2, 2004
                                 -------------   ------------   ------------
Service cost                          $221           $139           $154
Interest cost                          273            338            409
Prior service cost                      20            141            141
Net loss                               153            103            246
                                      ----           ----           ----
   Net post-retirement benefit
      cost                            $667           $721           $950
                                      ====           ====           ====

           CHANGE IN               YEAR ENDED     YEAR ENDED
 PROJECTED BENEFIT OBLIGATION    JUNE 30, 2006   JULY 1, 2005
 ----------------------------    -------------   ------------
Projected benefit obligation,
   beginning of period               $5,584         $5,588
Service cost                            221            139
Interest cost                           273            339
Retiree Contributions                    15              0
Plan amendments                           0           (787)
Actuarial loss (gain)                  (726)           674
Benefits paid                          (211)          (369)
                                     ------         ------
Projected benefit obligation,
   end of period                     $5,156         $5,584
                                     ======         ======
CHANGE IN PLAN ASSETS
Plan assets at fair value,
   beginning of period               $   --         $   --
Retiree contributions                    15              0
Company contributions                   196            369
Benefits paid                          (211)          (369)
                                     ------         ------
Plan assets at fair value,
   end of period                     $   --         $   --
                                     ======         ======

                                      The funded status of the Plan and amounts recorded in the Company's balance sheets are as follows:

                                   YEAR ENDED     YEAR ENDED
                                 JUNE 30, 2006   JULY 1, 2005
                                 -------------   ------------
Funded status of the plan           $(5,156)       $(5,584)
Unrecognized loss                     1,260          2,140
Unrecognized service cost               109            129
                                    -------        -------
Accrued post retirement cost        $(3,786)       $(3,315)
                                    =======        =======

                                      The accumulated post-retirement benefit
                                      obligation was determined using a 5.00%
                                      and 6.25% discount rate for the periods
                                      presented. The healthcare cost trend rate for medical benefits was changed from a flat 6.00% as of June 28, 2002 to a graded trend started at 12% for 2003 and decreasing 1% each year to 6.00% in 2009 and then to an ultimate rate of 5.00% for 2012 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $596 and $600 and increase the service and interest components by $66 and $37 at June 30, 2006 and July 1, 2005, respectively.

                                      The Company's plan asset allocation at
                                      2006 and 2005 and target allocations for 2007 are as follows:

                                                PERCENTAGE
                                                     OF
                                    TARGET      PLAN ASSETS
                                  ALLOCATION    -----------
         SECURITY TYPE               2007       2006   2005
         -------------            ---------    -----   ----
Guaranteed Investment Contract        --          6%     6%
Equity Securities                     55%        51%    58%
Debt Securities                       45%        43%    36%
                                     ---        ---    ---
Total Plan Assets                    100%       100%   100%
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

                                      The expected long-term
                                      rate-of-return-on-assets is 8.25%. This
                                      return is based upon the historical
                                      performance of the currently invested
                                      funds.

                                      The benefits expected to be paid for each of the next five years and in the aggregate for each of the plans over the following five years are:

2007                             $ 1,550
2008                               1,728
2009                               1,925
2010                               2,045
2011                               2,151
2012-2016                         11,425


10. STOCK OPTIONS                     In January 1998, the Company adopted an
                                      incentive stock plan (the "Stock Incentive
                                      Plan"). Under the Stock Incentive Plan,
                                      45.8 shares are available for awards to
                                      employees of the Company. Options are
                                      granted at fair market value on the date
                                      of grant. As of July 2, 1999 options to
                                      purchase 38.2 shares of common stock were
                                      outstanding at weighted-average exercise
                                      price of $177 thousand. During 2001
                                      options were granted to purchase 4.0
                                      shares of common stock at weighted average
                                      exercise prices of $559 thousand per
                                      share. During 2003 options to purchase 2.0
                                      shares of common stock at a weighted
                                      average exercise price of $177 thousand
                                      were forfeited and options to purchase 2.0
                                      shares of common stock at a weighted
                                      average exercise price of $680 thousand
                                      were issued. In fiscal 2006, options to
                                      purchase up to 16.0 shares of common stock
                                      with a strike price of $43 thousand per
                                      share were issued and options to purchase
                                      2.0 share with a strike price of $680
                                      thousand were forfeited. The Company
                                      determined that the fair value of these
                                      options was nominal. The options are
                                      subject to vesting provisions, as
                                      determined by the Board of Directors, and
                                      generally vest 100% five years from grant
                                      date and expire 10 years from date of
                                      grant.

                                      At June 30, 2006, 32.1 options were
                                      outstanding, 12.1 options were exercisable and no options have been exercised.

11. COMMITMENTS AND                   Commitments
    CONTINGENCIES

                                      (a)  The Company leases building space and
                                           certain equipment in approximately 20
                                           locations throughout the United
                                           States, Canada and Europe. At June
                                           30, 2006, the Company's future
                                           minimum lease payments are as
                                           follows:

2007                             $ 8,228
2008                               6,821
2009                               5,071
2010                               3,828
2011                               3,646
Thereafter                        20,707
                                 -------
                                 $48,301

                                           Rent expense, including escalation
                                           charges, amounted to approximately
                                           $8,447, $9,798, and $9,830 and for the
                                           years ended June 30, 2006, July 1,
                                           2005, and July 2, 2004, respectively.

                                      (b)  The Company has an employment
                                           contract with one officer, providing
                                           a minimum annual salary of $4,000
                                           with no mandatory bonuses. The two
                                           year agreement expires in 2007.

                                      Contingencies

                                      (a)  The Company is a party to various
                                           legal proceedings arising in the
                                           normal conduct of business, including
                                           compliance with environmental
                                           regulations and foreign tax matters.
                                           Management believes that the final
                                           outcome of these proceedings will not
                                           have a material adverse effect on the
                                           Company's financial position, results
                                           of operations or cash flows.


                                       (b) In January 1993 and 1994, our
                                           Belgian subsidiary received income
                                           tax assessments aggregating
                                           approximately 74.9 million Belgian
                                           Francs for the disallowance of
                                           certain foreign tax credits and
                                           investment losses claimed for the
                                           years ended July 31, 1990 and 1991.
                                           Additionally, in January 1995, the
                                           subsidiary received an income tax
                                           assessment of approximately 32.8
                                           million Belgian francs for the year
                                           ended July 31, 1992. By Belgium law,
                                           these assessments are capped at the
                                           values above, increased by late
                                           payment interest for a period of 18
                                           months only (approximately 15.5
                                           million Belgian francs) and do not
                                           continue to accrue additional
                                           penalties or interest as long as the
                                           Tax Director has not rendered a
                                           decision in connection with the tax
                                           complaints that have been filed
                                           against these tax assessments. To
                                           date, the Tax Director has not
                                           rendered a decision. These
                                           liabilities, which total
                                           approximately EUR 3,054,000 or $3.8
                                           million at current exchange rates,
                                           have been fully accrued for in fiscal
                                           2006.

                                      (c)  We are subject to environmental laws
                                           requiring the investigation and
                                           cleanup of environmental
                                           contamination. In addition to
                                           remediation being undertaken by third
                                           parties at a limited number of our
                                           locations, we are currently
                                           remediating contamination resulting
                                           from past industrial activity at
                                           three of our New Jersey facilities
                                           which we acquired from PureTec in
                                           1998. This remediation is being
                                           conducted pursuant to the
                                           requirements of New Jersey's
                                           Industrial Site Recovery Act which
                                           were triggered by the 1998 PureTec
                                           transaction. If any other events were
                                           to occur in the future that would be
                                           deemed to have effected a "change of
                                           control" of any of our New Jersey
                                           facilities as defined under New
                                           Jersey's Industrial Site Recovery
                                           Act, we would be required to take
                                           additional actions to comply with
                                           such statute, including possibly
                                           additional investigations and
                                           remediation. We also are conducting
                                           remediation at a formerly-owned New
                                           Jersey facility under a voluntary
                                           cleanup agreement with the state.

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

                                           In 2004, the National Enforcement
                                           Investigation Center (NEIC), on
                                           behalf of the United States
                                           Environmental Protection Agency
                                           (EPA), conducted an environmental
                                           review of our Burlington, NJ site
                                           concerning federal Clean Air Act
                                           requirements. The EPA subsequently
                                           issued a request for further
                                           information regarding these air
                                           issues under Section 114 of the
                                           federal Clean Air Act. In February
                                           and March, 2006 the New Jersey
                                           Department of Environmental
                                           Protection (NJDEP) issued
                                           administrative orders alleging
                                           violations of certain state air
                                           regulations at the Burlington
                                           facility. In March, 2006, the United
                                           States Department of Justice (DOJ)
                                           contacted Colorite on behalf of the
                                           EPA. The DOJ indicated that certain
                                           violations under several federal
                                           environmental statutes had been
                                           identified as a result of the EPA's
                                           inspection. They discussed the
                                           alleged violations and attempted to
                                           negotiate a settlement. Since that
                                           date, representatives of Colorite
                                           have met with representatives of EPA,
                                           DOJ and NJDEP on several occasions to
                                           discuss the alleged federal and state
                                           violations. Tekni-Plex continues to
                                           evaluate the alleged violations and
                                           its defenses to them, and anticipates
                                           negotiating with the government
                                           agencies to attempt to resolve these
                                           matters.

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

                                           In fiscal 2006 we established an
                                           incremental $900,000 reserve in our
                                           financial statements to reflect our
                                           best estimate of the aggregate
                                           expenses associated with these
                                           environmental matters. This reserve
                                           is in addition to existing
                                           environmental reserves which total
                                           $522,500 and the reserves described
                                           in Note 7 related to our Elm and Swan
                                           acquisitions.

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


12. CONCENTRATIONS OF CREDIT          Financial instruments that potentially
    RISKS                             subject the of Company to significant
                                      concentrations of credit risk consist
                                      principally cash deposits and trade
                                      accounts receivable.

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

13. SUPPLEMENTAL CASH FLOW            (a)  Cash Paid
    INFORMATION

          YEARS ENDED            JUNE 30, 2006   JULY 1, 2005   JULY 2, 2004
          -----------            -------------   ------------   ------------
Interest                             $82,054        $86,406        $78,547
                                     -------        -------        -------
Income taxes                           3,129        $ 4,546        $ 3,880
                                     =======        =======        =======
Non-Cash Financing Activities:
   Exchange of Capital
   for Series A Redeemable
   Preferred Stock                        --        $22,500             --

14. SEGMENT INFORMATION               Tekni-Plex management reviews its
                                      operating plants to evaluate performance
                                      and allocate resources. Tekni-Plex has
                                      aggregated its operating plants into three
                                      primary industry segments: Tubing
                                      Products, Packaging and Other. The Tubing
                                      Products segment principally produces
                                      garden and irrigation hose, medical tubing
                                      and pool hose. The Packaging segment
                                      principally produces foam egg cartons,
                                      pharmaceutical blister films, poultry and
                                      meat processor trays, closure liners,
                                      aerosol and pump packaging components and
                                      foam plates. Products that do not fit in
                                      either of these segments, including
                                      recycled PET, vinyl compounds and
                                      specialty resins, have been reflected in
                                      Other. The Tubing Products and Packaging
                                      segments have operations in the United
                                      States, Europe and Canada. The Other
                                      segment has operations only in the United
                                      States.

                                 Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                  TUBING
    YEAR END JUNE 30, 2006       PRODUCTS   PACKAGING     OTHER     TOTALS
    ----------------------       --------   ---------   --------   --------
Revenues from external
   customers                    $215,801    $374,063    $152,819   $742,683
Interest expense                  49,139      33,524      22,168    104,831
Depreciation and amortization      9,039      14,344       7,590     30,973
Segment income (loss) from
   operations                    (30,538)     63,569       3,015     36,046
Goodwill                          54,490      94,250      18,544    167,284
Segment assets                   248,532     263,843     142,606    654,981
Expenditures for segment fixed
   assets                          3,959      10,247       4,275     18,481

                                  TUBING
     YEAR END JULY 1, 2005       PRODUCTS   PACKAGING     OTHER     TOTALS
     ---------------------       --------   ---------   --------   --------
Revenues from external
   customers                     $213,052    $348,675   $133,797   $695,524
Interest expense                   42,188      28,662     19,049     89,899
Depreciation and amortization       9,311      15,255      7,063     31,629
Segment income(loss) from
   operations                      (6,473)     48,967     (1,239)    41,255
Goodwill                          108,593      63,943     25,996    198,532
Segment assets                    295,176     255,827    132,166    683,169
Expenditures for segment fixed
   assets                           2,481      10,886      4,219     17,586

                                  TUBING
     YEAR END JULY 2, 2004       PRODUCTS   PACKAGING     OTHER     TOTALS
     ---------------------       --------   ---------   --------   --------
Revenues from external
   customers                     $210,239    $306,131   $119,272   $635,642
Interest expense                   39,633      26,889     17,929     84,451
Depreciation and amortization       9,426      15,021      6,833     31,280
Segment income from operations      6,489      51,318    (11,798)    46,009
Goodwill                          108,593      63,943     25,996    198,532
Segment assets                    326,882     267,413    138,705    733,000
Expenditures for segment fixed
   assets                           4,878      16,570      7,323     28,771

                                 JUNE 30,    JULY 1,    JULY 2,
          YEARS ENDED              2006       2005       2004
          -----------            --------   --------   --------
OPERATING PROFIT
Total operating profit for
   reportable segments before
   income taxes                  $ 36,046   $ 41,255   $ 46,009
Corporate and eliminations        (17,086)   (17,069)   (17,673)
                                 --------   --------   --------
   Consolidated total            $ 18,960   $ 24,186   $ 28,336
                                 ========   ========   ========
ASSETS
Total assets from reportable
   segments                      $654,981   $683,169   $733,000
Other unallocated amounts           8,374      8,526     10,663
                                 --------   --------   --------
   Consolidated total            $663,355   $691,695   $743,663
                                 ========   ========   ========
DEPRECIATION AND AMORTIZATION
Segment totals                   $ 30,973   $ 31,629   $ 31,280
Corporate                           1,024      1,024      1,024
                                 --------   --------   --------
   Consolidated total            $ 31,997   $ 32,653   $ 32,304
                                 ========   ========   ========
EXPENDITURES FOR SEGMENT FIXED
   ASSETS
Segment totals                   $ 18,481   $ 17,586   $ 28,711
Other unallocated expenditures        601        660        701
                                 --------   --------   --------
Consolidated total               $ 19,082   $ 18,246   $ 29,472
                                 ========   ========   ========
REVENUES
GEOGRAPHIC INFORMATION
United States                    $641,661   $594,089   $545,597
Canada                             13,603     18,888     17,991
Europe, primarily Belgium          87,419     82,547     72,054
                                 --------   --------   --------
   Total                         $742,683   $695,524   $635,642
                                 ========   ========   ========
LONG-LIVED ASSETS
GEOGRAPHIC INFORMATION
United States                    $320,630   $364,864   $385,120
Canada                              9,582      9,552     10,469
Europe                             25,634     24,850     24,087
                                 --------   --------   --------
   Total                         $355,846   $399,266   $419,676
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

                                 For each of the three years in the period ended
                                 June 30, 2006 no single customer represented at least 10% of sales.

                                 Garden hose products represented 24%, 25% and 30% of sales in fiscal years 2006, 2005 and 2004, respectively. Foam egg cartons represented 15%, 15% and 12% of sales in fiscal year 2006, 2005 and 2004, respectively. It is impractical for the Company to provide further product line information. However, no other product lines represented 10% or more of revenues in any years presented.

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

Condensed Consolidating Statement of Operations - For the year ended June 30,
2006

                                                            NON-
                                  ISSUER    GUARANTORS   GUARANTORS   TOTAL
                                 --------   ----------   ----------  -------
Sales, net                       $196,727   $444,934      $101,022   $742,683
Cost of sales                     143,386    403,692        74,905    621,983
                                 --------    -------       -------   --------
Gross profit                       53,341     41,242        26,117    120,700
Selling, general and
   administrative                  25,798     60,444        10,248     96,490
Integration expense                 1,494      3,756            --      5,250
                                 --------    -------       -------   --------
Income (loss) from operations      26,049    (22,958)       15,869     18,960
Interest expense, net             104,552        144           135    104,831
Unrealized loss (gain) on
   derivative contract             (3,800)        --            --     (3,800)
Other expense (income)             (4,921)    (1,024)        3,208     (2,737)
                                 --------    -------       -------   --------
Income (loss) before provision
   for income taxes               (69,782)   (22,078)       12,526    (79,334)
Provision for income taxes            (67)        71         4,973      4,977
                                 --------    -------       -------   --------
Net income (loss)                $(69,715)  $(22,149)       $7,553   $(84,311)
                                 ========    =======       =======   ========

Condensed Consolidating Balance Sheet - at June 30, 2006

                                                              NON-
                                   ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                 ----------   ----------   ----------   ------------   ---------
CURRENT ASSETS                   $   36,233    $203,580     $ 67,696    $        --    $ 307,509
Property, plant and equipment,
   net                               40,641     101,724       25,422             --      167,787
Intangible assets                    14,929     147,109        9,342             --      171,380
Investment in subsidiaries          547,778          --           --       (547,778)          --
Deferred taxes                        8,502      (8,502)          --                          --
Deferred financing costs, net        14,502         116           --             --       14,618
Other long-term assets              418,403     283,922          452       (700,716)       2,061
                                 ----------    --------     --------    -----------    ---------
   TOTAL ASSETS                  $1,080,988    $727,949     $102,912    $(1,248,494)   $ 663,355
                                 ==========    ========     ========    ===========    =========
CURRENT LIABILITIES                  33,085      28,800       30,209                      92,094

Long-term debt                      769,268          --        3,639             --      772,907
Preferred stock                      75,473          --                          --       75,473
Other long-term liabilities         491,833     205,765       14,930       (700,716)      11,812
                                 ----------    --------     --------    -----------    ---------
   Total Liabilities              1,369,659     234,565       48,778       (700,716)     952,286
                                 ----------    --------     --------    -----------    ---------
Additional paid-in capital          188,011     294,585       18,951       (313,529)     188,018
Retained earnings (accumulated
   deficit)                        (254,840)    205,381       28,869       (234,249)    (254,839)
Accumulated other
   comprehensive (income) loss       (1,319)     (6,582)       6,314             --       (1,587)
Treasury stock                     (220,523)         --           --             --     (220,523)
                                 ----------    --------     --------    -----------    ---------
   Total stockholders' deficit     (288,671)    493,384       54,134       (547,778)    (288,931)
                                 ----------    --------     --------    -----------    ---------
   Total liabilities and
      stockholders' deficit      $1,080,988    $727,949     $102,912    $(1,248,494)   $ 663,355
                                 ==========    ========     ========    ===========    =========

Condensed Consolidating Cash Flows - For the year ended June 30, 2006

                                                            NON-
                                  ISSUER    GUARANTORS   GUARANTORS     TOTAL
                                 --------   ----------   ----------   --------
Net cash provided by (used in)
   operating activities:         $(49,790)   $ 27,864     $10,727     $(11,199)
                                 --------    --------     -------     --------
Cash flows from investing
   activities:
   Capital expenditures            (3,406)    (10,835)     (4,841)     (19,082)
   Cash proceeds from sale of
      assets                           --       4,142          --        4,142
   Additions to intangibles           263      (3,898)         (3)      (3,638)
   Deposits and other assets           (3)       (260)        (33)        (296)
                                 --------    --------     -------     --------
Net cash used in investing
   activities                      (3,146)    (10,851)     (4,877)     (18,874)
                                 --------    --------     -------     --------
Cash flows from financing
   activities:
   Net borrowings (repayment)
      under line of credit         27,000          --          --       27,000
   Proceeds from long-term
      debt                             --          --         (17)         (17)
   Repayment of long-term debt         --          --          --           --
   Debt financing                    (237)         --         429          192
   Change in intercompany
      accounts                     18,029     (19,850)      1,821           --
   Proceeds from issuance of
      Series A redeemable
      preferred stock               5,423          --          --        5,423
                                 --------    --------     -------     --------
Net cash flows provided by
   (used in) financing
   activities                      50,215     (19,850)      2,233       32,598
                                 --------    --------     -------     --------
Effect of exchange rate
   changes on cash                     --          --        (420)        (420)
                                 --------    --------     -------     --------
Net increase (decrease) in
   cash                            (2,721)     (2,837)      7,663        2,105
Cash, beginning of year             7,150       7,732       3,702       18,584
                                 --------    --------     -------     --------
Cash, end of year                $  4,429    $  4,895    $ 11,365      $ 20,689
                                 ========    ========     =======     ========

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
                                 ========    ========     ========    ========

Condensed Consolidating Balance Sheet - at July 1, 2005

                                                              NON-
                                   ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                 ----------   ----------   ----------   ------------   ---------
CURRENT ASSETS                   $   38,998    $192,614      $60,817    $        --    $ 292,429
Property, plant and equipment,
   net                               42,397     109,750       24,035             --      176,182
Intangible assets                    15,268     179,210       10,164             --      204,642

Investment in subsidiaries          562,374          --           --       (562,374)          --
Deferred financing costs, net        16,561         116           --             --       16,677
Other long-term assets              379,589     214,261          203       (592,288)       1,765
                                 ----------    --------      -------    -----------    ---------
   TOTAL ASSETS                  $1,055,187    $695,951      $95,219    $(1,154,662)   $ 691,695
                                 ==========    ========      =======    ===========    =========
CURRENT LIABILITIES                  27,709      39,040       24,862             --       91,611
Long-term debt                      740,739          --        3,874             --      744,613
Preferred stock                      54,822          --                          --       54,822
Other long-term liabilities         437,185     148,101       20,978       (592,288)      13,976
                                 ----------    --------      -------    -----------    ---------
   TOTAL LIABILITIES              1,260,455     187,141       49,714       (592,288)     905,022
                                 ----------    --------      -------    -----------    ---------
Additional paid-in capital          187,999     296,783       16,765       (313,529)     188,018
Retained earnings (accumulated
   deficit)                        (170,528)    222,736       26,109       (248,845)    (170,528)
Accumulated other
   comprehensive (income) loss       (2,216)    (11,005)       2,927             --      (10,294)
Treasury stock                     (220,523)         --           --             --     (220,523)
                                 ----------    --------      -------    -----------    ---------
   TOTAL STOCKHOLDERS' DEFICIT     (205,268)    508,810       45,505       (562,374)    (213,327)
                                 ----------    --------      -------    -----------    ---------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT      $1,055,187    $695,951      $95,219    $(1,154,662)   $ 691,695
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
                                 ========    ========      =======    ========

Condensed Consolidating Balance Sheet - at July 2, 2004

                                                              NON-
                                   ISSUER     GUARANTORS   GUARANTOR   ELIMINATIONS     TOTAL
                                 ----------   ----------   ---------   ------------   ---------
CURRENT ASSETS                   $   38,357    $214,523    $ 71,107    $        --    $ 323,987
Property, plant and equipment,
   net                               43,178     113,335      26,236             --      182,749
Intangible assets                   (19,936)    216,404      10,810             --      207,278
Investment in subsidiaries          560,638          --          --       (560,638)          --
Deferred financing costs, net         9,536         116          --             --        9,652
Deferred taxes                       30,032      (9,205)     (2,034)            --       18,793
Other long-term assets              339,165     257,456        (456)      (594,961)       1,204
                                 ----------    --------    --------    -----------    ---------
   TOTAL ASSETS                  $1,000,970    $792,629    $105,663    $(1,155,599)   $ 743,663
                                 ==========    ========    ========    ===========    =========
CURRENT LIABILITIES                  26,277      47,577      24,276             --       98,130
Long-term debt                      727,577          --       4,309             --      731,886
Other long-term liabilities         343,537     247,947      22,178       (594,961)      18,701
                                 ----------    --------    --------    -----------    ---------
   TOTAL LIABILITIES              1,097,391     295,524      50,763       (594,961)     848,717
                                 ----------    --------    --------    -----------    ---------
Additional paid-in capital          210,499     296,783      16,765       (313,529)     210,518
Retained earnings (accumulated
   deficit)                         (85,030)    207,550      35,540       (247,109)     (89,049)
Accumulated other
   comprehensive loss                (1,367)     (7,228)      2,595             --       (6,000)
Treasury stock                     (220,523)         --          --             --     (220,523)
                                 ----------    --------    --------    -----------    ---------
   TOTAL STOCKHOLDERS' DEFICIT      (96,421)    497,105      54,900       (560,638)    (105,054)
                                 ----------    --------    --------    -----------    ---------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' DEFICIT      $1,000,970    $792,629    $105,663    $(1,155,599)   $ 743,663
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
                                 =========    ========     =======     =========

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)




                                 FIRST      SECOND      THIRD      FOURTH
                                 QUARTER    QUARTER     QUARTER    QUARTER
                                 --------   --------    --------   ---------
2006
Net sales                        $162,751   $152,396     $194,568   $232,968
Gross profit                       18,508     22,474       36,914     42,804
Income (loss) from operations       1,437    (27,987)(2)   19,830     25,680
Net (loss)                       $(24,299)  $(54,528)(2)  $(4,564)  $   (920)
                                 ========   ========      ========   ========

2005(1) (Restated)
Net sales                        $143,461   $138,247     $194,215   $219,601
Gross profit                       28,415     25,123       27,257     14,559
Income (loss) from operations       9,969      8,704        9,750     (4,237)
Net (loss)                       $ (9,884)  $(11,722)    $(10,223)  $(49,650)
                                 ========   ========      ========   ========

1. In the fourth quarter of fiscal 2005, the Company identified certain overstated inventory at its American Gasket and Rubber Division which resulted in a non-cash charge to operations of $2.8 million in fiscal 2005. The first three quarters of fiscal 2005 were restated to reflect this charge.

2. In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, eliminating much of its fixed costs, to reflect our reduced market position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SUPPLEMENTAL SCHEDULE

Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated September 8, 2006 relating to the consolidated financial statements of Tekni-Plex, Inc. and its subsidiaries (the "Company"), included the audits of the financial statement schedule for the years ended June 30, 2006, July 1, 2005 and July 2, 2004 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
Woodbridge, New Jersey
September 8, 2006

                                                                TEKNI-PLEX, INC.

                                  VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                          (DOLLARS IN THOUSANDS)

                                                        BALANCE AT     CHARGED TO
                                                       BEGINNING OF     COSTS AND                     BALANCE AT END
                                                          PERIOD      EXPENSES (1)   DEDUCTIONS (2)    OF PERIOD(3)
                                                       ------------   ------------   --------------   --------------
YEAR ENDED JULY 2, 2004
   Accounts receivable allowance for possible losses      $3,798         $2,316          $  786           $5,328
                                                          ======         ======          ======           ======
YEAR ENDED JULY 1, 2005
   Accounts receivable allowance for possible losses      $5,328         $1,970          $1,234           $6,064
                                                          ======         ======          ======           ======
YEAR ENDED JUNE 30, 2006
   Accounts receivable allowance for possible losses      $6,064         $1,044          $4,156           $2,952
                                                          ======         ======          ======           ======

----------
(1)  To increase accounts receivable allowance.

(2)  Uncollectible accounts written off, net of recoveries.

(3) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.