Form 10-Q
period 2006-09-29
TEKNI PLEX INC
filed 2006-11-13
CIK 1039542

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 29, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

===============================================================================

                                TEKNI-PLEX, INC.

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of September 29, 2006 and June 30,
         2006

         Consolidated Statements of Operations and Comprehensive Loss for the three months ended September 29, 2006 and September 30, 2005

         Consolidated Statements of Cash Flows for the three months ended
         September 29, 2006 and September 30, 2005

         Notes to Consolidated Financial Statements

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.  CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

Item 1.  Legal proceedings
Item 1A. Risk Factors
Item 2.  Changes in securities
Item 3.  Defaults upon senior securities
Item 4.  Submission of matters to a vote of securities holders
Item 5.  Other iformation
Item 6.  Exhibits

                   TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      SEPTEMBER 29,  JUNE 30,
                                                         2006        2006
                                                      (UNAUDITED)   AUDITED
                                                      -----------  ----------
ASSETS
CURRENT:
  Cash                                                 $  23,245   $   20,689
  Accounts receivable, net of allowance for doubtful
    accounts of $3,009 and $7,070 respectively            89,840      145,699
  Inventories                                            157,448      135,758
  Prepaid expenses and other current assets                7,039        5,363
                                                       ---------   ----------
    TOTAL CURRENT ASSETS                                 277,572      307,509
PROPERTY, PLANT AND EQUIPMENT, NET                       166,709      167,787
GOODWILL                                                 167,284      167,284
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION
  OF $7,327 AND $6,806 RESPECTIVELY                        3,909        4,096
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION
  OF $15,894 AND $15,229 RESPECTIVELY                     13,703       14,618
OTHER ASSETS                                               1,767        2,061
                                                       ---------   ----------
                                                       $ 630,944   $  663,355
                                                       =========   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt                    $   1,083   $    1,241
  Accounts payable - trade                                38,932       39,532
  Accrued payroll and benefits                            16,056       16,057
  Accrued interest                                        24,068       11,427
  Accrued liabilities - other                             21,266       17,787
  Income taxes payable                                     6,074        6,050
                                                       ---------   ----------
    TOTAL CURRENT LIABILITIES                            107,479       92,094
LONG-TERM DEBT                                           743,204      772,907
SERIES A REDEEMABLE PREFERRED STOCK                       75,597       74,495
OTHER LIABILITIES                                          8,262       12,790
                                                       ---------   ----------
    TOTAL LIABILITIES                                    934,542      952,286
                                                       ---------   ----------

STOCKHOLDERS' DEFICIT:
  Common stock                                                --           --
  Additional paid-in capital                             188,018      188,018
  Accumulated other comprehensive loss                    (1,382)      (1,587)
  Retained earnings                                     (269,711)    (254,839)
  Less: Treasury stock                                  (220,523)    (220,523)
                                                       ---------   ----------
    TOTAL STOCKHOLDERS' DEFICIT                         (303,598)    (288,931)
                                                       ---------   ----------
                                                       $ 630,944   $  663,355
                                                       =========   ==========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                      THREE MONTHS ENDED
                                                 -----------------------------
                                                 SEPTEMBER 29,   SEPTEMBER 30,
                                                    2006            2005
                                                 -------------  --------------
NET SALES                                          $ 172,005     $  162,751
COST OF GOODS SOLD                                   145,070        144,243
                                                   ---------     ----------
  GROSS PROFIT                                        26,935         18,508
OPERATING EXPENSES:
  Selling, general and administrative                 15,241         15,014
  Integration expense                                    658          2,057
                                                   ---------     ----------
OPERATING PROFIT                                      11,036          1,437
OTHER EXPENSES
  Interest expense, net                               24,159         26,952
  Unrealized gain (loss) on derivative contracts         430         (2,275)
  Other (income) expense                                 151            (20)
                                                   ---------     ----------
LOSS BEFORE INCOME TAXES                             (13,704)       (23,220)
Provision for income tax                               1,168          1,079
                                                   ---------     ----------
NET LOSS                                           $ (14,872)    $  (24,299)
                                                   =========     ==========

                                                        THREE MONTHS ENDED
                                                 -----------------------------
                                                 SEPTEMBER 29,    SEPTEMBER 30,
                                                     2006             2005
                                                 -------------  --------------
NET LOSS                                           $ (14,872)    $  (24,299)
COMPREHENSIVE (LOSS) GAIN, NET OF TAXES
  Foreign currency translation adjustment                336            (24)
                                                   ---------     ----------
COMPREHENSIVE LOSS                                 $ (14,536)    $  (24,323)
                                                   =========     ==========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                     --------------------------------------
                                                     SEPTEMBER 29, 2006  SEPTEMBER 30, 2005
                                                     ------------------  ------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                               $(14,872)         $(24,299)
  Adjustment to reconcile net loss to net cash
    provided by operating activities:
    Depreciation and amortization                           8,431             7,865
    Unrealized loss (gain) on derivative contracts            430            (2,275)
    Interest accretion                                      1,102             3,770
    Deferred income taxes                                      --                 7
  Changes in operating assets and liabilities:
    Accounts receivable                                    56,069            52,549
    Inventories                                           (21,637)           (7,186)
    Prepaid expenses and other current assets              (1,691)           (3,582)
    Income taxes                                               24            (4,370)
    Accounts payable                                         (575)          (18,392)
    Accrued expenses and other liabilities                 11,176            28,122
                                                         --------          --------
     Net cash provided by operating activities             38,457            32,209
                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                   (5,785)           (3,280)
    Additions to intangibles                                  (84)              151
    Deposits and other assets                                 292              (149)
                                                         --------          --------
     Net cash used in investing activities                 (5,577)           (3,278)
                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under line of credit      (30,000)          (12,158)
    Net repayment from long-term debt                        (229)               --
    Proceeds from issuance of Series A redeemable
      preferred stock                                          --             5,423
    Debt financing costs                                      (84)             (237)
                                                         ---------         --------
     Net cash used in financing activities                (30,313)           (6,972)
                                                         --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (11)             (133)
                                                         --------          --------
Net increase in cash                                        2,556            21,826
Cash, beginning of period                                  20,689            18,584
                                                         --------          --------
Cash, end of period                                      $ 23,245          $ 40,410
                                                         ========          ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                             $  9,367          $  1,674
    Income taxes                                              322               512
                                                         --------          --------

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 1 - GENERAL

DESCRIPTION OF BUSINESS

We are a global, diversified manufacturer of packaging, packaging products and materials as well as tubing products. We primarily serve the food, healthcare and consumer markets. We have built leadership positions in our core markets, and focus on vertically integrated production of highly specialized products. We have operations in the United States, Europe, Argentina, Canada and China. We believe that our end market and product line diversity has the effect of reducing overall risk related to any single product or customer. Our operations are aligned under two business segments: Packaging and Tubing Products. Products that do not fit in either of these two segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. Representative product lines in each of our business segments are listed below:

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

The results for the first quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at September 29, 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 30, 2006.

RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for years ending on or after November 15, 2006. The Company is currently evaluating the impact that SAB 108 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ( "SFAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statements of financial condition and to recognize changes in that funded status through comprehensive income. Also, under SFAS 158, defined benefit plan assets and obligations are to be measured as of the date of the employer's fiscal year-end. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. We have not yet determined the effect of the adoption of SFAS 158 on our financial position. The adoption of SFAS 158 will have no effect on our results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the adoption of SFAS 157 and its impact on the Company's consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 2 - INVENTORIES

Inventories as of September 29, 2006 and June 30, 2006 are summarized as follows:

                             SEPTEMBER 29, 2006    JUNE 30, 2006
                             ------------------    -------------
Raw materials                    $  74,503           $  60,715
Work-in-process                     13,684              12,834
Finished goods                      69,261              62,209
                                 ---------           ---------
                                 $ 157,448           $ 135,758
                                 ---------           =========

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                 SEPTEMBER 29, 2006   JUNE 30, 2006
                                                                                                 ------------------   -------------
Revolving line of credit                                                                             $    9,000       $    39,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June 15, 2010. (less unamortized
  discount of $1,412 and $1,506)(B)                                                                  $  273,588       $   273,494
Senior Subordinated Notes issued May 2002 at 12-3/4% due June 15, 2010 (less unamortized
  premium of $268 and $287)(B)                                                                           40,268            40,287
Senior Secured Notes issued November 21, 2003 at 8-3/4% due November 15, 2013 (less unamortized
  discount of $5,420 and $5,609)(C)                                                                     269,580           269,391
Senior Secured Notes issued June 10, 2005 at 10.875% due August 15, 2012 (less unamortized
  discount of $2,786 and $2,904)(D)                                                                     147,214           147,096
Series A Redeemable Preferred Stock (B)                                                                  75,597            74,495
  Other, primarily foreign term loans, with interest rates ranging from 4.44% to
    5.44% and maturities from 2005 to 2010                                                                4,637             4,880
                                                                                                     ----------       -----------
                                                                                                        819,884           848,643
Less: Current maturities                                                                                  1,083             1,241
                                                                                                     ----------       -----------
                                                                                                     $  818,801       $   847,402
                                                                                                     ==========       ===========

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

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 5 - SEGMENT INFORMATION

Tekni-Plex management reviews its operating plants to evaluate performance and allocate resources. As a result, Tekni-Plex has aggregated its operating plants into two industry segments: Packaging and Tubing Products. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. The Tubing Products segment principally produces garden and irrigation hose, medical tubing and pool hose. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. The Packaging and Tubing Products segments have operations in the United States, Europe, Argentina, Canada and China. Other products not included in either segment are produced in the United States. Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                                      TUBING
                                         PACKAGING   PRODUCTS    OTHER     TOTAL
                                         ---------   --------  --------  ---------
Three Months Ended September 29, 2006
Revenues from external customers         $  93,182   $ 38,582  $ 40,241  $ 172,005
Interest expense, net                        7,730     11,327     5,102     24,159
Depreciation and amortization                3,945      2,246     1,984      8,175
Segment income (loss) from operations       16,027     (1,026)      297     15,298
Expenditures for segment assets              2,380      2,425       841      5,646
Segment assets as of September 29, 2006  $ 265,170   $208,147  $147,744  $ 621,061
                                         ---------   --------  --------  ---------

Three Months Ended September 30, 2005
Revenues from external customers         $  85,057   $ 43,221  $ 34,473  $ 162,751
Interest expense, net                        8,611     12,638     5,703     26,952
Depreciation and amortization                3,519      2,244     1,846      7,609
Segment income (loss) from operations       12,771     (7,558)      833      6,046
Expenditures for segment assets              1,727        527     1,020      3,274
Segment assets as of June 30, 2006       $ 263,843   $248,532  $142,606  $ 654,981
                                         ---------   --------  --------  ---------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                                      THREE MONTHS ENDED
                                            --------------------------------------
                                            SEPTEMBER 29, 2006  SEPTEMBER 30, 2005
                                            ------------------  ------------------
OPERATING PROFIT OR LOSS
Segment income from operations                  $  15,298           $   6,046
Corporate and eliminations                         (4,262)             (4,609)
                                                ---------           ---------
  Consolidated total                            $  11,036           $   1,437
                                                =========           =========
DEPRECIATION AND AMORTIZATION
Segment totals                                  $   8,175           $   7,609
Corporate                                             256                 256
                                                ---------           ---------
  Consolidated total                            $   8,431           $   7,865
                                                =========           =========
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable segments     $   5,646           $   3,274
Other unallocated expenditures                        139                   6
                                                ---------           ---------
  Consolidated total                            $   5,785           $   3,280
                                                =========           =========

                                            SEPTEMBER 29, 2006  JUNE 30, 2006
                                            ------------------  -------------
ASSETS
Total assets from reportable segments          $   621,061       $   654,981
Other unallocated amounts                            9,883             8,374
                                               -----------       -----------
  Consolidated total                           $   630,944       $   663,355
                                               ===========       ===========

GEOGRAPHIC INFORMATION

                                                      THREE MONTHS ENDED
                                            --------------------------------------
                                            SEPTEMBER 29, 2006  SEPTEMBER 30, 2005
                                            ------------------  ------------------
REVENUES
United States                                  $   144,741         $   143,042
International                                       27,264              19,709
                                               -----------         -----------
  Total                                        $   172,005         $   162,751
                                               ===========         ===========

                                            SEPTEMBER 29, 2006  JUNE 30, 2006
                                            ------------------  -------------
LONG-LIVED ASSETS
United States                                  $   318,002        $   320,630
International                                       35,370             35,216
                                               -----------        -----------
  Total                                        $   353,372        $   355,846
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

                      Consolidated Statement of Operations
                                 (in thousands)
                                   (unaudited)
                  For the three months ended September 29, 2006

                                                                                NON-
                                           TOTAL      ISSUER    GUARANTORS   GUARANTORS
                                         ---------  ---------   ----------   ----------
Net sales                                $ 172,005  $  47,980    $ 96,761     $ 27,264
Cost of goods sold                         145,070     34,617      89,863       20,590
                                         ---------  ---------    --------     --------
Gross profit                                26,935     13,363       6,898        6,674
Operating expenses:
  Selling, General and administrative       15,241      6,370       6,648        2,223
  Integration expense                          658        277         381           --
                                         ---------  ---------    --------     --------
Operating profit (loss)                     11,036      6,716        (131)       4,451
Interest expense, net                       24,159     24,100           4           55
Unrealized loss on derivative contracts        430        430          --           --
Other expense                                  151       (140)       (506)         797
                                         ---------  ---------    --------     --------
Income (loss) before income taxes          (13,704)   (17,674)        371        3,599
Provision for income taxes                   1,168         --          38        1,130
                                         ---------  ---------    --------     --------
Net income (loss)                        $ (14,872) $ (17,674)   $    333     $  2,469
                                         =========  =========    ========     ========

                      Consolidated Statement of Operations
                                 (in thousands)
                  For the three months ended September 30, 2005

                                                                                NON-
                                           TOTAL      ISSUER    GUARANTORS  GUARANTORS
                                         ---------  ---------   ----------  ----------
Net sales                                $ 162,751  $  45,826   $  97,216   $ 19,709
Cost of goods sold                         144,243     33,875      93,403     16,965
                                         ---------  ---------   ---------   --------
Gross profit                                18,508     11,951       3,813      2,744
Operating expenses:
  Selling, General and administrative       15,014      6,485       6,448      2,081
  Integration expense                        2,057        540       1,517         --
                                         ---------  ---------   ---------   --------
Operating profit (loss)                      1,437      4,926      (4,152)       663
Interest expense, net                       26,952     26,889          50         13
Unrealized gain on derivative contracts     (2,275)    (2,275)         --         --
Other expense                                  (20)      (270)       (493)       743
                                         ---------  ---------   ---------   --------
Income (loss) before income taxes          (23,220)   (19,418)     (3,709)       (93)
Provision for income taxes                   1,079         --          --      1,079
                                         ---------  ---------   ---------   --------
Net (loss)                               $ (24,299) $ (19,418)  $  (3,709)  $ (1,172)
                                         =========  =========   =========   ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)
                                   (unaudited)

          Condensed Consolidated Balance Sheet - at September 29, 2006

                                                                                                   NON-
                                                TOTAL     ELIMINATIONS    ISSUER    GUARANTORS  GUARANTORS
                                              ---------   ------------  ----------  ----------  ----------
Current assets                                $ 277,572   $        --   $   42,135   $ 167,940   $ 67,497
Property, plant and equipment, net              166,709            --       39,935     100,700     26,074
Intangible assets                               171,193            --       15,145     146,910      9,138
Investment in subsidiaries                           --      (550,580)     550,580          --         --
Deferred income taxes                                --            --        8,502      (8,502)        --
Deferred financing costs                         13,703            --       13,587         116         --
Other assets                                      1,767      (700,716)     447,785     254,540        158
                                              ---------   -----------   ----------   ---------   --------
  Total assets                                $ 630,944   $(1,251,296)  $1,117,669   $ 661,704   $102,867
                                              =========   ===========   ==========   =========   ========
Current liabilities                           $ 107,479   $        --   $   47,784   $  28,449   $ 31,246
Long-term debt                                  743,204            --      739,650          --      3,554
Series A Redeemable Preferred stock              75,597            --       75,597          --         --
Other long-term liabilities                       8,262      (700,716)     558,181     134,743     16,054
                                              ---------   -----------   ----------   ---------   --------
  Total liabilities                             934,542      (700,716)   1,421,212     163,192     50,854
                                              ---------   -----------   ----------   ---------   --------
Additional paid-in capital                      188,018      (313,529)     188,011     294,585     18,951
Retained earnings (deficit)                    (269,711)     (237,051)    (269,712)    210,507     26,545
Accumulated other comprehensive income (loss)    (1,382)           --       (1,319)     (6,580)     6,517
Less: Treasury stock                           (220,523)           --     (220,523)         --         --
                                              ---------   -----------   ----------   ---------   --------
  Total stockholders' equity (deficit)         (303,598)     (550,580)    (303,543)    498,512     52,013
                                              ---------   -----------   ----------   ---------   --------
Total liabilities and equity (deficit)        $ 630,944   $(1,251,296)  $1,117,669   $ 661,704   $102,867
                                              =========   ===========   ==========   =========   ========

            Condensed Consolidating Balance Sheet - at June 30, 2006

                                                                                                                NON-
                                                           TOTAL     ELIMINATIONS    ISSUER     GUARANTORS   GUARANTORS
                                                        ----------   ------------  ----------   ----------  -----------
Current assets                                          $  307,509   $        --   $   36,233   $ 203,580    $  67,696
Property, plant and equipment, net                         167,787            --       40,641     101,724       25,422
Intangible assets                                          171,380            --       14,929     147,109        9,342
Investment in subsidiaries                                       0      (547,778)     547,778          --           --
Deferred taxes                                                   0            --        8,502      (8,502)          --
Deferred financing costs, net                               14,618            --       14,502         116           --
Other long-term assets                                       2,061      (700,716)     418,403     283,922          452
                                                        ----------   -----------   ----------   ---------    ---------
  Total assets                                          $  663,355   $(1,248,494)  $1,080,988   $ 727,949    $ 102,912
                                                        ==========   ===========   ==========   =========    =========
Current liabilities                                         92,094            --       33,085      28,800       30,209
Long-term debt                                             772,907            --      769,268          --        3,639
Series A Redeemable Preferred stock                         74,495            --       74,495          --           --
Other long-term liabilities                                 12,790      (700,716)     492,811     205,765       14,930
                                                        ----------   -----------   ----------   ---------    ---------
  Total liabilities                                        952,286      (700,716)   1,369,659     234,565       48,778
                                                        ----------   -----------   ----------   ---------    ---------
Additional paid-in capital                                 188,018      (313,529)     188,011     294,585       18,951
Retained earnings (accumulated deficit)                   (254,839)     (234,249)    (254,840)    205,381       28,869
Accumulated other comprehensive income (loss)               (1,587)           --       (1,319)     (6,582)       6,314
Treasury stock                                            (220,523)           --     (220,523)         --           --
                                                        ----------   -----------   ----------   ---------    ---------
  Total stockholders' equity (deficit)                    (288,931)     (547,778)    (288,671)    493,384       54,134
                                                        ----------   -----------   ----------   ---------    ---------
  Total liabilities and stockholders' equity (deficit)  $  663,355   $(1,248,494)  $1,080,988   $ 727,949    $ 102,912
                                                        ==========   ===========   ==========   =========    =========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                                   (Unaudited)

                  For the three months ended September 29, 2006

                                                                                                 NON-
                                                               TOTAL     ISSUER   GUARANTORS  GUARANTORS
                                                              --------  --------  ----------  ----------
Net cash provided by (used in) operating activities           $ 38,457  $ (4,612)  $ 38,204    $ 4,865
                                                              --------  --------   --------    -------

Cash flows from Investing activities:
  Capital expenditures                                          (5,785)     (910)    (3,345)    (1,530)
  Additions to intangibles                                         (84)      (25)       (34)       (25)
  Deposits and other assets                                        292        --         (2)       294
                                                              --------  --------   ---------   -------
    Net cash used in investing activities                       (5,577)     (935)    (3,381)    (1,261)
                                                              --------  --------   --------    --------

Cash flows from financing activities
  Repayment / borrowings of line of credit                     (30,000)  (30,000)        --         --
  Repayment of long-term debt                                     (229)       --         --       (229)
  Debt Financing costs                                             (84)       --         --        (84)
  Change in intercompany accounts                                   --    35,557    (34,400)    (1,157)
                                                              --------  --------   --------    -------
    Net cash flows provided by (used in) financing activities  (30,313)    5,557    (34,400)    (1,470)
Effect of exchange rate changes on cash                            (11)       --         --        (11)
                                                              --------  --------   --------    -------
Net increase in cash                                             2,556        10        423      2,123
Cash, beginning of period                                       20,689     4,429      4,895     11,365
                                                              --------  --------   --------    -------
Cash, end of period                                           $ 23,245  $  4,439   $  5,318    $13,488
                                                              ========  ========   ========    =======

                  For the three months ended September 30, 2005

                                                                                                        NON-
                                                                     TOTAL     ISSUER    GUARANTORS  GUARANTORS
                                                                   --------   --------   ----------  ----------
Net cash provided by (used in) operating activities                $ 32,209   $   (633)   $ 25,994    $  6,848
                                                                   --------   --------    --------    --------

Cash flows from Investing activities:
  Capital expenditures                                               (3,280)    (1,023)     (2,080)       (177)
  Additions to intangibles                                              151        148          --           3
  Deposits and other assets                                            (149)      (152)          2           1
                                                                   --------   --------    --------    --------
    Net cash used in investing activities                            (3,278)    (1,027)     (2,078)       (173)
                                                                   --------   --------    --------    --------

Cash flows from financing activities
  Repayment / borrowings of line of credit                          (12,158)   (12,015)         --        (143)
  Proceeds from issuance of Series A redeemable of preferred stock    5,423      5,423          --          --
  Debt Financing costs                                                 (237)      (237)         --          --
  Change in intercompany accounts                                        --     27,698     (27,391)       (307)
                                                                   --------   --------    --------    --------
    Net cash flows provided by (used in) financing activities        (6,972)    20,869     (27,391)       (450)
Effect of exchange rate changes on cash                                (133)        --          --        (133)
                                                                   --------   --------    --------    --------
Net increase (decrease) in cash                                      21,826     19,209      (3,475)      6,092
Cash, beginning of period                                            18,584      7,150       7,732       3,702
                                                                   --------   --------    --------    --------
Cash, end of period                                                $ 40,410   $ 26,359    $  4,257    $  9,794
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

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through September 29, 2006.

                                 BALANCE   COSTS CHARGED TO       BALANCE
                                JUNE 2006       RESERVE      SEPTEMBER 29, 2006
                                ---------  ----------------  -------------------
Legal, environmental and other  $  1,118         $   0              1,118
                                --------         -----           --------
                                $  1,118         $   0           $  1,118
                                ========         =====           ========

The remaining legal and environmental costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through September 29, 2006 is as follows:

                            BALANCE    COSTS CHARGED TO        BALANCE
                           JUNE 2006        RESERVE      SEPTEMBER 29, 2006
                           ---------   ----------------  ------------------
Legal and environmental    $   749           $  43             $  706
                           -------           -----             ------
                           $   749           $  43             $  706
                           =======           =====             ======

The remaining legal and environmental costs are expected to extend over the next three years.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 29, 2006 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
2005

Net sales increased to $172.0 million in the first quarter fiscal 2007 from $162.8 million in the same period last year, representing a 5.7% gain. Net sales in our Packaging Segment grew 9.6% to $93.2 million in the most recent period from $85.1 million in the comparable period of fiscal 2006 due to higher selling prices which have increased approximately 10.0% on average. Net sales in our Tubing Products Segment decreased 10.7% to $38.6 million in fiscal 2007 from $43.2 million in fiscal 2006 primarily due to weaker demand for our garden hose products. Our Tubing Segment volumes, measured in pounds, were down 26.4% in fiscal 2007 compared to fiscal 2006 due, in part, to the market share losses we sustained at the beginning of calendar 2006 as well as significantly lower overall demand for garden hose products in the first quarter of fiscal 2007 compared to the comparable period of fiscal 2006. Prices for our Tubing products increased an average of 16.9% in our first quarter compared to the prior year. Other net sales grew 16.7% to $40.2 million in fiscal 2007 compared to $34.5 million in the previous year due to both higher selling prices which were up 6.6% on average and sales volumes which were up 10.0% on average.

Our accruals for rebates, discounts and sales allowances decreased to $9.6 million or 5.6% of net sales in fiscal 2007 compared to $13.0 million or 8.0% of net sales in fiscal 2006. Most of our customer rebates, discounts and allowances are generated by our garden hose operations. The decrease in our accrual was primarily due to lower garden hose sales in the first quarter of fiscal 2007 compared to 2006. In addition, changes in our sales programs and changes in the volumes purchased by each of our customers during the relevant quarters have a significant impact on our accrual for rebates, discounts and allowances.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. According to public indices, between September 2005 and September 2006, the cost of PVC rose 13.7%, the cost of Polystyrene rose 14.7%, the cost of VCM rose 12.5%, and the cost of our highest volume plasticizer rose 23.8%.

Cost of goods sold increased slightly to $145.1 million in fiscal 2007 from $144.2 million in fiscal 2006. Expressed as a percentage of net sales, cost of goods sold decreased to 84.3% in the current period compared to 88.6% in the prior period as we were able to pass through higher raw material costs to our customers.

Gross profit, as a result of the above, increased to $26.9 million in the current period compared to $18.5 million in the prior period. Expressed as a percentage of net sales, gross profit improved to 15.7% in the first quarter of fiscal 2007 from 11.4% in comparable period of last year. Our Packaging Segment gross profit increased 11.9% to $23.2 million in fiscal 2007 from $20.7 million for fiscal 2006 as we were able to pass through higher raw material costs to our customers. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 24.9% in the current period from 24.4% in the previous period. Our Tubing Products Segment gross profit improved to $2.1 million in fiscal 2007 from a loss of ($4.6) million in fiscal 2006 as significantly higher selling prices more than offset both higher raw material costs and reduced volumes. Expressed as a percentage of net sales, our Tubing Products Segment gross profit increased to 5.4% in the current period from (10.5%) in the previous period. Other gross profit decreased $1.7 million in fiscal 2007 from $2.3 million in fiscal 2006. Expressed as a percentage of net sales, Other gross profit declined to 4.1% in fiscal 2007 from 6.8% a year earlier.

Selling, general and administrative expenses increased slightly to $15.2 million in the most recent fiscal quarter from $15.0 million last year. Measured as a percentage of net sales, selling, general and administrative expenses decreased to 8.9% in the current period from 9.2% in the previous period.

Integration expenses decreased to $0.7 million or 0.4% of net sales in fiscal 2007 from $2.1 million or 1.3% of net sales in fiscal 2006 as the integration of our Elm facilities is nearing completion. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

                     2007    2006
                    -----   ------
Elm Packaging
  Material           0.4     1.1
  Labor              0.1     0.4
  Overhead           0.1     0.6
                    ----    ----
  Total              0.7     2.1
                    ----    ----

We expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, increased to $11.0 million in fiscal 2007 from $1.4 million in fiscal 2006. Expressed as a percentage of net sales, operating profit increased to 6.4% in the most recent period from 0.9% in the comparable period of last year. Our Packaging Segment operating profit increased to $16.0 million (17.2% of net sales) in the current period compared to $12.8 million (15.0% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($1.0) million or (2.7%) of net sales in the current period compared to loss of ($7.6) million or (17.5%) of net sales in the previous year. Other operating profit decreased to $0.3 million (0.7% of net sales) in the current period compared to $0.9 million or (2.4% of net sales) in the previous period.

Interest expense decreased to $24.2 million (14.0% of net sales) in fiscal 2007 from $27.0 million (16.6% of net sales) in fiscal 2006. In the first quarter of fiscal 2007 we changed the method we are using to accrete our Series A Redeemable preferred stock to its mandatory redemption amount from the straight-line method to the interest method. This change in estimate reduced the current period's interest expense by $2.4 million.

Unrealized loss on derivative transactions was $0.4 million or 0.2% of net sales in fiscal 2007 compared to a gain of $2.3 million or 1.4% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($13.7) million or (8.0%) of net sales for fiscal 2007 compared to a loss of ($23.2) million or (14.3%) of net sales for fiscal 2006.

Income tax expense was $1.2 million for fiscal 2007 compared to $1.1 million for fiscal 2005 primarily reflecting foreign and state taxes as we continued to fully reserve against our deferred tax asset.

Net loss, as a result, was a loss of ($14.9) million for fiscal 2007 or (8.6%) of net sales compared with a loss of ($24.3) million for fiscal 2006 or (14.9%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 29, 2006, net cash generated in operating activities was $38.5 million compared to $32.2 million of cash generated in operating activities in the first quarter of the prior year. The $6.3 million increase was due primarily to improved earnings. In addition, normal seasonal reductions in accounts receivable at our garden hose operations coupled with reductions in accrued expenses more than offset our increase in inventories. Other various year-over-year changes in operating assets, accrued expenses (including interest expense) and liabilities, are generally due to offsetting timing differences.

As of November 13, 2006 we had an outstanding balance of $12.0 million under our $75.0 million asset backed credit facility. Also as of November 13, 2006 availability under this facility was reduced by $7.0 million of letters of credit related to our workmen's compensation insurance programs.

Working capital at September 29, 2006 was $170.1 million compared to $215.4 million at June 30, 2006. The $45.3 million decrease was primarily due to operating losses as well as a reduction of long term debt.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the quarters ended September 29, 2006 and September 30, 2005 were $5.8 million and $3.3 million, respectively. We believe that we will be able to pass along expected higher raw material costs to our garden hose customers during fiscal 2007 and consequently, cash generated from operations plus funds available under our asset backed facility will be sufficient to meet our needs and to provide us with the flexibility to make capital expenditures and other investments which we believe are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. As of September 29, 2006 the notional amount of the swaps is approximately $229.4 million.

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

We recorded an unrealized loss from derivative transactions of $0.4 million and an unrealized gain of $2.3 million in the first quarters of fiscal 2007 and 2006, respectively.

Our senior debt and our senior subordinated notes include various covenants, the most restrictive of which limit our incremental debt and capital expenditures. The availability of borrowings under our asset based facility is subject to a borrowing base limitation equal to the lesser of the borrowing base as defined in the asset backed agreement and the then effective commitments under the asset based facility minus such availability reserves as the administrative agent, in its sole discretion, deems appropriate.

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

      (2) adding additional staff to the accounting and finance functional group;

      (3) centralizing the reporting of financial managers to 4 group controllers who will provide increased oversight and improved training;

      (4) during annual performance reviews of accounting and bookkeeping personnel requiring all reviewing personnel to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally;

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of September 29, 2006. Given the material weakness noted above, the Company's Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of that date. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company will continue to improve and refine its internal controls over the next 12 months.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings The Company is party to certain litigation in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations.

Item 1A. Risk Factors. None

Item 2.  Changes in Securities. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Securities holders. Not applicable

Item 5.  Other Information. None

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

                                                      TEKNI-PLEX, INC.

November 13, 2006

By: /s/ F. Patrick Smith
    ----------------------------------------
    F. Patrick Smith
    Chairman of the Board and Chief
    Executive Officer

By: /s/ James E. Condon
    -----------------------------------------
    James E. Condon
    Vice President and Chief Financial Officer