Form 10-Q
period 2006-12-29
TEKNI PLEX INC
filed 2007-02-12
CIK 1039542

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 29, 2006

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    22-3286312
      (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                  Identification Number)\

       260 North Denton Tap Road
           Coppell, TX 75019                              (972) 304-5077
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

                                TEKNI-PLEX, INC.

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         Consolidated Balance Sheets as of December 29, 2006 (unaudited)
            and June 30, 2006                                                 3
         Consolidated Statements of Operations for the six months and
            three months ended December 29, 2006 and December 30, 2005        4
         Consolidated Statements of Comprehensive Income (Loss) for
            the six months and  three months ended December 29, 2006
            and December 30, 2005                                             4
         Consolidated Statements of Cash Flows for the six months ended
            December 29, 2006 and December 30, 2005                           5
         Notes to Consolidated Financial Statements                           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                           15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          19

ITEM 4.  CONTROLS AND PROCEDURES                                             19

PART II.  OTHER INFORMATION                                                  20

Item 1.  Legal proceedings                                                   20

Item 2.  Unregistered sale of equity securities and use of proceeds          20

Item 3.  Defaults upon senior securities                                     20

Item 4.  Submission of matters to a vote of securities holders               20

Item 5.  Subsequent events                                                   20

Item 6.  Exhibits                                                            20

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                         DECEMBER 29,    JUNE 30,
                                                                                             2006          2006
                                                                                          (UNAUDITED)   (AUDITED)
                                                                                         ------------   ---------
ASSETS
CURRENT:
   Cash                                                                                   $  16,463     $  20,689
   Accounts receivable, net of allowances of $2,872 and $7,070 respectively                  82,391       145,699
   Inventories                                                                              181,359       135,758
   Prepaid expenses and other current assets                                                  6,739         5,363
                                                                                          ---------     ---------
      TOTAL CURRENT ASSETS                                                                  286,952       307,509
PROPERTY, PLANT AND EQUIPMENT, NET                                                          165,572       167,787
GOODWILL                                                                                    167,284       167,284
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION  OF $7,615 AND $6,806 RESPECTIVELY         3,644         4,096
DEFERRED CHARGES, NET OF ACCUMULATED  AMORTIZATION OF $16,477 AND $15,229 RESPECTIVELY       13,120        14,618
OTHER ASSETS                                                                                  2,595         2,061
                                                                                          ---------     ---------
                                                                                          $ 639,167     $ 663,355
                                                                                          =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                                      $     937     $   1,241
   Accounts payable - trade                                                                  36,876        39,532
   Accrued payroll and benefits                                                              13,673        16,057
   Accrued interest                                                                          11,408        11,427
   Accrued liabilities - other                                                               21,032        17,787
   Income taxes payable                                                                       5,868         6,050
                                                                                          ---------     ---------
      TOTAL CURRENT LIABILITIES                                                              89,794        92,094
LONG-TERM DEBT                                                                              780,738       772,907
SERIES A REDEEMABLE PREFERRED STOCK                                                          78,927        74,495
OTHER LIABILITIES                                                                             8,239        12,790
                                                                                          ---------     ---------
      TOTAL LIABILITIES                                                                     957,698       952,286
                                                                                          ---------     ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock                                                                                  --            --
   Additional paid-in capital                                                               188,018       188,018
   Accumulated other comprehensive loss                                                        (654)       (1,587)
   Accumulated deficit                                                                     (285,372)     (254,839)
   Less: Treasury stock                                                                    (220,523)     (220,523)
                                                                                          ---------     ---------
      TOTAL STOCKHOLDERS' DEFICIT                                                          (318,531)     (288,931)
                                                                                          ---------     ---------
                                                                                          $ 639,167     $ 663,355
                                                                                          =========     =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                    ---------------------------   ---------------------------
                                                    DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                                        2006           2005           2006           2005
                                                    ------------   ------------   ------------   ------------
NET SALES                                             $156,106       $152,396       $328,111       $315,147
COST OF SALES                                          129,943        129,922        275,013        274,165
                                                      --------       --------       --------       --------
GROSS PROFIT                                            26,163         22,474         53,098         40,982
OPERATING EXPENSES:
   Selling, general and administrative                  14,228         49,122         29,469         64,136
   Integration expense                                     699          1,339          1,357          3,396
                                                      --------       --------       --------       --------
OPERATING PROFIT (LOSS)                                 11,236        (27,987)        22,272        (26,550)
OTHER EXPENSES:
   Interest expense                                     25,772         25,493         49,931         52,445
   Unrealized gain (loss) on derivative contracts          (75)          (250)           355         (2,525)
   Other expenses                                          201            138            352            118
                                                      --------       --------       --------       --------
LOSS BEFORE INCOME TAXES                               (14,662)       (53,368)       (28,366)       (76,588)
PROVISION FOR INCOME TAXES                                 999          1,160          2,167          2,239
                                                      --------       --------       --------       --------
NET LOSS                                              $(15,661)      $(54,528)      $(30,533)      $(78,827)
                                                      ========       ========       ========       ========
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS                                              $(15,661)      $(54,528)      $(30,533)      $(78,827)
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment                 597            (81)           933           (105)
                                                      --------       --------       --------       --------
COMPREHENSIVE LOSS                                    $(15,064)      $(54,609)      $(29,600)      $(78,932)
                                                      ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                    SIX MONTHS ENDED
                                                                                              ---------------------------
                                                                                              DECEMBER 29,   DECEMBER 30,
                                                                                                  2006           2005
                                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                     $(30,533)      $(78,827)
   Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                               16,432         15,785
      Goodwill impairment                                                                             --         35,131
      Unrealized (gain) loss on derivative contracts                                                 355         (2,525)
      Interest accretion on Series A Redeemable Preferred Stock                                    4,432          7,263
   Changes in operating assets and liabilities:

      Accounts receivable                                                                         63,008         56,479
      Inventories                                                                                (45,732)       (28,342)
      Prepaid expenses and other current assets                                                   (1,236)        (4,889)
      Income taxes                                                                                  (176)        (3,773)
      Accounts payable-trade                                                                      (2,615)       (13,525)
      Accrued interest                                                                               (17)         8,015
      Accrued expenses and other liabilities                                                      (3,856)         7,467
                                                                                                --------       --------
         Net cash provided by (used in) operating activities                                          62         (1,741)
                                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                       (11,396)        (7,466)
      Additions to intangibles                                                                      (275)            62
      Deposits and other assets                                                                      486             36
                                                                                                --------       --------
         Net cash used in investing activities                                                   (11,185)        (7,368)
                                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      (Repayments) borrowings of long-term debt                                                    6,769           (140)
      Proceeds from issuance of Series A Redeemable Preferred Stock                                   --          5,423
      Debt financing costs                                                                           250           (240)
                                                                                                --------       --------
         Net cash provided by financing activities                                                 7,019          5,043
                                                                                                --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                             (122)            19
                                                                                                --------       --------
Net decrease in cash                                                                              (4,226)        (4,047)
Cash, beginning of period                                                                         20,689         18,584
                                                                                                --------       --------
Cash, end of period                                                                             $ 16,463       $ 14,537
                                                                                                ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for:
            Interest                                                                            $ 43,774       $ 36,376
            Income taxes                                                                           1,520          2,468

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

The results for the second quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at December 29, 2006. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 30, 2006.

RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the staff of the FASB issued Staff Position Aug Air-1, Accounting for Planned Major Maintenance Activities ("FSP"). The FSP amends Accounting Principles Board Opinion No, 28, Interim Financial Reporting ("APB 28"), and prohibits the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. While early application is permitted, the provisions of the FSP are effective for the Company beginning March 1, 2007. The guidance in the FSP shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. Management is currently evaluating the impact of adopting the FSP on the Company's financial position and results of operations.

NOTE 2 - INVENTORIES

Inventories as of December 29, 2006 and June 30, 2006 are summarized as follows:

                                               DECEMBER 29, 2006   JUNE 30, 2006
                                              ------------------   -------------
Raw materials                                      $ 73,066           $ 60,715
Work-in-process                                      14,548             12,834
Finished goods                                       93,745             62,209
                                                   --------           --------
                                                   $181,359           $135,758
                                                   --------           --------

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                        DECEMBER 29, 2006   JUNE 30, 2006
                                                                        -----------------   -------------
Revolving line of credit                                                     $ 46,000          $ 39,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4%
   due June 15, 2010 (less unamortized discount of $1,695  and $1506)         273,682          $273,494
Senior Subordinated Notes issued May 2002 at 12-3/4% due June 15,
   2010 (plus unamortized premium of $250 and $287)                            40,250            40,287
   Senior Secured Notes issued November 21, 2003 at 8-3/4% due
   November 15, 2013 (less unamortized discount of $5,987 and $5,609)         269,769           269,391
   Senior Secured Notes issued June 10, 2005 at 10.87% due August 15,
   2012 (less unamortized discount of $3,140 and $2,904)                      147,331           147,096
   Series A Redeemable Preferred Stock                                         78,927            74,495
Other, primarily foreign term loans, with interest rates ranging
from 4.44% to 5.44% and maturities from 2007 to 2010                            4,643             4,880
                                                                             --------          --------
                                                                              860,602           848,643
Less: Current maturities                                                          937             1,241
                                                                             --------          --------
                                                                             $859,665          $847,402
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

We recently voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, Ohio facility. We have installed additional pollution controls at this facility and we are now in compliance with the air permit. We may be required to pay a fine in connection with this violation, but we cannot predict whether such a fine will be imposed, or if so, in what amount.

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

In fiscal 2006 we established an incremental $900,000 reserve in our financial statements to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $1.8 million and the reserves described in
Note 7 related to our Elm and Swan acquisitions.

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

NOTE 5 - SEGMENT INFORMATION

Tekni-Plex management reviews its operating plants to evaluate performance and allocate resources. As a result, Tekni-Plex has aggregated its operating plants into two industry segments: Packaging and Tubing Products. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. The Tubing Products segment principally produces garden and irrigation hose, medical tubing and pool hose. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins have been reflected in other. The Packaging and Tubing Products segments have operations in the United States, Europe, China, Argentina and Canada. Other products not included in either segment are produced in the United States and Europe. Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                                       TUBING
                                          PACKAGING    PRODUCT    OTHER      TOTAL
                                          ---------   --------   -------   ---------
Three Months Ended December 29, 2006
Revenues from external customers           $97,296    $ 20,668   $38,142   $156,106
Interest expense                             8,240      12,096     5,436     25,772
Depreciation and amortization                3,759       2,177     1,978      7,914
Segment income (loss) from operations       17,610      (3,575)      880     14,915
Expenditures for segment assets              3,760         480     1,239      5,479
Three Months Ended December 30, 2005
Revenues from external customers           $92,905    $ 23,508   $35,983   $152,396
Interest expense                             8,136      11,959     5,398     25,493
Depreciation and amortization                3,435       2,350     1,879      7,664
Segment income (loss) from operations       14,887     (39,278)       14    (24,377)
Capital Expenditures for segment assets      2,632         632       577      3,841

                                                       TUBING
                                          PACKAGING   PRODUCTS    OTHER      TOTAL
                                          ---------   --------   -------   ---------
Six months ended December 29, 2006
Revenues from external customers           $190,478   $ 59,250   $78,383   $328,111
Interest expense                             15,970     23,423    10,538     49,931
Depreciation and amortization                 7,704      4,423     3,962     16,089
Income (loss) from operations                33,637     (4,601)    1,177     30,213
Capital Expenditures for segment assets       6,140      2,905     2,080     11,125
Six months ended December 30, 2005
Revenues from external customers           $177,962   $ 66,729   $70,456   $315,147
Interest expense                             16,747     24,597    11,101     52,445
Depreciation and amortization                 6,954      4,594     3,725     15,273
Segment income (loss) from operations        27,658    (46,836)      847    (18,331)
Capital Expenditures for segment assets       4,359      1,159     1,597      7,115

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ---------------------------   ---------------------------
                                                 DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                                     2006          2005           2006            2005
                                                 ------------   ------------   ------------   ------------
PROFIT OR LOSS
Total operating profit for reportable segments     $14,915        $(24,377)      $30,213        $(18,331)
Corporate and eliminations                          (3,679)         (3,610)       (7,941)         (8,219)
                                                   -------        --------       -------        --------
   Consolidated total                              $11,239        $(27,987)      $22,272        $(26,550)
                                                   =======        ========       =======        ========
DEPRECIATION AND AMORTIZATION
Segment totals                                     $ 7,914        $  7,664       $16,089        $ 15,273
Corporate                                               87             256           343             512
                                                   -------        --------       -------        --------
   Consolidated total                              $ 8,001        $  7,920       $16,432        $ 15,785
                                                   =======        ========       =======        ========
CAPITAL EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures              $ 5,479        $  3,841       $11,125        $  7,115
Other unallocated expenditures                         132             345           241             351
                                                   -------        --------       -------        --------
   Consolidated total                              $ 5,611        $  4,186       $11,396        $  7,466
                                                   =======        ========       =======        ========

SEGMENT ASSETS

                                                       TUBING
                                          PACKAGING   PRODUCTS     OTHER      TOTAL
                                          ---------   --------   --------   --------
December 29, 2006                          $267,594   $221,261   $142,305   $631,160
June 30, 2006                              $263,843   $248,532   $142,606   $654,981

                                          DECEMBER 29, 2006   JUNE 30, 2006
                                          -----------------   -------------
TOTAL ASSETS
Total assets from reportable segments          $631,160          $654,981
Other unallocated amounts                         8,007             8,374
                                               --------          --------
   Consolidated total                          $639,167          $663,355
                                               ========          ========

GEOGRAPHIC INFORMATION

                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ---------------------------   ---------------------------
                                                 DECEMBER 29,   DECEMBER 30,   DECEMBER 29,   DECEMBER 30,
                                                     2006           2005           2006           2005
                                                 ------------   ------------   ------------   ------------
REVENUES
United States                                      $129,143       $131,157       $273,884       $274,199
International                                        26,963         21,239         54,227         40,948
                                                   --------       --------       --------       --------
   Total                                           $156,106       $152,396       $328,111       $315,147
                                                   ========       ========       ========       ========

                                          DECEMBER 29, 2006   JUNE 30, 2006
                                          -----------------   -------------
LONG-LIVED ASSETS
United States                                  $316,272          $320,630
International                                    35,943            35,216
                                               --------          --------
   Total                                       $352,215          $355,846
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

                      Consolidated Statement of Operations
                  For the three months ended December 29, 2006
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $156,106   $ 49,264    $79,879       $26,963
Cost of sales                              129,943     34,975     74,308        20,660
                                          --------   --------    -------       -------
Gross profit                                26,163     14,289      5,571         6,303
Operating expenses:
   Selling, General and administrative      14,228      5,602      5,899         2,727
   Integration expense                         699        264        435            --
                                          --------   --------    -------       -------
Operating profit (loss)                     11,236      8,423       (763)        3,576
Interest expense (income) net               25,772     25,696         (4)           80
Unrealized gain on derivative contracts        (75)       (75)        --            --
Other expense (income)                         201       (552)      (539)        1,292
                                          --------   --------    -------       -------
Income (loss) before income taxes          (14,662)   (16,646)      (220)        2,204
Provision (benefit) for income taxes           999         --         37           962
                                          --------   --------    -------       -------
Net income(loss)                          $(15,661)  $(16,646)   $  (257)      $ 1,242
                                          ========   ========    =======       =======

                      Consolidated Statement of Operations
                   For the six months ended December 29, 2006
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $328,111   $ 97,244    $176,640      $54,227
Cost of goods sold                         275,013     69,592     164,171       41,250
                                          --------   --------    --------      -------
Gross profit                                53,098     27,652      12,469       12,977
Operating expenses:
   Selling, General and administrative      29,469     11,972      12,547        4,950
   Integration expense                       1,357        541         816           --
                                          --------   --------    --------      -------
Operating profit (loss)                     22,272     15,139        (894)       8,027
Interest expense (income), net              49,931     49,796          --          135
Unrealized loss on derivative contracts        355        355          --           --
Other expense (income)                         352       (692)     (1,045)       2,089
                                          --------   --------    --------      -------
Income (loss) before income taxes          (28,366)   (34,320)        151        5,803
Provision (benefit) for income taxes         2,167         --          75        2,092
                                          --------   --------    --------      -------
Net income (loss)                         $(30,533)  $(34,320)   $     76      $ 3,711
                                          ========   ========    ========      =======

                      Consolidated Statement of Operations
                  For the three months ended December 30, 2005
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $152,396   $ 51,391    $ 79,766      $21,239
Cost of goods sold                         129,922     36,905      76,290       16,727
                                          --------   --------    --------      -------
Gross profit                                22,474     14,486       3,476        4,512
Operating expenses:
   Selling, General and administrative      49,122      6,816      40,101        2,205
   Integration expense                       1,339        390         949           --
                                          --------   --------    --------      -------
Operating profit (loss)                    (27,987)     7,280     (37,574)       2,307
Interest expense (income), net              25,493     25,446         (50)          97
Unrealized gain on derivative contracts       (250)      (250)         --           --
Other expense (income)                         138       (266)       (415)         819
                                          --------   --------    --------      -------
Income (loss) before income taxes          (53,368)   (17,650)    (37,109)       1,391
Provision (benefit) for income taxes         1,160          7         542          611
                                          --------   --------    --------      -------
Net income (loss)                         $(54,528)  $(17,657)   $(37,651)     $   780
                                          ========   ========    ========      =======

                      Consolidated Statement of Operations
                   For the six months ended December 30, 2005
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $315,147   $ 97,217    $176,982     $40,948
Cost of sales                              274,165     70,780     169,693      33,692
                                          --------   --------    --------     -------
Gross profit                                40,982     26,437       7,289       7,256
Operating expenses:
   Selling, General and administrative      64,136     13,301      46,549       4,286
   Integration expense                       3,396        930       2,466          --
                                          --------   --------    --------     -------
Operating profit (loss)                    (26,550)    12,206     (41,726)      2,970
Interest expense (income) net               52,445     52,335          --         110

Unrealized gain on derivative contracts     (2,525)    (2,525)         --          --
Other expense (income)                         118       (536)       (908)      1,562
                                          --------   --------    --------     -------
Income (loss) before income taxes          (76,588)   (37,068)    (40,818)      1,298
Provision (benefit) for income taxes         2,239          7         542       1,690
                                          --------   --------    --------     -------
Net income(loss)                          $(78,827)  $(37,075)   $(41,360)    $  (392)
                                          ========   ========    ========     =======

           Condensed Consolidated Balance Sheet - at December 29, 2006
                            (Unaudited, in thousands)

                                                                                                  NON-
                                            TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                          ---------   ------------   ----------   ----------   ----------
Current assets                            $ 286,952   $        --    $   41,343    $176,019     $ 69,590
Property, plant and equipment, net          165,572            --        39,712     100,274       25,586
Intangible assets, net                      170,928            --        14,729     146,909        9,290
Investment in subsidiaries                       --      (555,051)      555,051          --           --
Deferred charges, net                        13,120            --        13,004         116           --
Other assets                                  2,595      (745,657)      458,497     288,688        1,067
                                          ---------   -----------    ----------    --------     --------
   Total assets                           $ 639,167   $(1,300,708)   $1,122,336    $712,006     $105,533
                                          =========   ===========    ==========    ========     ========
Current liabilities                       $  89,794   $        --    $   32,491    $ 27,788     $ 29,515
Long-term debt                              780,738            --       777,032          --        3,706
Preferred Stock                              78,927            --        78,927          --           --
Other long-term liabilities                   8,239      (745,657)      553,090     183,778       17,028
                                          ---------   -----------    ----------    --------     --------
   Total liabilities                        957,698      (745,657)    1,441,540     211,566       50,249
                                          ---------   -----------    ----------    --------     --------
Additional paid-in capital                  188,018      (317,015)      188,011     296,771       20,251
Retained earnings (deficit)                (285,372)     (238,036)     (285,373)    210,250       27,787
Other comprehensive income (loss)              (654)           --        (1,319)     (6,581)       7,246
Less: Treasury stock                       (220,523)           --      (220,523)         --           --
                                          ---------   -----------    ----------    --------     --------
   Total stockholders' equity(deficit)     (318,531)     (555,051)     (319,204)    500,440       55,284
                                          ---------   -----------    ----------    --------     --------
                                          $ 639,167   $(1,300,708)   $1,122,336    $712,006     $105,533
                                          =========   ===========    ==========    ========     ========

            Condensed Consolidating Balance Sheet - at June 30, 2006
                                 (in thousands)

                                                                                                  NON-
                                            TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                          ---------   ------------   ----------   ----------   ----------
Current assets                            $ 307,509   $        --    $   36,233    $203,580     $ 67,696
Property, plant and equipment, net          167,787            --        40,641     101,724       25,422
Intangible assets                           171,380            --        14,929     147,109        9,342
Investment in subsidiaries                       --      (547,778)      547,778          --           --
Deferred financing costs, net                    --            --         8,502      (8,502)          --
Other long-term assets                       14,618            --        14,502         116           --
   Total assets                               2,061      (700,716)      418,403     283,922          452
                                          ---------   -----------    ----------    --------     --------
Current liabilities                       $ 663,355   $(1,248,494)   $1,080,988    $727,949     $102,912
                                          =========   ===========    ==========    ========     ========
Long-term debt                            $  92,094   $        --    $   33,085    $ 28,800     $ 30,209
Series A Redeemable Preferred stock         772,907            --       769,268          --        3,639
Other long-term liabilities                  74,495            --        74,495          --           --
   Total liabilities                         12,790      (700,716)      492,811     205,765       14,930
                                          ---------   -----------    ----------    --------     --------
Additional paid-in capital                  952,286      (700,716)    1,369,659     234,565       48,778
                                          ---------   -----------    ----------    --------     --------
Retained earnings (accumulated deficit)     188,018      (313,529)      188,011     294,585       18,951
Accumulated other comprehensive
   (income) loss                           (254,839)     (234,249)     (254,840)    205,381       28,869
Treasury stock                               (1,587)           --        (1,316)     (6,582)       6,314
   Total stockholders' deficit             (220,523)           --      (220,523)         --           --
                                          ---------   -----------    ----------    --------     --------
   Total liabilities and stockholders'
      deficit                              (288,931)     (547,778)     (288,671)    493,384       54,134
                                          ---------   -----------    ----------    --------     --------
                                          $ 663,355   $(1,248,494)   $1,080,988    $727,949     $102,912
                                          =========   ===========    ==========    ========     ========

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                   For the six months ended December 29, 2006
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net cash provided by (used in)
   operating activities                   $     62   $(31,914)   $ 25,558     $ 6,418
                                          --------   --------   ----------   ----------
Cash flows from Investing activities:
   Capital expenditures                    (11,396)    (2,177)     (7,144)     (2,075)
   Additions to intangibles                   (275)      (100)         --        (175)
   Deposits and other assets                   486         --       1,101        (615)
                                          --------   --------    --------     -------
      Net cash used in investing
         activities                        (11,185)    (2,277)     (6,043)     (2,865)
                                          --------   --------    --------     -------
Cash flows from financing activities:
Repayment/Borrowings of line of credit       6,769      7,000          --        (231)
   Proceeds from Issuance of Series A
      Redeemable Preferred Stock
   Debt financing costs                        250        250          --          --
   Change in intercompany accounts              --     26,560     (24,519)     (2,041)
                                          --------   --------    --------     -------
      Net cash flows provided by (used
         in) financing activities            7,019     33,810     (24,519)     (2,272)
Effect of exchange rate changes on cash       (122)        --          --        (122)
                                          --------   --------    --------     -------
Net increase (decrease) in cash             (4,226)      (381)     (5,004)      1,159
Cash, beginning of period                   20,689      4,429       4,895      11,365
                                          --------   --------    --------     -------
Cash, end of period                       $ 16,463   $  4,048    $    146     $12,269
                                          ========   ========    ========     =======

                   For the six months ended December 30, 2005
                            (Unaudited, in thousands)

                                                                                NON-
                                           TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          -------   --------   ----------   ----------
Net cash provided by (used in)
   operating activities                   $(1,741)  $(25,644)   $ 23,116      $  787
                                          --------   --------   ----------   ----------
Cash flows from Investing activities:
   Capital expenditures                    (7,466)    (2,595)     (4,781)        (90)
   Additions to intangibles                    62       (107)         --         169
   Deposits and other assets                   36         (3)         93         (54)
                                          -------   --------    --------      ------
   Net cash used in investing
      activities                          $(7,368)  $ (2,705)   $ (4,688)     $   25
                                          -------   --------    --------      ------
      Cash flows from financing
         activities
(Repayments) borrowings of long term
   debt                                      (140)        (7)         --        (133)
   Proceeds from Issuance of Series A
      Redeemable Preferred Stock            5,423      5,423          --          --
Debt financing costs                         (240)      (240)         --          --
Change in intercompany accounts                --     20,859     (23,286)      2,427
                                          -------   --------    --------      ------
   Net cash flows provided by (used in)
      financing activities                  5,043     26,036     (23,286)      2,294
Effect of exchange rate changes on cash        19         --          --          19
                                          -------   --------    --------      ------
Net decrease in cash                       (4,047)    (2,314)     (4,858)      3,125
Cash, beginning of period                  18,584      7,150       7,732       3,702
                                          -------   --------    --------      ------
Cash, end of period                       $14,537   $  4,836    $  2,874      $6,827
                                          =======   ========    ========      ======

NOTE 7 - ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through December 29, 2006 are as follows:

                                  BALANCE    COSTS CHARGED        BALANCE
                                 JUNE 2006     TO RESERVE    DECEMBER 29, 2006
                                 ---------   -------------   -----------------
Legal, environmental and other     $1,118          $0              $1,118
                                   ------         ---              ------
                                   $1,118          $0              $1,118
                                   ======         ===              ======

The remaining legal, environmental and other costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through December 29, 2006 are as follows:

                                  BALANCE    COSTS CHARGED        BALANCE
                                 JUNE 2006     TO RESERVE    DECEMBER 29, 2006
                                 ---------   -------------   -----------------
Legal and environmental             $749          $78               $671
                                    ----          ---               ----
                                    $749          $78               $671
                                    ====          ===               ====

The remaining legal and environmental costs are expected to extend over the next four years.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 29, 2006 COMPARED TO THE QUARTER ENDED DECEMBER 30, 2005

Net sales increased to $156.1 million in the second quarter fiscal 2007 from $152.4 million the same period last year. Despite a 2.4% growth in revenue, most of our businesses experienced a general softness in demand in our second fiscal quarter. While our sales volumes are generally lower than they were a year ago, we do not believe that we have lost any market share.

Net sales in our Packaging Segment grew 4.7% to $97.3 million in the most recent period from $92.9 million in the comparable period of fiscal 2006 primarily due to higher selling prices which were up 8.8%, on average, compared to the previous year. Our higher average selling prices for our Packaging Segment products were largely the result of a higher value-added product mix. Volumes, measured in pounds, for our Packaging Segment were down 2.4% due to generally soft demand for our products. Net sales in our Tubing Products Segment decreased 12.1% to $20.7 million in fiscal 2007 from $23.5 million in fiscal 2006, primarily due to softer garden hose sales. Overall volumes, measured in pounds, were down 28.3% in our Tubing Segment in fiscal 2007 while average prices were up 21.9% compared to fiscal 2006. Other net sales grew 6.0% to $38.1 million in fiscal 2007 compared to $36.0 million in the previous year due to 4.0% higher average selling prices and a 2.0% increase in volumes.

Our accruals for rebates, discounts and sales allowances decreased to $9.3 million or 5.9% of net sales in fiscal 2007 compared to $12.3 million or 8.0% of net sales in fiscal 2006 reflecting lower garden hose sales which typically account for the majority of our rebates, discounts and sales allowances. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operations, as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold remained flat at $129.9 million in both fiscal 2007 and fiscal 2006. Expressed as a percentage of net sales, cost of goods sold decreased to 83.2% in the current period compared to 85.3% in the prior period, due to higher revenue.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2007 selling season.

Gross profit, as a result of the above, increased to $26.2 million in the current period compared to $22.5 million in the prior period. Expressed as a percentage of net sales, gross profit improved to 16.8% in the second quarter of fiscal 2007 from 14.7% in comparable period of last year.

Our Packaging Segment gross profit increased 8.8% to $24.4 million in fiscal 2007 from $22.4 million for fiscal 2006 due to higher selling prices. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 25.1% in the current period from 24.2% in the previous period.

Our Tubing Products Segment gross profit improved to a loss of ($0.9) million in fiscal 2007 from a loss of ($1.6) million in fiscal 2006 as higher selling prices offset generally higher raw material costs. Our Tubing Products Segment gross profit was negatively impacted by seasonal low demand for our garden hose products and high fixed-cost absorption for this unit in fiscal 2007. While we cannot make any assurances, we expect this unit to return to profitability in our third fiscal quarter as we expect a normal seasonal pick-up in demand to result in better fixed-cost absorption rates for the balance of our fiscal year. In addition, we expect the prices for our garden hose products to increase 2% to 3% on average as our 2007 sales agreements begin to go into effect. Expressed as a percentage of net sales, our Tubing Products Segment gross profit improved to (4.3%) in the current period from (6.9%) in the previous period.

Other gross profit increased to $2.6 million in fiscal 2007 from $1.7 million in fiscal 2006 as higher selling prices and higher sales volumes more than offset higher average raw material costs. Expressed as a percentage of net sales, other gross profit improved to 6.9% in fiscal 2007 from 4.6% a year earlier.

Selling, general and administrative expenses decreased to $14.2 million or 9.1% of net sales in the most recent fiscal year from $49.1 million or 32.2% of net sales last year as we incurred a $35.1 million non-cash charge to write off the goodwill associated with our 2001 acquisition of Swan Hose in fiscal 2006.

Integration expenses decreased to $0.7 million or 0.4% of net sales in fiscal 2007 from $1.3 million or 0.9% of net sales in fiscal 2006. Our integration expenses are typically cash expenses and relate to reconfiguring and realigning our Elm facilities to conform to the Company's current production and product standards. These costs are comprised of the following measured in millions:

                2006   2005
                ----   ----
Elm Packaging
   Material     $0.4   $0.7
   Labor         0.1    0.2
   Overhead      0.1    0.3
                ----   ----
Total           $0.7   $1.3
                ====   ====

We expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, increased to a profit of $11.2 million in fiscal 2007 from a loss of ($28.0) million in fiscal 2006. Expressed as a percentage of net sales, operating profit increased to 7.2% in the most recent period from (18.4%) in the comparable period of last year.

Our Packaging Segment operating profit increased 18.3% to $17.6 million (18.1% of net sales) in the current period compared to $14.9 million (16.0% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($3.6) million in fiscal 2007 compared to a loss of ($39.3) million in fiscal 2006. The 2006 quarter included a $35.1 million non-cash charge to write-off the goodwill associated with our Swan garden hose operations. Measured as a percent of net sales, our Tubing Segment operating profit improved to (17.3%) of net sales in the current period compared to (167.1%) of net sales in the previous year. Our Other segment reported a $0.9 million operating profit in the second quarter of fiscal 2007 compared to a loss of ($14,000) in the comparable period of 2006.

Interest expense increased slightly to $25.8 million (16.5% of net sales) in fiscal 2007 from $25.5 million (16.7% of net sales) in fiscal 2005 due to higher average debt levels and interest rates.

Unrealized gain on derivative transactions was $0.1 million or 0.0% of net sales in fiscal 2007 compared to $0.3 million or 0.2% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($14.7) million or (9.4%) of net sales for fiscal 2007 compared to a loss of ($53.4) million or (35.0%) of net sales for fiscal 2006.

Income tax expense was $1.0 million for fiscal 2007 compared to $1.2 million for fiscal 2006 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset. Measured as a percent of net sales, income tax expense was 0.6% in fiscal 2007 compared to 0.8% last year.

Net loss, as a result, was a loss of ($15.7) million for fiscal 2007 or (10.0%) of net sales compared with a loss of ($54.5) million for fiscal 2006 or (35.8%) of net sales.

FIRST HALF OF FISCAL 2007 COMPARED TO THE FIRST HALF OF FISCAL 2006

Net sales increased to $328.1 million in the first half of fiscal 2007 from $315.1 million the same period last year, representing a 4.1% gain. Net sales in our Packaging Segment grew 7.0% to $190.5 million in the most recent period from $178.0 million in the comparable period of fiscal 2006 primarily due to higher selling prices which were up approximately 9.5% in fiscal 2007. Sales volumes, measured in pounds, were down approximately 0.7% in fiscal 2007 compared to fiscal 2006. Net sales in our Tubing Products Segment decreased 11.2% to $59.3 million in fiscal 2007 from $66.7 million in fiscal 2006 due to generally soft demand for our garden hose products resulting from inventory de-stocking by many of our customers. Average selling prices for our Tubing Segment's products increased 19.6% in the first half of fiscal 2007 compared to fiscal 2006 while volumes, measured in pounds decreased 27.1%. Other net sales grew 11.3% to $78.4 million in fiscal 2007 compared to $70.5 million in the previous year due to higher selling prices which increased 4.8% and higher sales volumes, measured in pounds, which increased 6.0%.

Our accruals for rebates, discounts and sales allowances decreased to $18.9 million or 5.8% of net sales in fiscal 2007 compared to $25.2 million or 8.0% of net sales in fiscal 2006 reflecting lower garden hose sales which account for the majority of our rebates, discounts and sales allowances. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operations, as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold increased slightly to $275.0 million in fiscal 2007 from $274.2 million in fiscal 2006. Expressed as a percentage of net sales, cost of goods sold decreased to 83.8% in the current period compared to 87.0% in the prior period, primarily due to higher revenue.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2007 season.

Gross profit, as a result of the above, increased to $53.1 million in the current period compared to $41.0 million in the prior period. Expressed as a percentage of net sales, gross profit improved to 16.2% in the first half of fiscal 2006 from 13.0% in comparable period of last year.

Our Packaging Segment gross profit increased 10.3% to $47.6 million in fiscal 2007 from $43.2 million in fiscal 2006. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 25.0% in 2007 compared to 24.3% in 2006 as our price increases more than offset higher raw material costs.

Our Tubing Products Segment gross profit improved to $1.2 million in fiscal 2007 from a loss of ($6.2) million in fiscal 2006 as significantly higher selling prices more than offset higher raw material costs. Expressed as a percentage of net sales, our Tubing Products Segment gross profit improved to 2.0% in the current period from (9.3%) in the previous period.

Other gross profit increased slightly to $4.3 million in fiscal 2007 from $4.0 million in fiscal 2006 primarily due to higher sales volumes. Expressed as a percentage of net sales, Other gross profit declined to 5.5% in fiscal 2007 from 5.7% in fiscal 2006.

Selling, general and administrative expenses decreased to $29.5 million in the most recent fiscal year from $64.1 million last year, due to the inclusion of a $35.1 million non-cash charge to write off the goodwill associated with our 2001 acquisition of Swan Hose which was recorded in the first half of fiscal 2006. Measured as a percentage of net sales, selling, general and administrative expenses decreased to 9.0% in the current period from 20.4% in the previous period.

Integration expenses decreased to $1.4 million or 0.4% of net sales in fiscal 2007 from $3.4 million or 1.1% of net sales in fiscal 2006. Our integration expenses are typically cash expenses and relate to reconfiguring and realigning of our Elm facilities to conform to the Company's current production and product standards. These costs are comprised of the following measured in millions:

                2006   2005
                ----   ----
Elm Packaging
   Material     $0.9   $1.9
   Labor         0.2    0.7
   Overhead      0.3    0.8
                ----   ----
Total           $1.4   $3.4
                ====   ====

We expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, increased to $22.3 million in fiscal 2007 from a loss of ($26.6) million in fiscal 2006. Expressed as a percentage of net sales, operating profit improved to 6.8% in the most recent period from (8.4%) in the comparable period of last year.

Our Packaging Segment operating profit increased to $33.6 million (17.7% of net sales) in the current period compared to $27.7 million (15.5% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($4.6) million or (7.8%) of net sales in the current period compared to a loss of ($46.8) million or (70.2%) of net sales in the previous year. Other operating profit improved to $1.2 million (1.5% of net sales) in the current period compared to $0.8 million or 1.2% of net sales in the previous period.

Interest expense decreased to $49.9 million (15.2% of net sales) in fiscal 2007 from $52.4 million (16.6% of net sales) in fiscal 2006. In the first quarter of fiscal 2007, we changed the method we are using to accrete our Series A Redeemable Preferred Stock to its mandatory redemption amount from the straight-line method to the interest method. This change in estimate reduced our first quarter's interest expense by $2.4 million.

Unrealized gain (loss) on derivative transactions was a loss of ($0.4) million or (0.1%) of net sales in fiscal 2007 compared to a gain of $2.5 million or 0.8% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of ($28.4) million or (8.7%) of net sales for fiscal 2007 compared to a loss of ($76.6) million or (24.3%) of net sales for fiscal 2006.

Income tax expense was $2.2 million for both fiscal 2007 and fiscal 2006 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset

Net loss, as a result, was a loss of ($30.5) million for fiscal 2007 or (9.3%) of net sales compared with a loss of ($78.8) million for fiscal 2006 or (25.0%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 29, 2006, net cash provided from operating activities was $0.1 million compared to ($1.7) million of cash used in operating activities in the first half of the prior year. The $1.8 million improvement was due primarily to a $13.8 million improvement in earnings before non-cash charges and a $6.5 million reduction in accounts receivable, largely offset by a $17.4 million increase in inventory. Other various year-over-year changes in operating assets, accrued expenses (including interest expense) and liabilities are generally due to offsetting timing differences.

As of February 5, 2007 we had $47.0 million of borrowings under our $75 million revolving credit facility.

Working capital at December 29, 2006 was $197.2 million compared to $215.4 million at June 30, 2006. The $18.2 million decrease was primarily due to net losses.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the six months ended December 29, 2006 and December 30, 2005 were $11.4 million and $7.5 million, respectively. We believe that we will be able to pass along higher raw material costs to our garden hose customers during fiscal 2007 and consequently, cash generated from operations plus funds available under our new asset backed facility will be sufficient to meet our needs and to provide us with the flexibility to make capital expenditures and other investments which we believe are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. As of December 29, 2006, the notional amount of the swaps is approximately $200.7 million.

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

We recorded an unrealized gain from derivative transactions of $0.1 million and $0.3 million in the second quarters of fiscal 2007 and 2006, respectively. We recorded a total of unrealized losses from derivative transactions of $0.4 million in the six months ending December 29, 2006 and a unrealized gains from derivative transactions of $2.5 million in the six months ending December 30, 2005.

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

     (1)  creating an internal audit department;

     (2) adding additional staff to the accounting and finance functional group;

     (3) centralizing the reporting of financial managers to 5 group controllers who will provide increased oversight and improved training;

     (4) during annual performance reviews of accounting and bookkeeping personnel requiring all supervising personnel to inquire whether the employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally;

     (5) improving our internal financial reporting systems and related controls across all of our divisions to, among other things, increase both the frequency by which inventory and rebates discounts and allowances are monitored as well as increasing the number of managers responsible for monitoring these functions;

     (6) instituting a policy of performing routine credit and background checks on all financial staff and key managers; and

     (7) beginning the process of centralizing our cash management function and significantly improving our controls over cash disbursements.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of December 29, 2006. Given the material weakness noted above, the Company's Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of that date. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company will continue to improve and refine its internal controls over the next 12 months.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings The Company is party to certain litigation in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations.

Item 1A. Risk Factors. None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. None

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

February 12, 2007


By: /s/ F. Patrick Smith
    ------------------------------------------
    F. Patrick Smith
    Chairman of the Board and Chief
    Executive Officer


By: /s/ James E. Condon
    ------------------------------------------
    James E. Condon
    Vice President and Chief Financial Officer