Form 10-Q
period 2007-03-30
TEKNI PLEX INC
filed 2007-05-14
CIK 1039542

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 2007

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

Number of shares of common stock outstanding as of May 14, 2007: 671 shares

================================================================================

                                TEKNI-PLEX, INC.

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        Consolidated Balance Sheets as of March 30, 2007 (unaudited) and
           June 30, 2006                                                      3
        Consolidated Statements of Operations and comprehensive loss for the nine months and three months ended March 30,
           2007 and March 31, 2006                                            4
        Consolidated Statements of Cash Flows for the nine months ended
           March 30, 2007 and March 31, 2006                                  5

        Notes to Consolidated Financial Statements                            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           18

ITEM 4. CONTROLS AND PROCEDURES                                              19

PART II. OTHER INFORMATION                                                   20

Item 1. Legal Proceedings                                                    20

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds           20

Item 3. Defaults upon Senior Securities                                      20

Item 4. Submission of Matters to a Vote of Securities Holders                20

Item 5. Other Information                                                    20

Item 6. Exhibits

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                          MARCH 30,    JUNE 30,
                                                                                            2007         2006
                                                                                        (UNAUDITED)   (AUDITED)
                                                                                        -----------   ---------
ASSETS
CURRENT:
   Cash                                                                                  $  18,100    $  20,689
   Accounts receivable, net of allowances of $2,884 and $7,070 respectively                131,354      145,699
   Inventories                                                                             156,464      135,758
   Prepaid expenses and other current assets                                                 5,725        5,363
                                                                                         ---------    ---------
      TOTAL CURRENT ASSETS                                                                 311,643      307,509
PROPERTY, PLANT AND EQUIPMENT, NET                                                         163,877      167,787
GOODWILL                                                                                   167,284      167,284
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $8,064 AND $6,806 RESPECTIVELY         2,879        4,096
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $17,061 AND $15,229 RESPECTIVELY       12,536       14,618
OTHER ASSETS                                                                                 3,015        2,061
                                                                                         ---------    ---------
                                                                                         $ 661,234    $ 663,355
                                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                                     $   1,094    $   1,241
   Accounts payable - trade                                                                 44,428       39,532
   Accrued payroll and benefits                                                             15,156       16,057
   Accrued interest                                                                         24,379       11,427
   Accrued liabilities - other                                                              18,894       17,787
   Income taxes payable                                                                      5,576        6,050
                                                                                         ---------    ---------
      TOTAL CURRENT LIABILITIES                                                            109,527       92,094
LONG-TERM DEBT                                                                             791,942      772,907
SERIES A REDEEMABLE PREFERRED STOCK                                                         82,403       74,495
OTHER LIABILITIES                                                                            8,140       12,790
                                                                                         ---------    ---------
      TOTAL LIABILITIES                                                                    992,012      952,286
                                                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
   Common stock                                                                               --           --
   Additional paid-in capital                                                              188,018      188,018
   Accumulated other comprehensive loss                                                       (743)      (1,587)
   Accumulated deficit                                                                    (297,530)    (254,839)
   Less: Treasury stock                                                                   (220,523)    (220,523)
                                                                                         ---------    ---------
      TOTAL STOCKHOLDERS' DEFICIT                                                         (330,778)    (288,931)
                                                                                         ---------    ---------
                                                                                         $ 661,234    $ 663,355
                                                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           (Unaudited -- in thousands)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                      THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    ---------------------   ---------------------
                                                    MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                                       2007        2006        2007        2006
                                                    ---------   ---------   ---------   ---------
NET SALES                                           $211,681    $194,568    $539,792    $509,715
COST OF SALES                                        177,583     157,654     452,596     431,819
                                                    --------    --------    --------    --------
GROSS PROFIT                                          34,098      36,914      87,196      77,896
OPERATING EXPENSES:
   Selling, general and administrative                16,575      16,144      46,044      80,280
   Integration expense                                   354         940       1,711       4,336
                                                    --------    --------    --------    --------
OPERATING PROFIT (LOSS)                               17,169      19,830      39,441      (6,720)
OTHER EXPENSES:
   Interest expense                                   27,827      26,223      77,758      78,668
   Unrealized (gain) loss on derivative contracts       (246)       (801)        109      (3,326)
   Other expenses                                        (85)     (2,816)        267      (2,698)
                                                    --------    --------    --------    --------
LOSS BEFORE INCOME TAXES                             (10,327)     (2,776)    (38,693)    (79,364)
PROVISION FOR INCOME TAXES                             1,831       1,788       3,998       4,027
                                                    --------    --------    --------    --------
NET LOSS                                            $(12,158)   $ (4,564)   $(42,691)   $(83,391)
                                                    ========    ========    ========    ========
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
NET LOSS                                            $(12,158)   $ (4,564)   $(42,691)   $(83,391)
OTHER COMPREHENSIVE INCOME (LOSS)
   Foreign currency translation adjustment               (89)        946         844         841
                                                    --------    --------    --------    --------
COMPREHENSIVE LOSS                                  $(12,247)   $ (3,618)   $(41,847)   $(82,550)
                                                    ========    ========    ========    ========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                NINE MONTHS ENDED
                                                                                              ---------------------
                                                                                              MARCH 30,   MARCH 31,
                                                                                                 2007        2006
                                                                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                   $(42,691)   $(83,391)
   Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                             24,259      23,872
      Goodwill impairment                                                                           --      35,131
      Unrealized (gain) loss on derivative contracts                                               109      (3,326)
      Interest accretion on Series A Redeemable Preferred Stock                                  7,908      10,756
      Deferred income taxes                                                                         12           4
      Gain on sale of assets                                                                        --      (2,863)
   Changes in operating assets and liabilities:
      Accounts receivable                                                                       14,704      23,492
      Inventories                                                                              (20,956)    (29,456)
      Prepaid expenses and other current assets                                                   (320)     (1,230)
      Income taxes                                                                                (472)     (3,530)
      Accounts payable-trade                                                                     5,435     (13,098)
      Accrued interest                                                                          12,958      19,724
      Accrued expenses and other liabilities                                                    (4,912)      8,596
                                                                                              --------    --------
         Net cash used in operating activities                                                  (3,966)    (15,319)
                                                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                                     (16,112)    (13,081)
      Additions to intangibles                                                                     (38)       (628)
      Proceeds from sale of assets                                                                  --       4,142
      Deposits and other assets                                                                   (140)         67
                                                                                              --------    --------
         Net cash used in investing activities                                                 (16,290)     (9,500)
                                                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Line of credit borrowings                                                                 18,000      17,490
      Repayments of long-term debt                                                                (233)         --
      Proceeds from issuance of Series A Redeemable Preferred Stock                                 --       5,423
      Debt financing costs                                                                         250        (240)
                                                                                              --------    --------
         Net cash provided by financing activities                                              18,017      22,673
                                                                                              --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (350)        (64)
                                                                                              --------    --------
Net decrease in cash                                                                            (2,589)     (2,210)
Cash, beginning of period                                                                       20,689      18,584
                                                                                              --------    --------
Cash, end of period                                                                           $ 18,100    $ 16,374
                                                                                              ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION:
         Cash paid for:
            Interest                                                                          $ 54,411    $ 59,102
            Income taxes                                                                         3,226       3,109

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

The results for the third quarter of fiscal 2007 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at March 30, 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 30, 2006.

RECLASSIFICATIONS

Certain items in the prior year financial statements have been reclassified to conform to the current presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 will require companies to determine whether it is more-likely-than-not that a tax position taken or expected to be taken in a tax return will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is measured to determine the amount of benefit to recognize in the financial statements based on guidance in the interpretation. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company's consolidated financial position or results of operations.

The FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159") in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 will be effective for fiscal years that begin after November 15, 2007. The Company is currently assessing the impact SFAS No. 159 will have on the consolidated financial statements.

NOTE 2 - INVENTORIES

Inventories as of March 30, 2007 and June 30, 2006 are summarized as follows:

                                                 MARCH 30,   JUNE 30,
                                                    2007       2006
                                                 ---------   --------
Raw materials                                     $ 60,100   $ 60,715
Work-in-process                                     14,115     12,834
Finished goods                                      82,249     62,209
                                                  --------   --------
                                                  $156,464   $135,758
                                                  --------   --------

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                 MARCH 30,   JUNE 30,
                                                    2007       2006
                                                 ---------   --------
Revolving line of credit                          $ 57,000   $ 39,000
Senior Subordinated Notes issued June 21, 2000
   at 12-3/4% due June 15, 2010  (less
   unamortized discount of $1,223 and $1506)       273,777   $273,494
Senior Subordinated Notes issued May 2002 at
   12-3/4% due June 15, 2010 (plus unamortized
   premium of $231 and $287)                        40,231     40,287
   Senior Secured Notes issued November 21,
      2003 at 8-3/4% due November 15, 2013
      (less unamortized discount of $5,042 and
      $5,609)                                      269,958    269,391
   Senior Secured Notes issued June 10, 2005
      at 10.87% due August 15, 2012 (less
      unamortized discount of $2,551 and
      $2,904)                                      147,449    147,096
   Series A Redeemable Preferred Stock              82,403     74,495
Other, primarily foreign term loans, with
   interest rates ranging from 4.44% to 5.44%
   and maturities from 2007 to 2010                  4,621      4,880
                                                  --------   --------
                                                   875,439    848,643
Less: Current maturities                             1,094      1,241
                                                  --------   --------
                                                  $874,345   $847,402
                                                  ========   ========

NOTE 4 - CONTINGENCIES

The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

We previously reported, in January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.1 million at current exchange rates, have been fully accrued for in fiscal 2006.

We are subject to environmental laws requiring the investigation and cleanup of environmental contamination. In addition to remediation being undertaken by third parties at a limited number of our locations, we are currently remediating contamination resulting from past industrial activity at three of our New Jersey facilities which we acquired from PureTec in 1998. This remediation is being conducted pursuant to the requirements of New Jersey's Industrial Site Recovery Act which were triggered by the 1998 PureTec transaction. If any other events were to occur in the future that would be deemed to have effected a "change of control" of any of our New Jersey facilities as defined under New Jersey's Industrial Site Recovery Act, we would be required to take additional actions to comply with that statute, including possibly additional investigations and remediation. We also are conducting remediation at a formerly-owned New Jersey facility under a voluntary cleanup agreement with the state.

We have voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, Ohio facility. We have installed additional pollution controls at this facility and we are now in compliance with the air permit. We may be required to pay a fine in connection with this violation, but we cannot predict whether such a fine will be imposed, or if so, in what amount.

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

In the third quarter of fiscal 2007 we increased the environmental reserves in our financial statements by $300,000 for a total of $1.7 million to reflect our best estimate of the aggregate expenses associated with the environmental matters noted above. These reserves are in addition to the reserves described in Note 7 related to our Elm and Swan acquisitions.

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

                                                        TUBING
                                          PACKAGING   PRODUCTS   OTHER      TOTAL
                                          ---------   --------  -------   --------
Three Months Ended March 30, 2007
Revenues from external customers           $108,385   $61,184   $42,112   $211,681
Interest expense                              8,877    13,033     5,917     27,827
Depreciation and amortization                 3,933     1,927     1,967      7,827
Segment income from operations               16,698     4,663       409     21,770
Capital expenditures for segment assets       3,352       704     1,122      5,178

Three Months Ended March 31, 2006
Revenues from external customers           $ 96,009   $58,005   $40,554   $194,568
Interest expense                              8,408    12,281     5,534     26,223
Depreciation and amortization                 3,653     2,289     1,889      7,831
Segment income from operations               17,752     6,521       359     24,632
Capital expenditures for segment assets       3,177       560     1,626      5,363

                                                        TUBING
                                          PACKAGING   PRODUCTS     OTHER      TOTAL
                                          ---------   --------   --------   --------
Nine months ended March 30, 2007
Revenues from external customers           $298,863   $120,434   $120,495   $539,792
Interest expense                             24,847     36,456     16,455     77,758
Depreciation and amortization                11,637      6,350      5,929     23,916
Income from operations                       50,335         62      1,586     51,983
Capital expenditures for segment assets       9,492      3,609      3,202     16,303

Nine months ended March 31, 2006
Revenues from external customers           $273,971   $124,734   $111,010   $509,715
Interest expense                             25,155     36,878     16,635     78,668
Depreciation and amortization                10,607      6,883      5,614     23,104
Segment income (loss) from operations        45,410    (40,315)     1,206      6,301
Capital expenditures for segment assets       7,536      1,719      3,223     12,478

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                          ---------------------   ---------------------
                                          MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                             2007        2006        2007        2006
                                          ---------   ---------   ---------   ---------
PROFIT OR LOSS
Total operating profit for reportable
   segments                                $21,770     $24,632    $ 51,983    $  6,301
Corporate and eliminations                  (4,601)     (4,802)    (12,542)    (13,021)
                                           -------     -------    --------    --------
   Consolidated total                      $17,169     $19,830    $ 39,441    $ (6,720)
                                           =======     =======    ========    ========
DEPRECIATION AND AMORTIZATION
Segment totals                             $ 7,827     $ 7,831    $ 23,916    $ 23,104
Corporate                                        0         256         343         768
                                           -------     -------    --------    --------
   Consolidated total                      $ 7,827     $ 8,087    $ 24,259    $ 23,872
                                           =======     =======    ========    ========
CAPITAL EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures      $ 5,178     $ 5,363    $ 16,303    $ 12,478
Other unallocated expenditures                (462)        252        (191)        603
                                           -------     -------    --------    --------
   Consolidated total                      $ 4,716     $ 5,615    $ 16,112    $ 13,081
                                           =======     =======    ========    ========

SEGMENT ASSETS

                                                       TUBING
                                          PACKAGING   PRODUCTS     OTHER      TOTAL
                                          ---------   --------   --------   --------
March 30, 2007                             $289,260   $243,866   $124,813   $657,939
June 30, 2006                              $263,843   $248,532   $142,606   $654,981

                                          MARCH 30, 2007   JUNE 30, 2006
                                          --------------   -------------
TOTAL ASSETS
Total assets from reportable segments        $657,939         $654,981
Other unallocated amounts                       3,295            8,374
                                             --------         --------
   Consolidated total                        $661,234         $663,355
                                             ========         ========

GEOGRAPHIC INFORMATION

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                          ---------------------   ---------------------
                                          MARCH 30,   MARCH 31,   MARCH 30,   MARCH 31,
                                             2007        2006        2007       2006
                                          ---------   ---------   ---------   ---------
REVENUES
United States                              $174,524    $166,904    $448,408    $441,103
International                                37,157      27,664      91,384      68,612
                                           --------    --------    --------    --------
   Total                                   $211,681    $194,568    $539,792    $509,715
                                           ========    ========    ========    ========

                                          MARCH 30, 2007   JUNE 30, 2006
                                          --------------   -------------
LONG-LIVED ASSETS
United States                                $312,467         $320,630
International                                  37,124           35,216
                                             --------         --------
   Total                                     $349,591         $355,846
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

                      Consolidated Statement of Operations
                    For the three months ended March 30, 2007
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $211,681   $ 52,520    $122,004     $37,157
Cost of sales                              177,583     40,499     111,076      26,008
                                          --------   --------    --------     -------
Gross profit                                34,098     12,021      10,928      11,149
Operating expenses:
   Selling, General and administrative      16,575      6,686       6,886       3,003
   Integration expense                         354        171         183          --
                                          --------   --------    --------     -------
Operating profit                            17,169      5,164       3,859       8,146
Interest expense, net                       27,827     27,771         128         (72)
Unrealized gain on derivative contracts       (246)      (246)         --          --
Other expense (income)                         (85)      (816)       (733)      1,464
                                          --------   --------    --------     -------
Income (loss) before income taxes          (10,327)   (21,545)      4,464       6,754
Provision (benefit) for income taxes         1,831        113         (75)      1,793
                                          --------   --------    --------     -------
Net income(loss)                          $(12,158)  $(21,658)   $  4,539     $ 4,961
                                          ========   ========    ========     =======

                      Consolidated Statement of Operations
                    For the nine months ended March 30, 2007
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $539,792   $149,764    $298,644      $91,384
Cost of goods sold                         452,596    110,091     275,247       67,258
                                          --------   --------    --------      -------
Gross profit                                87,196     39,673      23,397       24,126
Operating expenses:
   Selling, General and administrative      46,044     18,658      19,433        7,953
   Integration expense                       1,711        712         999           --
                                          --------   --------    --------      -------
Operating profit                            39,441     20,303       2,965       16,173
Interest expense, net                       77,758     77,567         128           63
Unrealized loss on derivative contracts        109        109          --           --
Other expense (income)                         267     (1,508)     (1,778)       3,553
                                          --------   --------    --------      -------
Income (loss) before income taxes          (38,693)   (55,865)      4,615       12,557
Provision (benefit) for income taxes         3,998        113          --        3,885
                                          --------   --------    --------      -------
Net income (loss)                         $(42,691)  $(55,978)   $  4,615      $ 8,672
                                          ========   ========    ========      =======

                      Consolidated Statement of Operations
                    For the three months ended March 31, 2006
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $194,568   $ 50,900    $116,004      $27,664
Cost of goods sold                         157,654     37,312     101,504       18,838
                                          --------   --------    --------      -------
Gross profit                                36,914     13,588      14,500        8,826
Operating expenses:
   Selling, General and administrative      16,144      6,298       7,326        2,520
   Integration expense                         940        258         682           --
                                          --------   --------    --------      -------
Operating profit                            19,830      7,032       6,492        6,306
Interest expense, net                       26,223     26,128          --           95
Unrealized gain on derivative contracts       (801)      (801)         --           --
Other expense (income)                      (2,816)      (294)     (3,213)         691
                                          --------   --------    --------      -------
Income (loss) before income taxes           (2,776)   (18,001)      9,705        5,520
Provision for income taxes                   1,788          4         271        1,513
                                          --------   --------    --------      -------
Net income (loss)                         $ (4,564)  $(18,005)   $  9,434      $ 4,007
                                          ========   ========    ========      =======

                      Consolidated Statement of Operations
                    For the nine months ended March 31, 2006
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $509,715   $148,117    $292,986     $68,612
Cost of sales                              431,819    108,092     271,197      52,530
                                          --------   --------    --------     -------
Gross profit                                77,896     40,025      21,789      16,082
Operating expenses:
   Selling, General and administrative      80,280     19,599      53,875       6,806
   Integration expense                       4,336      1,188       3,148          --
                                          --------   --------    --------     -------
Operating profit (loss)                     (6,720)    19,238     (35,234)      9,276
Interest expense, net                       78,668     78,463          --         205
Unrealized gain on derivative contracts     (3,326)    (3,326)         --          --
Other expense (income)                      (2,698)      (830)     (4,121)      2,253
                                          --------   --------    --------     -------
Income (loss) before income taxes          (79,364)   (55,069)    (31,113)      6,818
Provision for income taxes                   4,027         11         813       3,203
                                          --------   --------    --------     -------
Net income(loss)                          $(83,391)  $(55,080)   $(31,926)    $ 3,615
                                          ========   ========    ========     =======

            Condensed Consolidated Balance Sheet - at March 30, 2007
                            (Unaudited, in thousands)

                                                                                                  NON-
                                            TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                          ---------   ------------   ----------   ----------   ----------
Current assets                            $ 311,643   $        --    $   36,776    $195,919     $ 78,948
Property, plant and equipment, net          163,877            --        39,502      98,656       25,719
Intangible assets, net                      170,163            --        14,382     145,804        9,977
Investment in subsidiaries                       --      (564,551)      564,551          --           --
Deferred charges, net                        12,536            --        12,420         116           --
Other assets                                  3,015      (745,323)      472,349     274,561        1,428
                                          ---------   -----------    ----------    --------     --------
   Total assets                           $ 661,234   $(1,309,874)   $1,139,980    $715,056     $116,072
                                          =========   ===========    ==========    ========     ========
Current liabilities                       $ 109,527   $        --    $   47,567    $ 27,041     $ 34,919
Long-term debt                              791,942            --       788,414          --        3,528
Preferred Stock                              82,403            --        82,403          --           --
Other long-term liabilities                   8,140      (745,323)      552,958     183,954       16,551
                                          ---------   -----------    ----------    --------     --------
   Total liabilities                        992,012      (745,323)    1,471,342     210,995       54,998
                                          ---------   -----------    ----------    --------     --------
Additional paid-in capital                  188,018      (317,015)      188,011     296,771       20,251
Retained earnings (deficit)                (297,530)     (247,536)     (297,531)    214,789       32,748
Other comprehensive income (loss)              (743)           --        (1,319)     (7,499)       8,075
Less: Treasury stock                       (220,523)           --      (220,523)         --           --
                                          ---------   -----------    ----------    --------     --------
   Total stockholders' equity(deficit)     (330,778)     (564,551)     (331,362)    504,061       61,074
                                          ---------   -----------    ----------    --------     --------
   Total liabilities and stockholders'
      deficit                             $ 661,234   $(1,309,874)   $1,139,980    $715,056     $116,072
                                          =========   ===========    ==========    ========     ========

            Condensed Consolidating Balance Sheet - at June 30, 2006
                                 (in thousands)

                                                                                                  NON-
                                            TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                          ---------   ------------   ----------   ----------   ----------
Current assets                            $ 307,509   $        --    $   36,233    $203,580     $ 67,696
Property, plant and equipment, net          167,787            --        40,641     101,724       25,422
Intangible assets                           171,380            --        14,929     147,109        9,342
Investment in subsidiaries                       --      (547,778)      547,778          --           --
Deferred taxes                                   --            --         8,502      (8,502)          --
Deferred financing costs, net                14,618            --        14,502         116           --
Other long-term assets                        2,061      (700,716)      418,403     283,922          452
                                          ---------   -----------    ----------    --------     --------
   Total assets                           $ 663,355   $(1,248,494)   $1,080,988    $727,949     $102,912
                                          =========   ===========    ==========    ========     ========
Current liabilities                       $  92,094   $        --    $   33,085    $ 28,800     $ 30,209
Long-term debt                              772,907            --       769,268          --        3,639
Series A Redeemable Preferred stock          74,495            --        74,495          --           --
Other long-term liabilities                  12,790      (700,716)      492,811     205,765       14,930
                                          ---------   -----------    ----------    --------     --------
   Total liabilities                        952,286      (700,716)    1,369,659     234,565       48,778
                                          ---------   -----------    ----------    --------     --------
Additional paid-in capital                  188,018      (313,529)      188,011     294,585       18,951
Retained earnings (accumulated deficit)    (254,839)     (234,249)     (254,840)    205,381       28,869
Accumulated other comprehensive
   (income) loss                             (1,587)           --        (1,319)     (6,582)       6,314
Treasury stock                             (220,523)           --      (220,523)         --           --
                                          ---------   -----------    ----------    --------     --------
   Total stockholders' equity (deficit)    (288,931)     (547,778)     (288,671)    493,384       54,134
                                          ---------   -----------    ----------    --------     --------
   Total liabilities and stockholders'
      deficit                             $ 663,355   $(1,248,494)   $1,080,988    $727,949     $102,912
                                          =========   ===========    ==========    ========     ========

                        Condensed Consolidated Cash Flows
                    For the nine months ended March 30, 2007
                            (Unaudited, in thousands)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net cash provided by (used in)
   operating activities                   $ (3,966)  $(30,014)   $ 16,077     $ 9,971
                                          --------   --------    --------     -------
Cash flows from Investing activities:
   Capital expenditures                    (16,112)    (2,891)    (10,222)     (2,999)
   Additions to intangibles                    (38)       348       1,106      (1,492)
   Deposits and other assets                  (140)        --         836        (976)
                                          --------   --------    --------     -------
      Net cash used in investing
         activities                        (16,290)    (2,543)     (8,280)     (5,467)
                                          --------   --------    --------     -------
Cash flows from financing activities:
Line of credit borrowings                   18,000     18,000          --          --
  Proceeds from long-term debt                (233)        --          --        (233)
 Debt financing costs                          250        250          --          --
   Change in intercompany accounts              --     12,769     (11,218)     (1,551)
                                          --------   --------    --------     -------
      Net cash flows provided by (used
         in) financing activities           18,017     31,019     (11,218)     (1,784)
Effect of exchange rate changes on cash       (350)        --          --        (350)
                                          --------   --------    --------     -------
Net increase (decrease) in cash             (2,589)    (1,538)     (3,421)      2,370
Cash, beginning of period                   20,689      4,429       4,895      11,365
                                          --------   --------    --------     -------
Cash, end of period                       $ 18,100   $  2,891    $  1,474     $13,735
                                          ========   ========    ========     =======

                    For the nine months ended March 31, 2006
                            (Unaudited, in thousands)

                                                                                                         NON-
                                                                     TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                                                   --------   --------   ----------   ----------
Net cash provided by (used in) operating activities                $(15,319)  $(27,207)   $ 7,039      $ 4,849
                                                                   --------   --------    -------      -------
Cash flows from Investing activities:
   Capital expenditures                                             (13,081)    (2,798)    (9,187)      (1,096)
   Additions to intangibles                                            (628)      (192)      (592)         156
   Proceeds from asset sales                                          4,142         --      4,142           --
   Deposits and other assets                                             67         (3)       103          (33)
                                                                   --------   --------    -------      -------
      Net cash used in investing activities                        $ (9,500)  $ (2,993)   $(5,534)     $  (973)
                                                                   --------   --------    -------      -------
Cash flows from financing activities:
Line of credit borrowings                                            17,490     18,059         --         (569)
   Proceeds from Issuance of Series A Redeemable Preferred Stock      5,423      5,423         --           --
   Debt financing                                                      (240)      (240)        --           --
   Change in intercompany accounts                                       --      5,458     (7,693)       2,235
                                                                   --------   --------    -------      -------
      Net cash flows provided by (used in) financing activities      22,673     28,700     (7,693)       1,666
                                                                   --------   --------    -------      -------
Effect of exchange rate changes on cash                                 (64)        --         --          (64)
                                                                   --------   --------    -------      -------
Net increase (decrease) in cash                                      (2,210)    (1,500)    (6,188)       5,478
Cash, beginning of period                                            18,584      7,150      7,732        3,702
                                                                   --------   --------    -------      -------
Cash, end of period                                                $ 16,374   $  5,650    $ 1,544      $ 9,180
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

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through March 30, 2007 are as follows:

                                  BALANCE    COSTS CHARGED       BALANCE
                                 JUNE 2006     TO RESERVE    MARCH 30, 2007
                                 ---------   -------------   --------------
Legal, environmental and other     $1,118          $0            $1,118
                                   ------         ---            ------
                                   $1,118          $0            $1,118
                                   ======         ===            ======

The remaining legal, environmental and other costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through March 30, 2007 are as follows:

                                  BALANCE    COSTS CHARGED       BALANCE
                                 JUNE 2006     TO RESERVE    MARCH 30, 2007
                                 ---------   -------------   --------------
Legal and environmental            $749          $111             $638
                                   ----          ----             ----
                                   $749          $111             $638
                                   ====          ====             ====

The remaining legal and environmental costs are expected to extend over the next four years.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 30, 2007 COMPARED TO THE QUARTER ENDED MARCH 31, 2006

Our loss before income taxes, and our net loss, both increased in the third quarter of fiscal year 2007 as compared to the third quarter of fiscal year 2006. As described in more detail below, this was primarily due to decreased operating profit (which in turn was primarily due to higher raw material costs, some of which we were unable to pass along to our customers), a one-time $2.8 million gain on the sale of a facility in the fiscal 2006 period, an increase in our interest expense during the fiscal 2007 period, and higher unrealized gains on derivative transactions during the fiscal 2006 period compared with the fiscal 2007 period. Throughout this "First Three Months" discussion, references to "fiscal 2007," "the fiscal 2007 period," the "current period" and the like refer to the third quarter of fiscal year 2007, while references to "fiscal 2006," "the fiscal 2006 period," the "prior period" and like refer to the third quarter of fiscal year 2006.

Net sales increased to $211.7 million in the third quarter of fiscal 2007 from $194.6 million the same period last year, representing an 8.8% increase. Net sales in our Packaging Segment grew 12.9% to $108.4 million in the most recent period from $96.0 million in the comparable period of fiscal 2006 primarily due to higher selling prices which were up 14.5% on average. Volumes, measured in pounds, at our Packaging Segment declined 2.3% in the most recent quarter compared to the comparable period of last year. Net sales in our Tubing Products Segment increased 5.5% to $61.2 million in fiscal 2007 from $58.0 million in fiscal 2006 as volumes, measured in pounds, rose 7.4% and average prices remained flat compared to the previous year. Other net sales grew 3.7% to $42.1 million in fiscal 2007 compared to $40.6 million in the previous year due to higher sales volumes which increased 5.7% on average. Average prices for our Other Segment declined 2.4% in the most recent quarter compared to the previous year.

Our accruals for rebates, discounts and sales allowances decreased to $12.1 million or 5.7% of net sales in fiscal 2007 compared to $14.3 million or 7.3% of net sales in fiscal 2006. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operation which typically accounts for the majority of our rebates, discounts and sales allowances; as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold increased to $177.6 million in fiscal 2007 from $157.7 million in fiscal 2006 primarily reflecting generally higher raw material costs, particularly at our Packaging Segment. Expressed as a percentage of net sales, cost of goods sold increased to 83.9% in the current period compared to 81.0% in the prior period.

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

Gross profit, as a result of the above, decreased to $34.1 million in the current period compared to $36.9 million in the prior period. Expressed as a percentage of net sales, gross profit decreased to 16.1% in the third quarter of fiscal 2007 from 19.0% in comparable period of last year.

Our Packaging Segment gross profit decreased 5.1% to $24.0 million in fiscal 2007 from $25.3 million in fiscal 2006, primarily due to higher raw material costs, particularly at our food packaging operations which incurred a 6.8% increase in the average cost of their primary raw material, polystyrene, in the third quarter of fiscal 2007 compared to the comparable period of last year. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 22.1% in the current period from 26.3% in the previous period. Our Tubing Products Segment gross profit decreased $1.4 million to $8.2 million in fiscal 2007 from $9.6 million in fiscal 2006, largely due to start-up costs associated with our Chinese garden hose operations. Expressed as a percentage of net sales, our Tubing Products Segment gross profit decreased to 13.4% in the current period from 16.5% in the previous period. Other gross profit was flat at $2.0 million in both fiscal 2007 and 2006. Expressed as a percentage of net sales, other gross profit decreased to 4.7% in fiscal 2007 from 5.1% a year earlier.

Selling, general and administrative expenses increased slightly to $16.6 million in the most recent fiscal year from $16.1 million last year as we have added staff in our Legal, Finance and Internal Audit departments. Measured as a percent of net sales, selling, general and administrative expenses declined to 7.8% in the third quarter of fiscal 2007 from 8.3% in fiscal 2006.

Integration expenses decreased to $0.4 million or 0.2% of net sales in fiscal 2007 from $0.9 million or 0.5% of net sales in fiscal 2006. The decrease was related to both the elimination of charges associated with the closing of our Rockaway, New Jersey facility and consolidating its operations at our Clinton, Illinois and Clayton, North Carolina facilities, as well as lower costs associated with the integration of our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                   2007   2006
                   ----   ----
Elm Packaging
   Material        $0.2   $0.5

   Labor            0.1    0.1
   Overhead         0.1    0.1
Rockaway closing
   Material         0.0    0.0
   Labor            0.0    0.0
   Overhead         0.0    0.0
   SG&A             0.0    0.2
                   ----   ----
Total              $0.4   $0.9
                   ====   ====

We expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, decreased to $17.2 million in fiscal 2007 from $19.8 million in fiscal 2006. Expressed as a percentage of net sales, operating profit decreased to 8.1% in the most recent period from 10.2% in the comparable period of last year.

Our Packaging Segment operating profit decreased to $16.7 million (15.4% of net sales) in the current period compared to $17.8 million (18.5% of net sales) in the previous period. Our Tubing Products Segment reported operating profit of $4.7 million in fiscal 2007 compared to $6.5 million in fiscal 2006. Measured as a percent of net sales, our Tubing Segment operating profit decreased to 7.7% of net sales in the current period compared to 11.2% of net sales in the previous year. Our Other segment reported operating profit of $0.4 million or 1.0% of net sales in the third quarter of fiscal 2007 compared to $0.4 million or 0.9% of net sales in the comparable period of 2006.

Other income declined to $0.1 million in fiscal 2007 from $2.8 million in fiscal 2006. Other income in fiscal 2006 included a one-time $2.8 million gain on the sale of our Rockaway, NJ facility.

Interest expense increased to $27.8 million (13.1% of net sales) in fiscal 2007 from $26.2 million (13.5% of net sales) in fiscal 2006 due to higher average interest rates.

Unrealized loss on derivative transactions was $0.2 million or 0.1% of net sales in fiscal 2007 compared to $0.8 or 0.4% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of $10.3 million or 4.9% of net sales for fiscal 2007 compared to a loss of $2.8 million or 1.4% of net sales for fiscal 2006.

Income tax expense was $1.8 million for both fiscal 2007 and fiscal 2006, primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset.

Net loss, as a result, was a loss of $12.2 million for fiscal 2007 or 5.7% of net sales compared with a loss of $4.6 million for fiscal 2006 or 2.3% of net sales.

FIRST NINE MONTHS OF FISCAL 2007 COMPARED TO THE FIRST NINE MONTHS OF FISCAL
2006

Our loss before income taxes, and our net loss, both decreased in the first nine months of fiscal year 2007 as compared to the first nine months of fiscal year 2006. As described in more detail below, this was primarily due to increased operating profit (which in turn was primarily due to generally higher prices on our products), and a $46.0 million decrease in Selling, General and Administrative expenses (which in turn was primarily due to $35.1 million non-cash charge in the second quarter of our fiscal 2006 to write off goodwill associated with our garden hose operations). Throughout this "First Nine Months" discussion, references to "fiscal 2007," "the fiscal 2007 period," the "current period" and the like refer to the first nine months of fiscal year 2007, while references to "fiscal 2006," "the fiscal 2006 period," the "prior period" and like refer to the first nine months of fiscal year 2006.

Net sales increased to $539.8 million in the first nine months of fiscal 2007 from $509.7 million in the same period last year, representing a 5.9% increase. Net sales in our Packaging Segment grew 9.1% to $298.9 million in the most recent period from $274.0 million in the comparable period of fiscal 2006 due to higher selling prices which were up 10.5% on average. Volumes, measured in pounds, at our Packaging Segment were down 1.3%. Net sales in our Tubing Products Segment decreased 3.4% to $120.4 million in fiscal 2007 from $124.7 million in fiscal 2006 due to lower volumes, measured in pounds, which were off 12.1%. Average prices for our Tubing Segment's products were up 9.9% in the first nine months of fiscal 2007 compared to the same period of last year. Other net sales grew 8.5% to $120.5 million in fiscal 2007 compared to $111.0 million in the previous year due to higher selling prices which were up 29.7% on average. Volumes, measured in pounds, at our Other Segment were down 36.9% in fiscal 2007 compared to fiscal 2006.

Our accruals for rebates, discounts and sales allowances decreased to $31.0 million or 5.7% of net sales in fiscal 2007 compared to $39.5 million or 7.7% of net sales in fiscal 2006. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operations which typically accounts for the majority of our rebates, discounts and sales allowances; as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold increased to $452.6 million in fiscal 2007 from $431.8 million in fiscal 2006. Expressed as a percentage of net sales, cost of goods sold decreased to 83.8% in the current period compared to 84.7% in the prior period, primarily due to generally higher price on our products.

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

Gross profit, as a result of the above, increased to $87.2 million in the current period compared to $77.9 million in the prior period. Expressed as a percentage of net sales, gross profit increased to 16.2% in the first nine months of fiscal 2007 from 15.3% in comparable period of last year.

Our Packaging Segment gross profit increased 4.7% to $71.6 million in fiscal 2007 from $68.4 million in fiscal 2006. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 23.9% in the current period from 25.0% in the prior period. Our Tubing Products Segment gross profit increased to $9.4 million in fiscal 2007 from $3.4 million in fiscal 2006. Expressed as a percentage of net sales, our Tubing Products Segment gross profit increased to 7.8% in the current period from 2.7% in the previous period. Other gross profit increased to $6.3 million in fiscal 2007 from $6.1 million in fiscal 2006. Expressed as a percentage of net sales, Other gross profit decreased to 5.2% in fiscal 2007 from 5.5% in fiscal 2006.

Selling, general and administrative expenses decreased to $46.0 million in the most recent fiscal year from $80.3 million last year, due to the inclusion of a $35.1 million non-cash charge in our second quarter of fiscal 2006 to write off goodwill associated with our garden hose operations. Measured as a percentage of net sales, selling, general and administrative expenses decreased to 8.5% in the current period from 15.7% in the previous period.

Integration expenses decreased to $1.7 million or 0.3% of net sales in fiscal 2007 from $4.3 million or 0.9% of net sales in fiscal 2006. The decrease was related to both the elimination of charges associated with the closing of our Rockaway, New Jersey facility and consolidating its operations at our Clinton, Illinois and Clayton, North Carolina facilities, as well as lower costs associated with the integration of our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                   2007   2006
                   ----   ----
Elm Packaging
   Material        $1.1   $2.4
   Labor            0.3    0.8
   Overhead         0.3    0.9
Rockaway closing
   Material         0.0    0.0
   Labor            0.0    0.0
   Overhead         0.0    0.0
   SG&A             0.0    0.2
                   ----   ----
Total              $1.7   $4.3
                   ====   ====

We expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits.

Operating profit, as a result of the above, increased to $39.4 million in fiscal 2007 from a loss of ($6.7) million in fiscal 2006. Expressed as a percentage of net sales, operating profit improved to 7.3% in the most recent period from (1.3%) in the comparable period of last year.

Our Packaging Segment operating profit increased 10.8% to $50.3 million (16.8% of net sales) in the current period compared to $45.4 million (16.6% of net sales) in the previous period. Our Tubing Products Segment reported an operating profit of $0.1 million or (0.1%) of net sales in the current period compared to a loss of $40.3 million or (32.3%) of net sales in the previous year. Fiscal 2006 included an operating loss of $35.1 million for a non-cash charge to write-off goodwill associated with our garden hose operations. Other operating profit improved to $1.6 million or 1.3% of net sales in the current period compared to $1.2 million or 1.1% of net sales in the previous period.

Interest expense decreased to $77.8 million or 14.4% of net sales in fiscal 2007 from $78.7 million or 15.4% of net sales in fiscal 2006.

Unrealized loss on derivative transactions was $0.1 million or 0.0% of net sales in fiscal 2007 compared to a gain of $3.3 or 0.7% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

Loss before income taxes, as a result, was a loss of $38.7 million or 7.2% of net sales for fiscal 2007 compared to a loss of $79.4 million or 15.6% of net sales for fiscal 2006.

Income tax expense was $4.0 million for both fiscal 2007 and 2006, primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset.

Net loss, as a result, was a loss of $42.7 million for fiscal 2007 or 7.9% of net sales compared with a loss of $83.4 million for fiscal 2006 or 16.4% of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 30, 2007, net cash used in operating activities was $4.0 million compared to $15.3 million in the first nine months of the prior year. The $11.3 million improvement was primarily due to reduction in operating losses. Other various year-over-year changes in operating assets, accrued expenses (including interest expense) and liabilities are generally due to offsetting timing differences.

As of May 11, 2007, we had $57.0 million of drawn borrowings under our $75 million asset backed credit facility. In addition, we had $9.3 million of outstanding letters of credit to support our workmen's compensation insurance program.

In May 2007, we monetized our Belgium accounts receivable for net proceeds of approximately $8.0 million through a factoring agreement. We anticipate replicating this transaction with our other European accounts receivable and expect to generate an incremental $6.0 million of cash.

Working capital at March 30, 2007 was $202.1 million compared to $215.4 million at June 30, 2006. The $13.3 million decrease was primarily due to operating losses.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the nine months ended March 30, 2007 and March 31, 2006 were $16.1 million and $13.1 million, respectively. We believe our current cash balances, cash generated from operations plus funds available under our asset backed facility will be sufficient to meet our needs and to provide us with the flexibility to make some capital expenditures and other investments which we believe are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. As of March 30, 2007, the notional amount of the swaps is approximately $172.0 million.

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

We recorded an unrealized gain from derivative transactions of $0.2 million and $0.8 million in the third quarters of fiscal 2007 and 2006, respectively. We recorded a total of unrealized losses from derivative transactions of $0.1 million in the first nine months of fiscal 2007 and a gain of $3.3 million in the nine months of fiscal 2006.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of March 30, 2007. Given the material weakness noted above, the Company's Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of that date. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company plans to continue to improve and refine its internal controls over the next 12 months.

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

Item 1A. Risk Factors. None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Securities Holders. Not applicable

Item 5. Other Information.

EMPLOYMENT AGREEMENTS

     Dr. F. Patrick Smith, the Company's Chairman and Chief Executive Officer, is employed pursuant to a Second Amended and Restated Employment Agreement (the "Agreement") dated May 13, 2005 by and between him and the Company, which was included as Exhibit 10.1 to our Form 8-K filed on May 19, 2005. Under the Agreement, Dr. Smith's employment term was to end on May 13, 2007. On May 10, 2007, the employment term was extended through July 13, 2007. As of the date of this filing, Dr. Smith and the Chair of the Compensation Committee of the Board of Directors are engaged in negotiations regarding Dr. Smith's employment.

Item 6. Exhibits

10.2.1 Extension of Employment Agreement for Dr. F. Patrick Smith dated May 10, 2007.

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

May 14, 2007


By: /s/ F. Patrick Smith
    ---------------------------------
    F. Patrick Smith Chairman of the
    Board and Chief Executive Officer


By: /s/ James E. Condon
    ---------------------------------
    James E. Condon Vice President
    and Chief Financial Officer