Form 10-K
period 2007-06-29
TEKNI PLEX INC
filed 2007-09-28
CIK 1039542

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------

                                    FORM 10-K

(Mark One)
    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED JUNE 29, 2007

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO


                        COMMISSION FILE NUMBER 333-28157


                                  ------------

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

     Large accelerated filer [ ]     Accelerated filer [ ]     Non-accelerated
                                    filer [X]

     Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes [ ]     No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

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

DESCRIPTION OF SEGMENTS

     See footnote 14 of our June 29, 2007 audited consolidated financial statements.

DESCRIPTION OF BUSINESS

     We are a global, diversified manufacturer of packaging, packaging products and materials as well as tubing products. We primarily serve the food, healthcare and consumer markets. We have built leadership positions in our core markets, and focus on vertically integrated production of highly specialized products. We have operations in the United States, Europe, China, Argentina and Canada. We believe that our end market and product line diversity has the effect of reducing overall risk related to any single product or customer. Our operations are aligned under two business segments: Packaging and Tubing Products. Products that do not fit in either of these two segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. Representative product lines in each of our business segments are listed below:

                                BUSINESS SEGMENT

PACKAGING                                                  TUBING PRODUCTS
---------                                                  ---------------
-- Foam egg cartons                                 -- Garden and irrigation hose
-- Pharmaceutical blister films                     -- Medical tubing
-- Poultry and meat processor trays                 -- Aeration hose
-- Closure liners
-- Aerosol and pump packaging components
-- Foam plates

COMPETITIVE STRENGTHS

     We believe that our competitive strengths include:

     - Strong market positions in core businesses. We have a strong market presence in the United States in our core product lines. The following table shows what we believe to be our market position in the U.S. in our primary product lines:

                             PRODUCT MARKET POSITION

Vinyl medical device materials.....................................   1
Vinyl medical tubing...............................................   1
Laminated, clear, high barrier pharmaceutical blister packaging....   1
Multi-layered co-extruded and laminated closure liners.............   1
Garden and irrigation hose.........................................   1
Precision tubing and gaskets for aerosol packaging.................   1
Egg cartons........................................................   1
Foam processor trays...............................................   2


     - Significant barriers to entry. We believe there are significant barriers to entry to our packaging and tubing products businesses. In our pharmaceutical packaging business, we believe that pharmaceutical companies are generally reluctant to change or substitute packaging once a new drug offering has gained FDA approval. In our food packaging businesses, we believe that high capital costs and high technical competence required for manufacturing processes create barriers to entry. In our medical tubing and garden hose business, we utilize proprietary formulations and are a market leader with technologically advanced processes that cannot be readily replicated.

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

EMPLOYEES

     We have approximately 3,200 employees. Approximately one quarter of our employees are represented by labor unions; we believe our labor relations with those unions are satisfactory.

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

     - Growth through international expansion. We believe that there is significant opportunity to expand our international sales, which currently represent approximately 13.6% of our total revenues. At present, we have manufacturing operations with attached sales offices in Europe, China, Canada and Argentina. We have sales representatives on six continents. We believe that our growing international presence, which is a combination of our own regional manufacturing and sales forces and independent sales representatives, will continue to generate opportunities to increase our sales.

PACKAGING SEGMENT

     The Packaging segment of our business had revenues of $405.4 million (52.4% of total revenues) for the year ended June 29, 2007 and $374.1 million (50.4% of total revenues) for the year ended June 30, 2006. Further details of the major markets served by this segment are given below:

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

TUBING SEGMENT

     The Tubing Products segment of our business had revenues of $205.6 million (26.6% of total revenues) for the year ended June 29, 2007 and $215.8 million (29.1% of total revenues) for the year ended June 30, 2006. Further details of the major markets served by this segment are given below:

GARDEN AND IRRIGATION HOSE PRODUCTS

     We believe that we are the leading producer of garden hose in North America. We have produced garden hose products for over fifty years, and produce its primary components internally, including proprietary material formulations and brass couplings. Innovations have included our Pressure Master(R) and Kink Free(R) product lines which utilize our DuraFlow(R) technology as well as our Colorite(R) Evenflow(R) design. We also manufacture specialty hose products such as air hose, aeration hose and irrigator ("soaker") hose.

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

     Our profitability will likely decline if raw material prices increase and we are unable to pass these price increases on to our customers, employ successful hedging strategies, enter into supply contracts at favorable prices or buy on the spot market at favorable prices. Our products are manufactured from commodity petrochemicals that are readily available in bulk quantities from numerous large, vertically integrated chemical companies. We currently purchase each principal raw material from a few of the top suppliers. Prices for our raw materials have fluctuated in the past and likely will continue to do so in the future. Historically, we have been able to pass on substantially all of the price increases in raw materials to our customers on a timely basis, although in the case of most of our garden hose products we are usually not able to do so until the following season because prices are typically set annually. While we have not guaranteed prices for our garden hose product for the 2007 selling season, we cannot assure you that we will be able to pass on raw material price increases in the future.

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

     The market for our garden and irrigation hose products is highly seasonal, with a majority of our sales occurring in spring and early summer. As a result of the need to build up inventories in anticipation of such sales, our working capital requirements peak in the spring. In addition, this seasonality has a significant impact on our net income and liquidity from quarter to quarter. To the extent such sales peak later in any fiscal year compared to other fiscal years, as a result of weather or other factors, cash flows may not be comparable on an interim period basis. In addition, the market for our garden and irrigation hose products is impacted by adverse weather conditions.

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

  OUR LIQUIDITY WILL DEPEND ON OUR ABILITY TO EXECUTE OUR BUSINESS PLAN AND HAVE A POSITIVE CASH FLOW.

     Significant increases in raw material costs and soft demand in our garden hose business brought about by unfavorable weather conditions have negatively impacted our financial performance. As a result, our liquidity position as of June 29, 2007 was constrained. We have developed a business plan aimed at improving our profitability and restoring positive cash flow. However, we cannot assure you that we will be able to execute our business plan, reduce costs or increase prices. If we are unable to execute our business plan, our liquidity position may be constrained again in the future and we cannot assure you that we will have access to additional debt or equity financing.

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

  IF WE WERE REQUIRED TO WRITE DOWN ALL OR PART OF OUR GOODWILL, OUR NET LOSS AND NET DEFICIT COULD INCREASE.

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

  COMPLIANCE WITH ENVIRONMENTAL AND HEALTH AND SAFETY LAWS AND REGULATIONS COULD IMPOSE SUBSTANTIAL COSTS UPON US.

     Our facilities, operations, and properties are subject to federal, foreign, provincial, state and local environmental and health and safety laws and regulations. These laws and regulations are complex, change frequently and they and the enforcement of them against our industry have tended to become more stringent over time. We are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters and have in the past and will continue to incur capital costs and other expenditures relating to these matters. While we have budgeted for future capital and operating expenditures to maintain compliance with environmental and health and safety laws and regulations, these laws and regulations may change or become more stringent in the future. Failures to comply with these laws and regulations or more stringent enforcement of them could result in fines, other sanctions or could require changes in our product formulation or labeling.

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

     Item 3 contains additional information of our known environmental liabilities.

  A SIGNIFICANT PORTION OF OUR WORKFORCE IS UNIONIZED AND UNSATISFACTORY RELATIONS WITH OUR WORKFORCE, INCLUDING WORK STOPPAGES, COULD DISRUPT OUR PRODUCTION AND HARM OUR BUSINESS.

     As of September 1, 2007, we had approximately 3,200 employees, of whom approximately one quarter were represented by labor unions under various collective bargaining agreements. We have had one labor strike in the United States in our history, which occurred at our Ridgefield, NJ plant in August 2003. Although we consider our current relations with these unions to be generally good, if we do not maintain these good relations, if we cannot negotiate the collective bargaining agreements on favorable terms or if a major work disruption event were to occur, it could harm our business.

  OUR DISCLOSURE CONTROLS AND PROCEDURES ARE NOT EFFECTIVE.

     In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended June 29, 2007, the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "material weakness", as defined under standards established by the Public Company Accounting Oversight Board:

     - Lack of quantity of staff in order to maintain proper supervision and ensure the accuracy of detailed financial analyses.

     We agree with this assessment.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2.  FACILITIES

     The Company believes that its facilities are suitable for their purposes and have sufficient productive capacity for its current and foreseeable operational and administrative needs. Set forth below is a list and brief description of all the Company's offices and facilities, 19 which are owned and 33 are leased. The lease on the Piscataway, New Jersey facility will not be renewed.

                                                                            APPROXIMATE
LOCATION                                        PRIMARY FUNCTION            SQUARE FEET
--------                               ----------------------------------   -----------
Belfast, Northern Ireland............  Manufacturing                           47,580
Blauvelt, New York(8)................  Manufacturing, Warehouse & Office       56,431
Burlington, New Jersey...............  Manufacturing                          124,000
Bucyrus, Ohio........................  Manufacturing                          587,649
Cambridge, Ontario, Canada...........  Manufacturing and Warehouse             25,000
City of Industry, California(4)......  Manufacturing, Warehouse, & Office     110,000
Clayton, North Carolina..............  Manufacturing, Warehouse, & Office      99,665
Clinton, Illinois....................  Manufacturing, Warehouse, & Office      69,000
Clinton, Illinois(6).................  Warehouse                               40,000
Coppell, Texas(6)....................  Executive Offices                        3,125
Dallas, Texas........................  Manufacturing                          139,227
Dallas, Texas(3).....................  Warehouse                               10,759
Decatur, Indiana.....................  Manufacturing                          187,000
Decatur, Indiana(1)..................  Warehouse                                3,750
East Farmingdale, New York(1)........  Warehouse                                1,000
East Farmingdale, New York(1)........  Warehouse                                5,000

                                                                            APPROXIMATE
LOCATION                                        PRIMARY FUNCTION            SQUARE FEET
--------                               ----------------------------------   -----------
East Farmingdale, New York(4)........  Manufacturing & Warehouse               56,556
East Farmingdale, New York(4)........  Warehouse                               11,000
Erembodegem (Aalst), Belgium.........  Manufacturing                          125,667
Erembodegem (Aalst), Belgium(9)......  Manufacturing & Office                  64,658
Flemington, New Jersey...............  Manufacturing                          145,000
Fullerton, California(3).............  Warehouse                               64,000
Fullerton, California(8).............  Manufacturing and Warehouse             60,000
Harrison, New Jersey(7)..............  Warehouse                              135,501
Lawrenceville, Georgia...............  Manufacturing                          150,000
Lawrenceville, Georgia(4)............  Warehouse                               13,000
McKenzie, Tennessee..................  Manufacturing and Warehouse             60,000
Memphis, Tennessee(3)................  Manufacturing and Warehouse            100,000
Memphis, Tennessee(3)................  Warehouse                               50,000
Milan (Gaggiano), Italy(4)...........  Warehouse & Office                      21,913
Milan (Gaggiano), Italy(7)...........  Warehouse                               19,591
Milan (Gaggiano), Italy..............  Manufacturing                           14,900
Milan (Gaggiano), Italy..............  Manufacturing                           25,800
Milan (Rosate), Italy(3).............  Manufacturing, Warehouse & Office       44,096
Mississauga, Ontario, Canada(5)......  Warehouse                               46,000
Mississauga, Ontario, Canada(5)......  Manufacturing                          111,570
Piscataway, New Jersey(2)............  Manufacturing                          155,000
Ridgefield, New Jersey...............  Manufacturing                          330,000
Schaumburg, Illinois(11).............  Manufacturing and Warehouse             97,000
Schiller Park, Illinois..............  Manufacturing                           15,232
Shelby, Ohio(4)......................  Warehouse                              350,000
Somerville, New Jersey...............  Manufacturing                          172,000
Sparks, Nevada(7)....................  Manufacturing                          448,000
Suzhou, China(2).....................  Manufacturing & Warehouse              113,021
Tonawanda, New York(7)...............  Manufacturing                           49,960
Troy, Ohio(3)........................  Manufacturing and Warehouse            200,000
Tustin, California(1)................  Sales Office                               414
Waco, Texas..........................  Manufacturing                          104,600
Wenatchee, Washington................  Manufacturing                           97,000
Wenatchee, Washington(3).............  Warehouse                               26,200
Wenatchee, Washington(1).............  Warehouse                                9,000
Wenatchee, Washington(1).............  Warehouse                                9,000


       (Years relate to calendar years)

--------

    (1) Leased on a month-to-month basis.

    (2) Lease expires in December 31, 2007.

    (3) Lease expires in 2008.

    (4) Lease expires in 2009.

    (5) Lease expires in 2010.

    (6) Lease expires in 2011.

    (7) Lease expires in 2012.

    (8) Lease expires in 2013.

    (9) Lease expires in 2014.

   (10) Lease expires in 2015.

   (11) Lease expires in 2029.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to various legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position.

     We previously reported, in January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.2 million at current exchange rates, have been fully accrued for in fiscal 2006.

     We are subject to environmental laws requiring the investigation and cleanup of environmental contamination. In addition to remediation being undertaken by third parties at a limited number of our locations, we are currently remediating contamination resulting from past industrial activity at two of our New Jersey facilities which we acquired from PureTec in 1998. This remediation is being conducted pursuant to the requirements of New Jersey's Industrial Site Recovery Act which were triggered by the 1998 PureTec transaction. If any other events were to occur in the future that would be deemed to have effected a "change of control" of any of our New Jersey facilities as defined under New Jersey's Industrial Site Recovery Act, we would be required to take additional actions to comply with such statute, including possibly additional investigations and remediation. We also are conducting remediation at a formerly-owned New Jersey facility under a voluntary cleanup agreement with the state.

     We recently voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, OH facility. We have installed additional pollution controls at this facility and we are currently in compliance with our air permit. We may also be required to pay a fine, but we cannot predict whether such a fine will be imposed, or if so, in what amount.

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

     As of June 29, 2007 we had a $1.4 million reserve in our financial statements to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $500,000 and the reserves described in Note 3 related to our Elm and Swan acquisitions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                             YEAR ENDED
                                      --------------------------------------------------------
                                      JUNE 27,    JULY 2,     JULY 1,     JUNE 30,    JUNE 29,
                                        2003        2004        2005        2006        2007
                                      --------   ---------   ---------   ---------   ---------
STATEMENT OF OPERATIONS DATA:
Net sales...........................  $610,663   $ 635,642   $ 695,524   $ 742,683   $ 773,337
Cost of goods sold..................   459,981     530,372     600,170     621,983     656,150
Gross profit........................   150,682     105,270      95,354     120,700     117,187
Integration expense.................    11,164       7,775      10,478       5,250       1,715
Selling, general and administrative
  expenses(c).......................    61,600      69,159      60,690      96,490      64,469
Income from operations..............    77,918      28,336      24,186      18,960      51,003
Interest expense, net(a)............    71,266      84,451      89,899     104,831     104,468
Unrealized loss (gain) on derivative
  contracts.........................     1,997     (10,654)     (8,287)     (3,800)       (243)
Other expense (income)..............      (531)        605      (2,194)     (2,737)      2,307
Pre-tax income (loss)...............     5,186     (46,066)    (55,232)    (79,334)    (55,529)
Income tax provision (benefit)......     2,306      11,121      26,247       4,977       5,785
                                      --------   ---------   ---------   ---------   ---------
Net income (loss)...................  $  2,880   $ (57,187)  $ (81,479)  $ (84,311)  $ (61,314)
                                      ========   =========   =========   =========   =========
BALANCE SHEET DATA (AT YEAR END):
Working capital.....................  $248,372   $ 225,857   $ 200,818   $ 215,415   $ 183,519
Total assets........................   783,471     743,663     691,695     663,355     639,293
Total debt (including current
  portion and preferred stock)......   729,484     734,007     800,517     849,621     873,294
Stockholders' (deficit).............   (66,104)   (105,054)   (213,327)   (288,931)   (347,627)
OTHER FINANCIAL DATA:
Depreciation and amortization.......  $ 28,342   $  32,304   $  32,653   $  31,996   $  29,014
Goodwill impairment(c)..............        --      10,000          --      35,131          --
Capital expenditures................    32,232      29,472      18,246      19,082      21,544
Cash flows:
From (used in) operating
  activities........................    15,029      (7,364)    (24,461)    (11,199)     14,188
(Used in) investing activities......   (49,994)    (34,126)    (19,000)    (18,874)    (24,180)
From financing activities...........    54,203      23,513      32,272      32,598      11,860
                                      --------   ---------   ---------   ---------   ---------



--------

(a) Interest expense included a reduction in deferred financing costs of $1,400 and $5,000 in fiscal years 2005 and 2004 respectively. Interest expense includes $11,538 and $15,288 non-cash, preferred stock accretion in fiscal 2007 and 2006, respectively.

(b) Income tax provision contains an increase in the valuation allowance of deferred tax assets of $23.1 million and $7.0 million in 2005 and 2004, respectively.

(c) In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment in greater detail, evaluating each line of business within this segment separately. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, eliminating much of its fixed costs, to reflect our reduced market position. As a result of impairment tests being performed at the end of fiscal 2007, 2006 and 2005, the Company did not record an impairment charge. In fiscal 2004, an impairment charge of $10.0 million associated with its specialty resins operations was recorded.

(d) The fourth quarter of fiscal 2007 includes certain fourth quarter adjustments, including the following:

     (1) $1.1 million reduction in inventory to correct a misstated inventory count at our Action Technology unit in Clinton, IL.

     (2) $2.8 million increase in fixed assets to correct excess depreciation charged in prior years.

(e) The first quarter of fiscal 2007 included a $2.4 million reduction in interest expense due to a change in the methodology used to accrete our preferred stock to its mandatory redemption value from the straight-line method to the effective interest method.

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

                         SELECTED FINANCIAL INFORMATION
                            (PERCENTAGE OF NET SALES)

                                                      JULY 1,   JUNE 30,   JUNE 29,
                                                        2005      2006       2007
                                                      -------   --------   --------
Net sales...........................................   100.0%     100.0%     100.0%
Cost of sales.......................................    86.3       83.7       84.8
Gross profit........................................    13.7       16.3       15.2
Integration expense.................................     1.5        0.7        0.2
Selling, general and administrative expenses........     8.7       13.0        8.3
Income from operations..............................     3.5        2.6        6.6
Interest expense....................................    12.9       14.1       13.5
Provision for income taxes..........................     3.8        0.7        0.7
Net (loss)..........................................   (11.7)     (11.4)      (7.9)
Depreciation and amortization.......................     4.7        4.3        3.8


YEAR ENDED JUNE 29, 2007 COMPARED TO THE YEAR ENDED JUNE 30, 2006

     Tekni-Plex faced a number of challenges during fiscal 2007. Adverse weather conditions resulted in a 12.7% decline in our garden hose sales volumes as measured in pounds sold. Higher raw material costs that we did not pass onto our customers negatively affected our operations, particularly our garden hose and egg packaging operations. During fiscal 2007 we closed our Piscataway, New Jersey compounding facility and consolidated those operations into our Ridgefield, New Jersey compounding business. We also exited vinyl garden hose production at our Bucyrus, Ohio location, and we began production at our new packaging and tubing facility in China.

     Net sales increased to $773.3 million in fiscal 2007 from $742.7 million the same period last year, representing a 4.1% increase. Net sales in our Packaging Segment grew 8.4% to $405.4 million in the most recent period from $374.1 million in fiscal 2006 due to higher selling prices which increased approximately 10.0% on average. Our Packaging Segment sales volume, measured in pounds, declined approximately 1.3% in fiscal 2007. Net sales at our Tubing Products Segment decreased 4.7% to $205.6 million in fiscal 2007 from $215.8 million in fiscal 2006 due to weak demand for our garden hose products. The average price of our Tubing Segment product increased 8.9% in fiscal 2007, while our sales volume, measured in pounds, declined 12.4%. Other net sales grew 6.2% to $162.3 million in fiscal 2007 compared to $152.8 million in the previous year due to higher sales volumes which rose 5.4%. Average prices at our Other Segment was flat.

     Rebates, discounts and sales allowances totaled to $47.7 million or 6.2% of net sales in fiscal 2007 compared to $57.3 million or 7.7% of net sales in fiscal 2006. The decrease was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant years.

     Cost of goods sold increased to $656.2 million in fiscal 2007 from $622.0 million in fiscal 2006 primarily due to higher raw material costs. During fiscal 2007, our material cost as a percent of net sales increased

2.4 percentage points compared to the previous year. Expressed as a percentage of net sales, cost of goods sold increased to 84.8% in the current period compared to 83.7% in the prior period

     Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Typically, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. In fiscal 2007, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 3.5% and 17.6% respectively. To mitigate the potential impact of continued increases in the cost of our raw materials and in contrast to previous years, we no longer guarantee garden hose pricing.

     During most of fiscal 2007 we did not pass on higher raw material costs to many of our food packaging customers. The primary raw material for our food packaging operations is polystyrene the cost of which increased by 22.3% during fiscal 2007.

     Gross profit, as a result of the above, decreased to $117.2 million in the current period compared to $120.7 million in the prior period. Expressed as a percentage of net sales, gross profit decreased to 15.2% in fiscal 2007 from 16.3% last year.

     Our Packaging Segment gross profit increased modestly to $93.9 million in fiscal 2007 from $93.7 million in fiscal 2006. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 23.2% in the current period from 25.1% in the previous period primarily due to higher raw material costs at our food packaging operations.

     Our Tubing Products Segment gross profit increased slightly to $17.4 million in fiscal 2007 from $16.8 million in fiscal 2006 as improved pricing was offset by both weaker demand and higher raw material costs. Expressed as a percentage of net sales, our Tubing Products Segment gross profit improved to 8.4% in the current period from 7.8% in the previous period.

     Other gross profit decreased to $6.0 million in fiscal 2007 from $10.1 million in fiscal 2006 primarily due to weak demand for our specialty resins products and higher VCM costs. Expressed as a percentage of net sales, other gross profit declined to 3.7% in fiscal 2007 from 6.6% a year earlier.

     Selling, general and administrative expenses decreased to $64.5 million in the most recent fiscal year from $96.5 million last year largely due to the inclusion of a $35.1 million non-cash charge in fiscal 2006 to write off goodwill associated with our garden hose operations. Measured as a percentage of net sales, selling, general and administrative expenses decreased to 8.3% in the current period from 13.0% in the previous period.

     Integration expenses decreased to $1.7 million, or 0.2% of net sales in fiscal 2007 from $5.3 million, or 0.7% of net sales in fiscal 2006. The decrease was largely related to the fact that we completed the closing of our Rockaway facility early in fiscal 2007 and we incurred lower costs associated with the integration of our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following measured in millions:

                                                               2007   2006
                                                               ----   ----
Elm Packaging
  Material...................................................  $1.1   $2.6
  Labor......................................................   0.3    0.8
  Overhead...................................................   0.3    1.6
Rockaway closing
  SG&A.......................................................    --    0.3
                                                               ----   ----
Total........................................................  $1.7   $5.3
                                                               ====   ====



     We expect the reconfiguring and realignment of our Elm facilities to result in significant cost reductions as well as enable us to produce higher value added products; however, we cannot currently quantify these benefits. We do not expect to report integration expenses in fiscal 2008.

     Operating profit, as a result of the above, increased to $51.0 million in fiscal 2007 from $19.0 million in fiscal 2006. Expressed as a percentage of net sales, operating profit increased to 6.6% in the most recent period from 2.6% in the comparable period of last year.

     Our Packaging Segment operating profit increased to $66.3 million or 16.4% of net sales in the current period compared to $63.6 million or 17.0% of net sales in the previous period. Our Tubing Products Segment reported an operating profit of $4.6 million in fiscal 2007 compared to an operating loss of ($30.5) million in fiscal 2006. Measured as a percent of net sales, our Tubing Segment operating loss improved to 2.2% of net sales in the current period compared to (14.2%) of net sales in the previous year. The 2006 period included a $35.1 million non-cash charge to write-off goodwill associated with our garden hose operations. Our Tubing Segment reported $4.6 million of operating profit before goodwill impairment in fiscal 2006. Our Other segment reported a ($1.0) million or (0.6%) of net sales operating loss in fiscal 2007 compared to a profit of $3.0 million or 2.0% of net sales in the comparable period of 2006.

     Interest expense decreased modestly to $104.5 million (13.5% of net sales) in fiscal 2007 from $104.8 million (14.1% of net sales) in fiscal 2006. Our interest expense included $11.5 million of non-cash interest expense associated with our Series A Redeemable preferred stock in fiscal 2007 reflecting its accretion to its mandatory redemption amount. In fiscal 2006 the accretion on our preferred stock included in interest expense totaled $15.2 million

     Unrealized gain on derivative transactions was $0.2 million or 0.0% of net sales in fiscal 2007 compared to $3.8 million or 0.5% of net sales in the previous year due to the various movements of the interest rates embedded in our derivative contracts. See the Liquidity and Capital Resources discussion below for a detailed description of our derivative transactions.

     Loss before income taxes, as a result, was a loss of ($55.5) million or (7.2%) of net sales for fiscal 2007 compared to a loss of ($79.3) million or (10.7%) of net sales for fiscal 2006.

     Income tax expense was $5.8 million for fiscal 2007 compared to $5.0 million for fiscal 2006 primarily reflecting foreign taxes as we continued to fully reserve against our deferred tax asset.

     Net loss, as a result, was a loss of ($61.3) million for fiscal 2007 or (7.9%) of net sales compared with a loss of ($84.3) million for fiscal 2006 or (11.4%) of net sales.

YEAR ENDED JUNE 30, 2006 COMPARED TO THE YEAR ENDED JULY 1, 2005

     Net sales increased to $742.7 million in fiscal 2006 from $695.5 million the same period last year, representing a 6.8% increase. Net sales in our Packaging Segment grew 7.3% to $374.1 million in the most recent period from $348.7 million in fiscal 2005 primarily due to higher selling prices. Net sales in our Tubing Products Segment increased 1.3% to $215.8 million in fiscal 2006 from $213.1 million in fiscal 2005 due to significant price increases, in excess of 10% on average, that went into effect midway through 2006 fiscal year for our garden hose products. These price increases were largely offset by lower sales volumes due to lost market share, in excess of 10 percentage points, at our garden hose operations. Other net sales grew 14.2% to $152.8 million in fiscal 2006 compared to $133.8 million in the previous year due to higher selling prices which rose 16.8% on average, offset by lower volumes which declined by approximately 2.4%.

     Rebates, discounts and sales allowances totaled to $57.3 million or 7.7% of net sales in fiscal 2006 compared to $43.0 million or 6.2% of net sales in fiscal 2005. The increase was due to changes in our sales programs as well as changes in the volumes purchased by each of our customers during the relevant years.

     Cost of goods sold increased to $622.0 million in fiscal 2006 from $600.2 million in fiscal 2005 due to higher energy, labor and freight costs. Despite generally higher prices for our raw materials, our material cost decreased a modest 0.3% in fiscal 2006 compared to fiscal 2005. Lower material costs resulted from both lower garden hose volumes due to lost market share and improved material utilization rates. Expressed as a percentage of net sales, cost of goods sold decreased to 83.7% in the current period compared to 86.3% in the prior period

     Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. In general, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. In fiscal 2006, the two primary raw materials for our garden hose business, PVC and plasticizers, rose an average of 12.4% and 18.3% respectively. Price increases on our garden hose products that generally went into effect in January 2006 coupled with cost reduction initiatives and product mix improvements more than offset this increase in raw material costs. To further mitigate the potential impact of continued increases in the cost of our raw materials and in contrast to previous years, we did not guarantee garden hose pricing for the 2006 selling season.

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

                                                              2006    2005
                                                              ----   -----
Elm Packaging
  Material..................................................  $2.6   $ 3.8
  Labor.....................................................   0.8     1.5
  Overhead..................................................   1.6     2.5
Rockaway closing
  Material..................................................   0.0     1.5
  Labor.....................................................   0.0     0.1
  Overhead..................................................   0.0     0.9
  SG&A......................................................   0.3     0.2
                                                              ----   -----
Total.......................................................  $5.3   $10.5
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

     Our Packaging Segment operating profit increased 29.9% to $63.6 million (17.0% of net sales) in the current period compared to $49.0 million (14.0% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($30.5) million in fiscal 2006 compared to an operating loss of $6.5 million in fiscal 2005. Measured as a percent of net sales, our Tubing Segment operating loss decreased to (14.2%) of net sales in the current period compared to (3.0%) of net sales in the previous year. The 2006 period included a $35.1 million non-cash charge to write-off goodwill associated with our garden hose operations. Our Tubing Segment reported $4.6 million of operating profit before goodwill impaiment in fiscal 2006. Our Other segment reported a $3.0 million or 2.0% of net sales operating profit in fiscal 2006 compared to a loss of ($1.2) million or (0.9%) of net sales in the comparable period of 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended June 29, 2007, net cash provided from operating activities was $14.2 million compared to $11.2 million of cash used in operating activities in the prior year. The $25.4 million improvement was primarily due to improved earnings. In addition, we lowered our working capital requirements, largely by selling our European accounts receivable to a third party. Beginning with the 2006 selling season, we have discontinued the practice of guaranteeing garden hose prices for the entire season. While we believe raw material costs may continue to rise in fiscal 2008, we also believe the prices we have secured to date for our garden hose products should continue to improve this unit's profitability. Furthermore, we believe that, subject to prevailing competitive pressures, we will generally be able to pass on future increases in raw material costs to primarily all of our customers, including our garden hose customers, albeit with a lag of one to three months. However, we can give you no assurance to that effect.

     Improved earnings, decreases in our accounts receivable and inventories and increases in our accounts payable all contributed to our improvement in cash generated from operations in fiscal 2007. Other various year-over-year changes in operating assets, accrued expenses, and liabilities are generally due to offsetting timing differences.

     As of September 25, 2007, we had an outstanding balance of $41.0 million under our $75.0 million asset backed credit facility. Also as of September 25, 2007 availability under this facility was reduced by $10.8 million of letters of credit related to our workmen's compensation insurance programs.

     Working capital at June 29, 2007 was $183.5 million compared to $215.4 million at June 30, 2006. The decrease was primarily caused by an increase in net borrowings under our asset backed credit facility offset by operating losses.

     Our principal uses of cash are expected to be debt service, capital expenditures and working capital requirements. Our capital expenditures for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 were $21.5 million and $19.1 million and $18.2 million, respectively. Management believes that we will be able to pass along expected higher raw material costs to our garden hose customers during fiscal 2008 and consequently, cash generated from operations plus funds available in the Company's asset backed facility will be sufficient to meet its needs and to provide it with the flexibility to make capital expenditures, which are expected to be between $20.0 and $30.0 million annually, and other investments which management believes are prudent. However, we cannot assure you that sufficient funds will be available from operations or borrowings under our credit facility to meet all of our future cash needs.

     In June 2000, Tekni-Plex entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortized on the same schedule as the original term loans. As of June 29, 2007 the notional amount of the swaps is $143.4 million.

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

     We recorded an unrealized gain from derivative transactions of $0.2 million and $3.8 million in fiscal 2007 and 2006, respectively.

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

     At June 29, 2007, the Company's contractual obligations are as follows:

                          PENSION
                         AND POST
PAYMENTS                RETIREMENT     INTEREST    LONG-TERM     PREFERRED     PREFERRED STOCK
DUE BY PERIOD           HEALTHCARE   EXPENSE (1)      DEBT     DIVIDENDS (2)    ACCRETION (3)    LEASES   TOTAL
-------------           ----------   -----------   ---------   -------------   ---------------   ------   -----
Less than 1 year......     $ 1.7         86.7          0.9           7.2              8.3         12.8    117.6
Year 2................       1.9         85.6         51.4           7.2              9.9          9.1    165.1
Year 3................       2.0         80.6        314.4           7.2             11.7          6.8    422.7
Year 4................       2.1         40.4          0.3           7.2             13.9          5.9     69.8
Year 5................       2.2         40.4          0.3           7.2             16.6          5.5     72.2
After 5 years.........      11.6         35.4        504.8          11.7             33.8         13.1    610.4


--------

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

     The Company has intangible assets. The determination of related estimated useful lives and whether or not these assets are impaired involves management judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We adopted SFAS 142, which requires us to cease amortization of goodwill, but instead be tested for impairment at least annually or earlier if there are impairment indicators. The Company performs a two-step process for impairment testing of goodwill as required by SFAS No. 142. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount. The second step (if necessary) measures the amount of the impairment. We have traditionally conducted these tests at the segment level of our businesses. In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, eliminating much of its fixed costs, to reflect our reduced market position. As a result of impairment tests being performed at the end of fiscal 2007, 2006 and 2005, the Company did not record an impairment charge. In fiscal 2004, an impairment charge of $10.0 million associated with its specialty resins operations was recorded.

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

     The Company records a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Based on our recent financial performance, in fiscal 2007 we continued to fully reserve against our deferred tax asset.

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as "Accrued liabilities -- other" at undiscounted amounts.

NEW ACCOUNTING PRONOUNCEMENTS

  SFAS NO. 123R, SHARE-BASED PAYMENT

     As of July 1, 2006 the Company adopted the Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment," ("SFAS No. 123(R)"). SFAS No. 123(R) requires the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors, including employee stock options and restricted stock. SFAS No. 123(R) supersedes Accounting Principal Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which the Company previously applied for all periods prior to 2007.

     Prior to the adoption of SFAS No. 123(R), we accounted for share-based payment awards using the intrinsic value method in accordance with APB No. 25 as allowed under SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"). The adoption of SFAS No. 123(R), did not impact the Company's net loss for the year ended June 29, 2007.

     For purposes of determining the estimated fair value of share-based payment awards issued in the form of stock options, under SFAS No. 123(R), we utilize the Black-Scholes option-pricing model. The Black-Scholes model requires the input of certain assumptions that involve judgment. Because stock options have characteristics significantly different from those of traded options, and because changes in the input assumptions can materially affect the fair value estimate, the existing models may not provide a reliable single measure of the fair value of our stock options. Management will continue to assess the assumptions and methodologies used to calculate estimated fair value under the Black-Scholes model. Circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies, and thereby materially impact our fair value determination.

     The fair value of options granted during the year ended June 29, 2007 was estimated to be negligible on the grant date using the Black Scholes Model with the following weighted average assumptions.

                                                                YEAR ENDED
                                                                 JUNE 29,
WEIGHTED AVERAGE ASSUMPTIONS                                       2007
----------------------------                                    ----------
Expected holding period (years)...............................       10
Risk-free rate................................................     5.31%
Volatility factor.............................................      100%
Dividend yield................................................     0.00%


     The expected holding period was determined based on management's assessment including the Company's historical data. Due to the lack of a public market for the Company's equity instruments, volatility was estimated considering the historical volatility of similar publicly traded manufacturing companies over a period similar to the expected holding period of the option. The risk-free interest rate was based on U.S. Treasury rates appropriate for the expected holding period of the option.

     SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, which requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company's statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. The Company's adoption of SFAS No. 158 effective for fiscal year ended June 29, 2007 which resulted in an adjustment of $7,898 to the opening balance of accumulated other comprehensive loss.

  FIN No. 48, Accounting for Uncertain Tax Positions -- An Interpretation of FASB Statement No. 109

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of a tax position taken or expected to be taken in a tax return. In addition, this interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN No. 48 may have on its statements of operations and financial position.

  SFAS No. 157, Fair Value Measurements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 157 may have on its statements of operations and financial position.

     SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115

     The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159") in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of SFAS No. 159 may have on its statements of operations and financial position.

INFLATION

     In recent years, we have contended with significant and rapidly rising raw material prices. Over the long term, we believe we have generally been able to offset the effects thereof through continuing improvements in operating efficiencies and by increasing prices to our customers to the extent permitted by competitive factors. However, we cannot assure you that such cost increases can be passed through to our customers in the future or that the effects can be offset by further improvements in operating efficiencies.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk inherent in the Company's financial instruments and positions represents the potential loss arising from adverse changes in interest rates. At June 29, 2007 and June 30, 2006 the principal amount of the Company's aggregate outstanding variable rate indebtedness was $51.0 million and $39.0 million respectively. A hypothetical 1% adverse change in interest rates would have had an annualized unfavorable impact of approximately $0.5 million and $0.4 million respectively, on the Company's earnings and cash flows based upon these year-end debt levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

     In connection with the completion of its audit of and the issuance of an unqualified report on the Company's consolidated financial statements for the fiscal year ended June 29, 2007, the Company's independent registered public accounting firm, BDO Seidman, LLP ("BDO"), communicated to the Company's Audit Committee that the following matters involving the Company's internal controls and operations were considered to be "material weakness", as defined under standards established by the Public Company Accounting Oversight Board:

     - Lack of quantity of staff in order to maintain proper supervision and ensure the accuracy of detailed financial analyses.

     Management agrees with this assessment.

     Over the last 2 years we have made a number of significant changes to our internal controls. They include:

          (1) creating an internal audit/Sarbanes Oxley compliance department;

          (2) adding additional staff to the accounting and finance functional group

          (3) centralizing the reporting of financial managers to 5 group controllers who provide increased oversight and improved training;

          (4) during annual performance reviews of accounting and bookkeeping personnel; requiring all reviewing personnel to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally;

          (5) improving our internal financial reporting systems and related controls across all of its divisions to, among other things, increase both the frequency by which inventory and rebates discounts and allowances are monitored as well as increasing the number of managers responsible for monitoring these functions;

          (6) instituting a policy of performing routine credit and background checks on all financial staff and key managers; and

          (7) instituting a Code of Ethics.

     As required by SEC, Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of September 25 2007 as well as of June 29, 2007. Given the material weakness noted above, the Company's Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of those dates. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company will continue to improve and refine its internal controls over the next 12 months.

ITEM 9B.  OTHER INFORMATION

     Not Applicable

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

     Our current directors and executive officers are listed below. Each director is elected at the annual meeting of the stockholders of Tekni-Plex to serve a one year term until the next annual meeting or until a successor is elected and qualified, or until his earlier resignation. Except for Dr. Smith, who is party to an employment agreement with the Company, all executive officers of Tekni-Plex are "at will" employees.

     Pursuant to our by-laws, we indemnify our officers and directors to the fullest extent permitted by the General Corporation Law of the State of Delaware and our Amended and Restated Certificate of Incorporation (our "Certificate of Incorporation").

NAME                       AGE            POSITION
----                       ---            --------
Dr. F. Patrick Smith.....   59   Chairman of the Board,
                                 Chief Executive Officer
                                 and President
James E. Condon..........   45   Senior Vice President,
                                 Chief Financial Officer,
                                 Secretary and Director
Edward Goldberg..........   58   Senior Vice President and
                                 Director
John S. Geer.............   61   Director
J. Andrew McWethy........   66   Director
Michael F. Cronin........   53   Director


     Dr. F. Patrick Smith has been Chairman of the Board and Chief Executive Officer of Tekni-Plex since March 1994. He received his doctorate degree in Chemical Engineering from Texas A&M University in 1975. Since 1990, Dr. Smith has been a principal of Brazos Financial Group, a business consulting firm. Since 2000, Dr. Smith has been a general partner of Eastport Operating Partners L.P.

     James E. Condon is Senior Vice President, Chief Financial Officer and Secretary of Tekni-Plex. He joined the Company in 2001 and became a Director in 2004.

     Edward Goldberg is Senior Vice President, and manages several divisions. He joined Tekni-Plex in 2001 and became a Director in 2005. Prior to joining the company he worked for Procter & Gamble and The Scott Paper Company. He received his BS and MS degrees in Chemical Engineering from Rensselaer Polytechnic Institute in 1971.

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

     Michael F. Cronin has served as a director of Tekni-Plex since March 1994. Since 1979, Mr. Cronin has invested in growth companies and various industrial and service businesses. Mr. Cronin co-founded Weston Presidio, a venture capital and private equity firm, in 1991. He currently serves as a Managing Partner of that firm. Prior to the formation of Weston Presidio, Michael served as the Senior Vice President of Security Pacific Venture Capital Group and Managing Director of its Boston office. Mr. Cronin currently serves on the Board of Directors of Amscan Holdings, Inc., Apple & Eve LLC, Durcon Laboratory Tops, National Vascular Care, Star International Holdings, and The Wolf Holdings Organization, Inc. Mr. Cronin earned his A.B. from Harvard College and his MBA from Harvard Graduate School of Business. He has served on the National Association of Small Business Investment Companies' Board of Governors and currently serves on the National Venture Capital Association's Board of Directors and on the Harvard University Board of Overseers.

ARRANGEMENTS REGARDING DIRECTORS

     Pursuant to our Certificate of Incorporation, the Board of Directors currently consists of six directors, one of whom is elected by the holders of the Series A Preferred Stock, as a separate class, and five of whom are elected by the holders of the Common Stock. Effective on April 30, 2007, the Series A Preferred Stockholders exercised their right under the Certificate of Incorporation to increase the votes of the Series A Director from one to six, so that the Series A Director now casts a majority of the votes for all matters considered by the Board.

     An Amended and Restated Investors' Agreement dated as of May 13, 2005 among the Company and its stockholders (the "Investors' Agreement") provides that the Series A Director will be designated by Weston Presidio (the "WP Designee"), two directors will be designated by a committee consisting of Dr. Smith and the WP Designee (the "Nomination Committee") and three directors will be designated by Dr. Smith from members of Company management. Since May 13, 2005, Michael Cronin has been the WP Designee, Andrew McWethy and John S. Geer have been the designees of the Nomination Committee, and Dr. Smith, James Condon and Edward Goldberg have been Dr. Smith's designees. A quorum of the Board consists of four directors with at least one of those directors being the WP Designee. The right of Weston Presidio to designate a director or to have its designee on the Nomination Committee will terminate when Weston Presidio beneficially owns less than 20% of the Company's outstanding Common Stock (including through its equity ownership in Tekni- Plex LLC); however, to the extent that there are any shares of Preferred Stock outstanding, the Preferred Stockholders would still have the right to appoint a director. Dr. Smith will lose his right to designate directors or be on the Nomination Committee once his beneficial ownership falls below the 20% level or once he is no longer actively involved in the management of the Company.

     The Investors' Agreement also contains provisions regarding the appointment of the Board's Compensation Committee and Audit Committee, and the level of compensation for non-employee directors. Because the Company's voting securities are closely held and the method for selecting directors is governed by negotiated provisions in the Certificate of Incorporation and the Investors' Agreement, the Board does not maintain a standing nominating committee and does not have a policy regarding the consideration of director candidates recommended by security holders.

     The preceding summary is qualified in its entirety by the terms and conditions in our Certificate of Incorporation and the Investors' Agreement, each of which has been filed as an exhibit to the Annual Report on Form 10-K, or filed as an exhibit in an earlier SEC filing which is identified in the Index to Exhibits in this Form 10-K.

CODE OF ETHICS

     The Company has adopted a Code of Business Conduct and Ethics for directors, officers, and employees of the Company and its subsidiaries, including but not limited to the principal executive officer, the principal financial officer, the principal accounting officer or controller, or persons performing similar functions for the Company and its subsidiaries. If the Company makes any substantive amendment to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics for its executive officers or directors, the Company will disclose the nature of such amendment or waiver in a filing on Form 8-K. The Company will also provide a copy of the Code of Business Conduct and Ethics to any person, without charge, upon written request made to the Company's General Counsel at the following address: Michael W. Zelenty, Senior Vice President and General Counsel, Tekni-Plex, Inc., 201 Industrial Parkway, Somerville, NJ 08876.

  AUDIT COMMITTEE

     The Company has established an Audit Committee of the Board of Directors consisting of Messrs. Cronin and Geer. The Board has determined that Mr. Cronin is an "audit committee financial expert" under applicable SEC rules.

ITEM 11.  EXECUTIVE COMPENSATION

  COMPENSATION DISCUSSION AND ANALYSIS

     Tekni-Plex believes that executive compensation should be designed to align closely the interest of the Company, the executive officers, and its stockholders and attract, motivate, reward and retain superior management talent.

     Dr. Smith, the Company's Chief Executive Officer, is paid pursuant to a two-year employment contract that was negotiated in conjunction with the issuance of the Company's preferred stock in April 2005. Because he has a substantial pecuniary interest in the Company's stock, Dr. Smith's interests are closely aligned with those of our other stockholders. His existing employment agreement contains no provision for bonus or stock-based compensation. The Compensation Committee is currently negotiating with Dr. Smith regarding a new agreement, and has extended the term of the current agreement to allow sufficient time for such negotiations.

     The compensation for our other executive officers is primarily in the following three categories: (1) salary, (2) bonus, and (3) stock options. In compensating these executives, Tekni-Plex seeks to:

     - Pay a base salary that is competitive with the practices of other competing businesses

     - Reward performance with bonus payments at times and in amounts determined at the discretion of the Chief Executive Officer. Historically, in determining the amount and timing of such bonus payments, the Chief Executive Officer has taken into account the performance of the Company as a whole, the performance of the business unit or function under the direction of the executive, including a comparison of performance against budget, and the performance of any particular tasks assigned to the executive by the Chief Executive Officer.

     - Provide long-term incentives in the form of stock options, in order to retain those individuals with the leadership abilities necessary for increasing long-term shareholder value while aligning with the interests of our investors.

     Tekni-Plex has selected these three compensation elements because each is considered useful and/or necessary to meet one or more of the principal objectives of the business. For instance, base salary and bonuses are set with the goal of motivating employees and adequately compensating and rewarding them on a day-to-day basis for the time spent and the services they perform, while our stock option awards are geared toward providing an incentive and reward for the achievement of long-term business objectives and retaining key talent. Tekni-Plex believes that these elements of compensation, when combined, are effective, and will continue to be effective. The compensation program is reviewed on an annual basis. In setting individual compensation levels for a particular executive, the total compensation package is considered as well as each element individually, and the executive's past and expected future contributions to our business.

                          COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Company has reviewed and discussed with management the above Compensation Discussion and Analysis and, based on its review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

                                        Compensation Committee of the Board of
                                        Directors:

                                        Michael Cronin (Chairman)
                                        Dr. F. Patrick Smith

                           SUMMARY COMPENSATION TABLE

     The table below summarizes the total compensation paid or earned by each of the Company's named executive officers for the fiscal year ended June 29, 2007. All compensation paid to Dr. Smith was pursuant to the terms of his employment agreement with the Company.

                                                                       ALL OTHER
NAME AND                                          SALARY     BONUS   COMPENSATION     TOTAL
PRINCIPAL POSITION                       YEAR      ($)        ($)         ($)          ($)
------------------                       ----   ---------   ------   ------------   ---------
Dr. F. Patrick Smith, Chief Executive
  Officer..............................  2007   4,000,000        0      71,139(1)   4,071,139
James E. Condon, Chief Financial
  Officer..............................  2007     579,290   50,000      25,891(2)     655,181
Edward Goldberg, Senior Vice
  President............................  2007     351,731   50,000      16,955(3)     418,686


--------

   (1) This amount includes payments totaling $26,000 for country club membership and related costs, payments totaling $26,154 for a leased automobile and its insurance and maintenance, a matching contribution to Dr. Smith's 401k plan, payment on a life insurance policy for the benefit of Dr. Smith, payment of the premium on a long-term disability policy for the benefit of Dr. Smith, and a payment to Dr. Smith as a gross- up to cover additional taxes resulting from the payment of that disability policy premium.

   (2) This amount includes an automobile allowance and additional automobile expenses of $20,100, a matching contribution to Mr. Condon's 401k plan, and payment of a premium on a life insurance policy for his benefit.

   (3) This amount includes an automobile allowance and additional automobile expenses, a matching contribution to Mr. Goldberg's 401k plan, and payment of a premium on a life insurance policy for his benefit.

                2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

     The following table provides information concerning the current holdings of unexercised stock options for each of our named executive officers as of June 29, 2007. All options have a 10-year life and vest five years after the grant date.

                                        NUMBER OF               NUMBER OF
                                  SECURITIES UNDERLYING   SECURITIES UNDERLYING    OPTION
                                   UNEXERCISED OPTIONS     UNEXERCISED OPTIONS    EXERCISE     OPTION
                                           (#)                     (#)              PRICE    EXPIRATION
NAME                                   EXERCISABLE            UNEXERCISABLE          ($)        DATE
----                              ---------------------   ---------------------   --------   ----------
Dr. Smith.......................           -0-                     -0-                  --           --
Mr. Condon......................           4.0                                     559,316    4/25/2011
                                                                   4.0              43,681     6/1/2017
Mr. Goldberg....................                                   4.0              43,681     6/1/2017

          TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company entered into an Amended and Restated Employment Agreement with Dr. Smith effective May 13, 2005. The Employment Agreement initially provided for a two-year term ending May 13, 2007, and has been extended from time to time to allow the Chairman of the Compensation Committee to negotiate with Dr. Smith regarding the terms of his continued employment. The agreement is currently scheduled to expire on September 30, 2007 and it has no "evergreen" or "change in control" provisions. It does contain a covenant restricting Dr. Smith's ability to compete against the Company for a period of one year following the termination of his employment without the consent of the board of directors, which cannot be unreasonably withheld.

     The Employment Agreement permits the Company to terminate Dr. Smith's employment for "Cause" with no further liability to the Company. If Dr. Smith were to resign for any reason other than the Company's failure to meet its obligations under the Employment Agreement, the Company's only obligation to him would be to pay any accrued but unpaid amounts under the agreement. If Dr. Smith were to die during his employment term, the Company would be obligated to pay to his designated beneficiary or estate a severance benefit (the "Severance Benefit") equal to (i) his then current annual salary, (ii) any bonus amounts awarded pursuant to the Employment Agreement but not yet paid, and (iii) any other accrued benefits if due and payable at the time of his death. Had a termination occurred on June 29, 2007, the Severance Benefit would have been $4,000,000. The Company has the right to terminate the Employment Agreement if disability or incapacity renders Dr. Smith unable to perform his duties for a period in excess of 120 consecutive days or a total of more than 180 days in any 12-month period. Upon termination due to disability or incapacity, the Company would be required to pay the Severance Benefit to Dr. Smith, and to transfer to him ownership of all life insurance policies on his life. Those life insurance policies had no economic value on June 29, 2007.

     Each outstanding stock option held by named executive officers contains a provision for accelerated vesting of the option upon a change in control of the Company. Because all of the options which were unvested on June 29, 2007 were substantially "out of the money," there would have been no economic benefit to any named executive officer from accelerated vesting had a change in control occurred on that date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The board of directors maintains a two-member compensation committee comprised of Mr. Cronin (Chairman) and Dr. Smith, who is the Chief Executive Officer of the Company. No member of the compensation committee is allowed to vote on issues pertaining to that member's compensation (including option grants). The compensation committee's duties include the annual review and approval of the compensation for our Chief Executive Officer, as well as the administration of the Company's stock incentive plan. Changes in Mr. Condon's compensation are subject to approval by Mr. Cronin. Determination of compensation levels and bonus awards for all other employees has been delegated to Dr. Smith.

     In June and July, 2005, the Company received for shares of the Company's Series A Redeemable Preferred Stock (a) $42 million of equity contributions from existing investors, Weston Presidio Capital III, L.P., Weston Presidio Capital IV, L.P., WPC Entrepreneur Fund, L.P. and WPC Entrepreneur Fund II, L.P. (together, "WP"), (b) $1.8 million from Dr. Smith, (c) $10.5 million from Eastport Partners, a private equity firm of which Dr. Smith and Mr. McWethy are managing members and in which Weston Presidio Capital III, L.P. and WPC Entrepreneur Fund, L.P. are investors, (d) $230,527 from WPC Tekni- Plex Rollover LLC, in which Mr. Cronin owns an approximately 42% interest and (e) approximately $5.2 million from certain other existing investors. In connection with these equity contributions, the Company entered into a Series A Redeemable Preferred Stock Purchase Agreement with the purchasers. We also amended our Investors' Agreement and our Certificate of Incorporation to incorporate the terms of the Series A Redeemable Preferred Stock and we amended Dr. Smith's employment agreement which reduced his salary to $4.0 million. The amended employment agreement, initially set to expire on May 13, 2007, has been extended through September 30, 2007.

     The Company currently employs Dr. Smith's son, Mr. Frank Smith, as the General Manager of its Natvar division. In this capacity, he received salary, bonus and benefits of approximately $140,000 in fiscal 2007.

                              DIRECTOR COMPENSATION

     Tekni-Plex reimburses directors for any reasonable out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, each non-employee director is paid a retainer. The retainer for each outside director was payable at the rate of $50,000 per year until May, 2007 when, at the request of Weston Presidio, and with the concurrence of Messrs. Cronin and Geer, the Company changed Mr. Cronin's retainer to $25,000 and Mr. Geer's retainer to $75,000.

                                                          FEES EARNED
NAME                                                  OR PAID IN CASH ($)   TOTAL ($)
----                                                  -------------------   ---------
John S. Geer........................................         58,250           58,250
J. Andrew McWethy...................................         50,000           50,000
Michael F. Cronin...................................         41,750           41,750


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information concerning the beneficial ownership of the Company's Common Stock and its Series A Preferred Stock as of September 14, 2007 by each director, by the Company's named executive officers, by all directors and executive officers as a group, and by any individual or group owning 5% or more of the Company's Common Stock or Series A Preferred Stock. Unless otherwise specified, all persons listed below have sole voting and investment power with respect to their shares.

                                                 COMMON STOCK                 SERIES A PREFERRED STOCK
                                       --------------------------------   --------------------------------
                                          NUMBER OF SHARES                   NUMBER OF SHARES
BENEFICIAL OWNER                       BENEFICIALLY OWNED (A)   PERCENT   BENEFICIALLY OWNED (A)   PERCENT
----------------                       ----------------------   -------   ----------------------   -------
Dr. F. Patrick Smith(b)..............            671(c)           100%             1,800(d)(g)        3.0%
James Condon(b)......................              4(e)              *                --               --%
Michael Cronin(b)....................             (c)              (c)               231(f)              *
Eastport Partners(g).................             --               --%            10,500(g)          17.6%
Weston Presidio(h)...................             (c)              (c)            42,000(g)(h)       70.3%
Forrest Binkley & Brown L.P.(i)......             --               --%             5,000              8.4%
All Directors and Executive Officers
  of the Company as a Group (Six
  Persons)...........................            675              100%            54,531(j)          91.3%


--------

     * Less than one percent.

(a) The securities "beneficially owned" by an individual are determined in accordance with the definition of "beneficial interest" set forth in SEC regulations and, accordingly, may include securities owned by or for, among others, the wife and/or minor children of the individual and any other relative who has the same home as the individual, as well as other securities as to which the individual has or shares voting or investment power. Beneficial ownership may be disclaimed as to some of the shares. A person is also deemed to beneficially own shares of stock which the person does not own but has a right to acquire presently or within sixty days after September 14, 2007.

(b) Each of these directors has a business address c/o Tekni-Plex, Inc., 260 North Denton Tap Road, Coppell, TX 75019.

(c) Tekni-Plex Partners LLC holds approximately 646 shares or 96% and MST/TP Partners LLC holds approximately 25 shares or 4% of the outstanding Tekni-Plex common stock as of September 14, 2007. Tekni-Plex Management LLC, controlled by Dr. Smith, is the sole managing member of both Tekni-Plex Partners LLC and MST/TP Partners LLC and, as such, has sole voting and investment power with respect to 100% of the shares of the Company's outstanding common stock, subject to the rights of the Series A Preferred Stockholders described above under the caption "Arrangements Regarding Directors".

(d)    Dr. Smith directly owns these 1,800 preferred shares.

(e) These are shares that Mr. Condon has the right to acquire within 60 days of September 14, 2007 pursuant to options that are substantially "out of the money."

(f) TP Rollover, LLC, an entity controlled by Mr. Cronin and of which Mr. Cronin is a 43% owner, owns these shares. Mr. Cronin disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(g) Eastport Operating Partners, L.P. ("Eastport") owns 10,500 preferred shares. Each of Mr. McWethy and Dr. Smith is a managing member of Eastport Partners LLC, the general partner of Eastport, and thus share investment and voting power over the shares owned by Eastport. Mr. McWethy, Dr. Smith, Weston Presidio Capital III, L.P. and WPC Entrepreneur Fund, L.P. each is an investor in Eastport and each disclaims beneficial ownership of the shares owned by Eastport except to the extent of his or its pecuniary interest therein. Eastport's address is 841 Broadway, Suite 504, New York NY 10003.

(h) Weston Presidio Capital IV, L.P. owns 26,976 shares, Weston Presidio Capital III, L.P. owns 13,907 shares, WPC Entrepreneur Fund II, L.P. owns 427 shares and WPC Entrepreneur Fund, L.P. owns 690 shares. Mr. Cronin is a managing member of the general partners of these entities and as such has voting and investment power with respect to these shares. Mr. Cronin disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. The address of the four Weston Presidio entities is c/o Weston Presidio, Pier 1, Bay 2, San Francisco, CA 94111.

(i) Forrest Binkley & Brown L.P., with an address at 19800 MacArthur Boulevard, Suite 690, Irvine CA 92612, is the record owner of these shares. Messrs. Gregory J. Forrest, Nicholas B. Binkley and Jeffrey J. Brown hold voting and dispositive power over all of the shares owned by Forrest Binkley & Brown L.P. Messrs. Forrest, Binkley and Brown are executive officers, directors and shareholders of Forrest Binkley & Brown Venture Co., the general partner of Forrest Binkley & Brown L.P.

(j) This total includes shares owned by Eastport and by the Weston Presidio entities. See footnotes (g) and (h).

EQUITY COMPENSATION PLAN INFORMATION

     In January 1998, the Company's directors and stockholders adopted an incentive stock plan (the "Stock Incentive Plan") which, as of June 29, 2007, is the only equity compensation plan under which options, warrants or rights to acquire the Company's common stock may be issued. The following table provides information about the Company's common stock that may be issued upon the exercise of options under the Stock Incentive Plan as of June 29, 2007.

                                                                                        NUMBER OF
                                            NUMBER OF                                  SECURITIES
                                         SECURITIES TO BE                          REMAINING AVAILABLE
                                           ISSUED UPON       WEIGHTED-AVERAGE      FOR FUTURE ISSUANCE
                                           EXERCISE OF      EXERCISE PRICE OF         UNDER EQUITY
                                           OUTSTANDING         OUTSTANDING         COMPENSATION PLANS
                                        OPTIONS, WARRANTS   OPTIONS, WARRANTS     (EXCLUDING SECURITIES
                                            AND RIGHTS          AND RIGHTS      REFLECTED IN COLUMN (A))
PLAN CATEGORY                                  (A)                 (B)                     (C)
-------------                           -----------------   -----------------   ------------------------
Equity compensation plans approved by
  security holders....................       42.0932             $142,716                3.66174
  TOTAL...............................       42.0932             $142,716                3.66174


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The de facto policy of our board of directors is that the Company will not enter into any significant transaction with one of its affiliates unless a majority of the disinterested directors of the board of directors determines that the terms of the transaction are at least as favorable as those we could obtain in a comparable transaction made on an arm's-length basis with unaffiliated parties. This determination is made in the board's sole discretion.

     See "Compensation Committee Interlocks and Insider Participation" for a description of related party transactions, including the Company's employment of Mr. Frank Smith. Mr. Smith's employment status and compensation level were determined in the ordinary course of the Company's business and the disinterested directors did not view them as sufficiently significant to merit independent review.

     The Board is unable to conclude that any of its directors are independent in accordance with New York Stock Exchange standards.

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

     Audit and audit-related fees billed or expected to be billed to us by BDO Seidman, LLP for the audit of the financial statements included in our Annual Report on Form 10-K and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the fiscal years ended June 29, 2007 and June 30, 2006 totaled approximately $995,000 and $180,000 and $895,000 and $110,000, respectively. Audit related fees include reviews of offerings, SEC comment letters, and employee benefit plan audits.

     Tax preparation, review, and advisory services billed or expected to be billed to us by BDO for the fiscal years ended June 29, 2007 and June 30, 2006 totaled approximately $326,000 and $336,000, respectively.

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

     (a) (2) Financial Statement Schedule -- Schedule II -- Valuation and Qualifying Accounts

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

Dated: September 27, 2007

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

                                        By: /s/ JAMES E. CONDON
                                            ------------------------------------
                                            James E. Condon
                                            Chief Financial Officer

Dated: September 27, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities indicated, on September 27, 2007.

           SIGNATURE                                    TITLE
           ---------                                    -----
/s/ F. PATRICK SMITH               Chairman of the Board and Chief Executive
                                   Officer
-------------------------------
F. Patrick Smith

/s/ JAMES E. CONDON                Vice President and Secretary and Director

-------------------------------
James E. Condon

/s/ EDWARD GOLDBERG                Director

-------------------------------
Edward Goldberg

/s/ JOHN S. GEER                   Director

-------------------------------
John S. Geer

/s/ J. ANDREW MCWETHY              Director

-------------------------------
J. Andrew McWethy

/s/ MICHAEL F. CRONIN              Director

-------------------------------
Michael F. Cronin

                                  EXHIBIT INDEX

   EXHIBIT
     NO.                                     DESCRIPTION
   -------                                   -----------
3.1            Amended and Restated Certificate of Incorporation of Tekni-Plex,
               Inc.(6)
3.2            Amended and Restated By-laws of Tekni-Plex, Inc.(1)
3.3            Certificate of Incorporation of PureTec Corporation.(1)
3.4            By-laws of PureTec Corporation.(1)
3.5            Certificate of Incorporation of Tri-Seal Holdings, Inc.(1)
3.6            By-laws of Tri-Seal Holding, Inc.(1)
3.7            Certificate of Incorporation of Natvar Holdings, Inc.(1)
3.8            By-laws of Natvar Holdings, Inc.(1)
3.9            Certificate of Incorporation of Plastic Specialties and Technologies,
               Inc.(1)
3.10           By-laws of Plastic Specialties and Technologies, Inc.(1)
3.11           Certificate of Incorporation of Plastic Specialties and Technologies
               Investments, Inc.(1)
3.12           By-laws of Plastic Specialties and Technologies Investments, Inc.(1)
3.13           Certificate of Incorporation of Burlington Resins, Inc.(1)
3.14           By-laws of Burlington Resins, Inc.(1)
3.15           Certificate of Incorporation of TPI Acquisition Subsidiary, Inc.(2)
3.16           By-laws of TPI Acquisition Subsidiary, Inc.(2)
3.17           Certificate of Incorporation of Distributors Recycling, Inc.(1)
3.18           By-laws of Distributors Recycling, Inc.(1)
3.19           Certificate of Incorporation of Tekni-Plex-Elm Acquisition Subsidiary,
               Inc.(2)
3.20           By-laws of TP-Elm Acquisition Subsidiary, Inc.(2)
4.1            Indenture, dated as of June 21, 2000 among Tekni-Plex, Inc., the
               Guarantors listed therein and HSBC Bank USA, as Trustee.(1)
4.2            First Supplemental Indenture, dated as of May 6, 2002 among Tekni-
               Plex, Inc., TPI Acquisition Subsidiary, Inc. and HSBC Bank USA, as
               Trustee.(2)
4.3            Second Supplemental Indenture, dated as of August 22, 2002 among
               Tekni-Plex, Inc., TP-Elm Acquisition Subsidiary, Inc. and HSBC Bank
               USA, as Trustee.(2)
4.4            Third Supplemental Indenture, dated as of April 25, 2005 among Tekni-
               Plex, Inc., the Guarantors listed therein and HSBC Bank USA, National
               Association, as Trustee.(5)
4.5            Indenture, dated as of November 21, 2003 among Tekni-Plex, Inc., the
               Guarantors listed therein and HSBC Bank USA, as Trustee.(3)
4.6            Indenture, dated as of June 10, 2005 among Tekni-Plex, Inc., the guarantors party thereto and HSBC Bank USA, National Association, as
               Trustee.(5)
4.7            Amended and Restated Investors' Agreement dated as of May 13, 2005 among Tekni-Plex, Inc. and its stockholders (12)
10.1           Second Amended and Restated Employment Agreement between Tekni-Plex,
               Inc. and F. Patrick Smith dated May 13, 2005 (the "Employment
               Agreement").(4)
10.1.1         Extension of Employment Agreement dated May 10, 2007.(8)
10.1.2         Extension of Employment Agreement dated July 13, 2007.(9)
10.1.3         Extension of Employment Agreement dated July 30, 2007. (10)
10.1.4         Extension of Employment Agreement dated August 9, 2007. (11)
10.2           Credit Agreement, dated as of June 10, 2005 among the Company, the lenders and issuers party thereto, Citicorp USA, Inc., as
               Administrative Agent and General Electric Capital Corporation, as
               Syndication Agent.(5)
10.3           Tekni-Plex, Inc. Stock Incentive Plan (12)
10.3.1         Form of Option Grant under the Tekni-Plex, Inc. Stock Incentive Plan
               (12)
21             List of Subsidiaries (12)

   EXHIBIT
     NO.                                     DESCRIPTION
   -------                                   -----------
31.1           Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (12)
31.2           Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (12)
32.1           Certification of Chief Executive Officer and Chief Financial Officer,
               pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)


--------

    (1) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-43800) filed on August 15, 2000.

    (2) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-98561) filed on August 22, 2002.

    (3) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-111778) filed on January 8, 2004.

    (4) Filed previously as an Exhibit to our Form 8-K filed on May 19, 2005.

    (5) Filed previously as an Exhibit to our Form 8-K filed on June 16, 2005.

    (6) Filed previously as an Exhibit to our Registration Statement on Form S-4/A (File No. 333-111778) filed on July 13, 2005.

    (7) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-127404) filed on August 10, 2005.

    (8) Filed previously as an Exhibit to our Form 8-K filed on May 14, 2007.

    (9) Filed previously as an Exhibit to our Form 8-K filed on July 20, 2007.

   (10) Filed previously as an Exhibit to our Form 8-K filed on August 3, 2007.

   (11) Filed previously as an Exhibit to our Form 8-K filed on August 14, 2007.

   (12) Filed herewith.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

     We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its subsidiaries (the "Company") as of June 29, 2007 and June 30, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended June 29, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tekni-Plex, Inc. and its subsidiaries as of June 29, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2007, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit postretirement plans when it adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R)" as of June 29, 2007.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey
September 26, 2007

                                TEKNI-PLEX, INC.

                           CONSOLIDATED BALANCE SHEETS


                                                               JUNE 29,    JUNE 30,
                                                                 2007        2006
                                                              ---------   ---------
                                                                   (DOLLARS IN
                                                                THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                     AMOUNTS)
                                       ASSETS
CURRENT:
  Cash......................................................  $  22,345   $  20,689
  Accounts receivable, net of allowances of $2,928 and
     $7,070 respectively....................................    129,500     145,699
  Inventories...............................................    131,884     135,758
  Prepaid expenses and other current assets.................      5,129       5,363
                                                              ---------   ---------
     Total current assets...................................    288,858     307,509
Property, plant and equipment, net..........................    164,027     167,787
Goodwill....................................................    167,284     167,284
Intangible assets, net of accumulated amortization of $8,116
  and $6,806 respectively...................................      4,117       4,096
Deferred charges, net of accumulated amortization of $17,653
  and $15,229 respectively..................................     11,944      14,618
Other assets................................................      3,063       2,061
                                                              ---------   ---------
                                                              $ 639,293   $ 663,355
                                                              =========   =========

                       LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long term debt.........................  $     876   $   1,241
  Accounts payable -- trade.................................     51,670      39,532
  Accrued payroll and benefits..............................      9,639      16,057
  Accrued interest..........................................     11,453      11,427
  Accrued liabilities -- other..............................     25,442      17,787
  Income taxes payable......................................      6,259       6,050
                                                              ---------   ---------
     Total current liabilities..............................    105,339      92,094
Long-term debt..............................................    786,385     772,907
Series A redeemable preferred stock.........................     86,033      74,495
Other liabilities...........................................      9,163      12,790
                                                              ---------   ---------
     Total liabilities......................................    986,920     952,286
                                                              ---------   ---------
Commitments and Contingencies
Stockholders' deficit:
  Common stock..............................................         --          --
  Additional paid-in capital................................    188,018     188,018
  Accumulated other comprehensive (loss) gain...............      1,031      (1,587)
  Accumulated deficit.......................................   (316,153)   (254,839)
  Less treasury stock.......................................   (220,523)   (220,523)
                                                              ---------   ---------
     Total stockholders' deficit............................   (347,627)   (288,931)
                                                              ---------   ---------
                                                              $ 639,293   $ 663,355
                                                              =========   =========




          See accompanying notes to consolidated financial statements.

                                TEKNI-PLEX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       JUNE 29,   JUNE 30,    JULY 1,
YEARS ENDED                                              2007       2006       2005
-----------                                            --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Net sales............................................  $773,337   $742,683   $695,524
Cost of sales........................................   656,150    621,983    600,170
                                                       --------   --------   --------
     Gross profit....................................   117,187    120,700     95,354
Operating expenses:
  Selling, general and administrative................    64,469     96,490     60,690
  Integration expenses...............................     1,715      5,250     10,478
                                                       --------   --------   --------
     Income from operations..........................    51,003     18,960     24,186
Other expenses (income):
  Interest...........................................   104,468    104,831     89,899
  Unrealized gain on derivative contracts............      (243)    (3,800)    (8,287)
  Other expense (income).............................     2,307     (2,737)    (2,194)
                                                       --------   --------   --------
     (Loss) before provision for income taxes........   (55,529)   (79,334)   (55,232)
Provision for income taxes...........................     5,785      4,977     26,247
                                                       --------   --------   --------
Net loss.............................................  $(61,314)  $(84,311)  $(81,479)
                                                       ========   ========   ========




          See accompanying notes to consolidated financial statements.

                                TEKNI-PLEX, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                       ACCUMULATED
                                          ADDITIONAL      OTHER
                                  COMMON    PAID-IN   COMPREHENSIVE  ACCUMULATED   TREASURY
                                   STOCK    CAPITAL        LOSS        DEFICIT      STOCK      TOTAL
                                  ------  ----------  -------------  -----------  ---------  ---------
                                                         (DOLLARS IN THOUSANDS)
BALANCE, JULY 2, 2004...........    --     $210,518      $ (6,000)    $ (89,049)  $(220,523) $(105,054)
Net loss........................    --           --            --       (81,479)         --    (81,479)
Foreign currency translation....    --           --            (4)           --          --         (4)
Unrealized loss on pension
  plan..........................    --           --        (4,290)           --          --     (4,290)
                                                                                             ---------
  Comprehensive loss............    --           --            --            --          --    (85,773)
Exchange of Capital for Series A
  redeemable preferred stock
  (see Note 7E).................    --      (22,500)           --            --          --    (22,500)
                                    --     --------      --------     ---------   ---------  ---------
BALANCE, JULY 1, 2005...........    --      188,018       (10,294)     (170,528)   (220,523)  (213,327)
                                    ==     ========      ========     =========   =========  =========
Net loss........................    --           --            --       (84,311)         --    (84,311)
Foreign currency translation....    --           --         3,680            --          --      3,680
Unrealized gain on pension
  plan..........................    --           --         5,027            --          --      5,027
                                                                                             ---------
  Comprehensive loss............    --           --            --            --          --    (75,604)
                                    --     --------      --------     ---------   ---------  ---------
BALANCE, JUNE 30, 2006..........    --      188,018        (1,587)     (254,839)   (220,523)  (288,931)
                                    ==     ========      ========     =========   =========  =========
Net loss........................    --           --            --       (61,314)         --    (61,314)
Foreign currency translation....    --           --         2,240            --          --      2,240
Unrealized gain on pension
  plan..........................    --           --        (7,520)           --          --     (7,520)
                                                                                             ---------
  Comprehensive loss............    --           --            --            --          --    (66,594)
Adjustment to initially apply
  FASB 158......................    --           --         7,898            --          --      7,898
                                    --     --------      --------     ---------   ---------  ---------
BALANCE, JUNE 29, 2007..........    --     $188,018      $  1,031     $(316,153)  $(220,523) $(347,627)
                                           ========      ========     =========   =========  =========




          See accompanying notes to consolidated financial statements.

                               TEKNI -- PLEX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED                                         JUNE 29, 2007   JUNE 30, 2006   JULY 1, 2005
-----------                                         -------------   -------------   ------------
                                                               (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................     $(61,314)       $(84,311)      $ (81,479)
  Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:
     Depreciation.................................       23,278          26,191          25,857
     Amortization.................................        5,736           5,805           6,796
     Goodwill impairment..........................           --          35,131              --
     Fixed assets disposal........................        2,026              --              --
     Unrealized gain on derivative contracts......         (243)         (3,800)         (8,287)
     Provision for bad debts......................        4,826           1,044           1,970
     Interest accretion...........................       11,538          15,228
     Deferred income taxes........................           59              30          21,247
     Gain on sale of assets.......................           --          (2,856)             --
     Changes in assets and liabilities
       Accounts receivable........................       11,537          (7,117)         (2,328)
       Inventories................................        3,954          (5,606)         20,601
       Prepaid expenses and other current assets..          327             678             960
       Other assets...............................           --              --            (561)
       Accounts payable and other current
          liabilities.............................       12,559          (8,139)         (6,491)
       Income taxes payable.......................          206            (341)          4,538
       Other liabilities..........................         (301)         16,864          (7,284)
                                                       --------        --------       ---------
Net cash provided by (used in) operating
  activities......................................       14,188         (11,199)        (24,461)
                                                       --------        --------       ---------
Cash flows from investing activities:
  Capital expenditures............................      (21,544)        (19,082)        (18,246)
  Additions to intangibles........................       (1,654)         (3,638)           (754)
  Proceeds from sale of assets....................           --           4,142              --
  Deposits and other assets.......................         (982)           (296)             --
                                                       --------        --------       ---------
Net cash (used in) investing activities...........      (24,180)        (18,874)        (19,000)
                                                       --------        --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments under line of credit.................      (41,000)        (25,000)       (113,200)
  Borrowings under line of credit.................       53,000          52,000          49,200
  Proceeds from long-term debt....................         (390)             --         146,318
  Proceeds from issue of Series A redeemable
     preferred stock..............................           --           5,423          32,322
  Repayments of long-term debt....................           --             (17)        (71,648)
  Debt financing costs............................          250             192         (10,720)
                                                       --------        --------       ---------
Net cash provided by financing activities.........       11,860          32,598          32,272
                                                       --------        --------       ---------
Effect of exchange rate changes on cash...........         (212)           (420)             38
                                                       --------        --------       ---------
Net increase (decrease) in cash and cash
  equivalents.....................................        1,656           2,105         (11,151)
Cash, and cash equivalents beginning of year......       20,689          18,584          29,735
                                                       --------        --------       ---------
Cash, and cash equivalents end of year............     $ 22,345        $ 20,689       $  18,584
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

     Pursuant to SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, the Company sold most of its European accounts receivable for a fee to a third-party factoring Company in fiscal 2007. The third-party factoring Company assumes the full risk of collection without recourse to the Company in the event of a loss.

     Management reviews accounts receivable on monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for possible losses. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for possible losses as of June 29, 2007 is adequate. However, actual write-offs might exceed the recorded allowance.

  INVENTORIES

     Inventories are stated at the lower of cost (weighted average) or market.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation and amortization are computed over the estimated useful lives of the assets primarily on the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. The costs of major additions and improvements are capitalized and maintenance and repairs that do not improve or extend the life of the respective assets are charged to operations as incurred.

  INTANGIBLE ASSETS (OTHER THAN GOODWILL)

     The cost of acquiring certain patents, trademarks, and customer lists is amortized using the straight-line method over their estimated useful lives, ranging from 5 to 17 years.

                                TEKNI-PLEX, INC.

  DEFERRED FINANCING COSTS

     The Company amortizes deferred financing costs incurred in connection with the Company's borrowings over the life of the related indebtedness utilizing the straight-line method, which approximates the interest method.

  INCOME TAXES

     Deferred income tax assets and liabilities are recognized for differences between the financial statement and income tax basis of assets and liabilities based upon statutory rates enacted for future periods. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  REVENUE RECOGNITION

     The Company recognizes revenue when title and risk of loss has transferred to the customer which is when goods are shipped to customers. The Company provides for returned goods, discounts and volume rebates on an estimated basis based upon agreements and past experience.

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

  FISCAL YEAR-END

     The Company utilizes a 52/53 week fiscal year ending on the Friday closest to June 30. The years ended June 29, 2007 and June 30, 2006 and July 1, 2005 each contained 52 weeks.

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

                                TEKNI-PLEX, INC.

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

  ENVIRONMENTAL LIABILITIES

     Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as "Other liabilities" at undiscounted amounts.

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

  COMPREHENSIVE LOSS

     SFAS No. 130, "Reporting Comprehensive Income" requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders' deficit, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income in 2007 are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans". Total comprehensive loss for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 is included in the Statement of Stockholders' deficit.

     The components of accumulated other comprehensive income (loss) includes:

                                                           JUNE 29,   JUNE 30,
                                                             2007       2006
                                                           --------   --------
Cumulative translation adjustment........................   $ 8,551    $ 6,311
Minimum pension liability, net...........................               (7,898)
Actuarial loss not yet recognized in cost (pension),
  net....................................................    (6,578)
Actuarial loss not yet recognized in cost
  (postretirement), net..................................      (942)
                                                            -------    -------
Accumulated other comprehensive income (loss)............   $ 1,031    $(1,587)
                                                            =======    =======



  STOCK BASED COMPENSATION

     The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS No. 123, the Company's net loss would not have increased significantly. The calculations were based on a risk free interest rate of 5.3%, expected volatility of 100%, a dividend yield of zero, and expected lives of 10 years.

                                TEKNI-PLEX, INC.

  DERIVATIVE INSTRUMENTS

     All derivative instruments, such as interest rate swaps, are recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current operations or stockholders' equity (as a component of accumulated other comprehensive income/loss), depending on whether a derivative instrument qualifies as a hedge transaction.

     In the normal course of business, Tekni-Plex is exposed to changes in interest rates. The objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on operations and cash flows. To achieve this objective, Tekni-Plex uses interest rate swaps and caps to hedge a portion of total long-term debt that is subject to variable interest rates. These derivative contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable-rate debt obligations, however, they do not qualify for hedge accounting. Accordingly, the interest rate swaps are reflected at fair value in the Consolidated Balance Sheet and the related gains or losses on these contracts are recorded as an unrealized gain or loss from derivative instruments in the Consolidated Statements of Operations. These are the only derivative instruments held by Tekni-Plex as of June 29, 2007. The fair value of derivative contracts are determined based on quoted market values obtained from a third party.

     In June 2000, Tekni-Plex had $344,000 of term loans outstanding with variable rates of interest tied to LIBOR. These loans, which originally had maturity dates ranging from June 2007 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on a 3 month dollar LIBOR on an aggregate of $344,000 amount of indebtedness. The amortization schedule on the term loans was the same as the amortization schedule on the swaps. As of June 29, 2007 the notional amount of the swaps is $143,350.

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

     The aggregate fair market value of these interest rate swaps and cap contracts was $(736) and $(979) on June 29, 2007 and June 30, 2006 respectively, and is included in other liabilities on the Consolidated Balance Sheet. For the years ended June 29, 2007, June 30, 2006 and July 1, 2005, Tekni-Plex recognized unrealized gains of $243, $3,800 and $8,287, respectively.

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

     The Company completed its year-end analysis of goodwill and has concluded that there is no impairment charge as of June 29, 2007. In fiscal year 2006, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations.

                                TEKNI-PLEX, INC.

  NEW ACCOUNTING PRONOUNCEMENTS

     SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, which requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company's statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. The Company's adoption of SFAS No. 158 effective for fiscal year ended June 29, 2007 resulted in an adjustment of $7,898 to the opening balance of accumulated other comprehensive loss.

     FIN No. 48, Accounting for Uncertain Tax Positions -- An Interpretation of FASB Statement No. 109

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of a tax position taken or expected to be taken in a tax return. In addition, this interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN No. 48 may have on its statements of operations and financial position.

  SFAS No. 157, Fair Value Measurements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 157 may have on its statements of operations and financial position.

     SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115

     The FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115" ("SFAS No. 159") in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of FASB

                                TEKNI-PLEX, INC.

Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of SFAS No. 159 may have on its statements of operations and financial position.

2.  RECAPITALIZATION

     In June 2000, the Company entered into a Recapitalization (the "Recapitalization") with certain of its stockholders, whereby the Company purchased approximately 51% of its outstanding stock for approximately $220,500 including related transaction fees. This stock has been reflected as treasury stock in the accompanying balance sheet.

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

     (b) In July 2002, the Company acquired substantially all the net assets of Elm Packaging Company ("ELM") for $16,762. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The financial results of Elm are included in the Packaging segment. The acquisition was recorded under the purchase method. In connection with the acquisition, the Company incurred an integration reserve of $4.5 million. The components of the Integration reserve and activity through June 29, 2007 was as follows:

                             BALANCE      COSTS     BALANCE      COSTS      BALANCE      COSTS      BALANCE
                             JULY 2,   CHARGED TO   JULY 1,   CHARGED TO   JUNE 30,   CHARGED TO   JUNE 29,
                               2004      RESERVE      2005      RESERVE      2006       RESERVE      2007
                             -------   ----------   -------   ----------   --------   ----------   --------
Legal and environmental
  liability................   $1,163       $19       $1,144       $26       $1,118        $2        $1,116
                              ------       ---       ------       ---       ------        --        ------
                              $1,163       $19       $1,144       $26       $1,118        $2        $1,116
                              ======       ===       ======       ===       ======        ==        ======



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

                                TEKNI-PLEX, INC.

     In connection with the acquisition, the Company incurred an integration reserve of $10 million. The components of the Integration reserve and activity through June 29, 2007 was as follows:

                                            COSTS               COSTS                COSTS
                                 BALANCE   CHARGED   BALANCE   CHARGED    BALANCE   CHARGED    BALANCE
                                 JULY 2,      TO     JULY 1,      TO     JUNE 30,      TO     JUNE 29,
                                   2004    RESERVE     2005    RESERVE     2006     RESERVE     2007
                                 -------   -------   -------   -------   --------   -------   --------
Legal and environmental........   $1,281     $316      $965      $216      $749       $139      $610
                                  ------     ----      ----      ----      ----       ----      ----
                                  $1,281     $316      $965      $216      $749       $139      $610
                                  ======     ====      ====      ====      ====       ====      ====



4.  INVENTORIES

     Inventories are summarized as follows:

                                                         JUNE 29,   JUNE 30,
                                                           2007       2006
                                                         --------   --------
Raw materials..........................................  $ 56,561   $ 60,715
Work-in-process........................................    13,318     12,834
Finished goods.........................................    62,005     62,209
                                                         --------   --------
                                                         $131,884   $135,758
                                                         ========   ========



5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                               JUNE 29,   JUNE 30,     ESTIMATED
                                                 2007       2006      USEFUL LIVES
                                               --------   --------   -------------
Land.........................................  $ 15,832   $ 15,832
Building and improvements....................    61,959     61,299   25 - 40 years
Machinery and equipment......................   278,636    263,088    5 - 10 years
Furniture and fixtures.......................    11,703     10,937    5 - 10 years
Construction in progress.....................    10,316      8,666
                                               --------   --------
                                                378,446    359,822
Less accumulated depreciation................   214,419    192,035
                                               --------   --------
                                               $164,027   $167,787
                                               ========   ========



6.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                         JUNE 29,   JUNE 30,
                                                           2007       2006
                                                         --------   --------
Goodwill...............................................  $167,284   $167,284
Customer list and non-compete agreement................     9,340      8,541
Patents................................................     2,893      2,361
                                                         --------   --------
                                                          179,517    178,186
Less accumulated amortization..........................     8,116      6,806
                                                         --------   --------
                                                         $171,401   $171,380
                                                         ========   ========


                                TEKNI-PLEX, INC.

     Amortization of customer list and non-compete agreement will be $1,765 annually through the first quarter of 2007. Patents will be amortized $280 annually. Amortization is expected to continue at this amount until 2010 when it will begin to decline. Accumulated amortization for customer list and patents at June 29, 2007 and June 30, 2006 were $6,569, $5,472, and $1,547, and $1,334, respectively. A $35,131 impairment charge was recorded related to our Swan garden hose operations in the second quarter of fiscal 2006. Goodwill was also increased by $3,883 to reflect the recognition of a tax liability at our Belgian subsidiary that existed prior to our acquisition of this subsidiary.

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                               JUNE 29,   JUNE 30,
SENIOR DEBT (A):                                                 2007       2006
----------------                                               --------   --------
Revolving line of credit Term notes..........................  $ 51,000   $ 39,000
  Senior Subordinated Notes issued June 21, 2000 at 12- 3/4%, due June 15, 2010 (less unamortized discount of $1,129
     and $1,506)(B)..........................................   273,871    273,494
Senior Subordinated Notes issued May 2002 at 12- 3/4%, due
  June 15, 2010 (less unamortized premium of $212 and
  $287)(B)...................................................    40,212     40,287
Senior Secured Notes issued November 21, 2003 at 8- 3/4% ,
  due November 15, 2013 (less unamortized discount of $4,853
  and $5,609)(C).............................................   270,080    269,391
Senior Secured Notes issued June 10, 2005 at 10.875% due
  August 15, 2012 (less unamortized discount of $2,433 and
  $2,904)(D).................................................   147,530    147,096
Series A Redeemable Preferred Stock(E).......................    86,033     75,473
Other, primarily foreign term loans, with interest rates
  ranging from 4.44% to 5.44% and maturities from 2007 to
  2013.......................................................     4,568      4,880
                                                               --------   --------
                                                                873,294    849,621
Less: Current maturities.....................................       876      1,241
                                                               --------   --------
                                                               $872,418   $848,380
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

     The asset based facility includes a $25,000 letter of credit sub facility. As of September 21, 2007 we have $10.8 million of letters of credit outstanding related to workmen's compensation insurance. Amounts borrowed under our new asset based facility will be used for general corporate and working capital purposes. The commitments under our asset based facility will terminate on the fourth anniversary of the closing date, at which time all loans outstanding under the new asset based facility will become due and payable.

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

                                TEKNI-PLEX, INC.

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

(B)  SENIOR SUBORDINATED NOTES

     In June 2000 and May 2002, we respectively issued $275.0 million and $40.0 million aggregate principal amount of 12 3/4% senior subordinated notes due June 15, 2010. These notes are our senior subordinated unsecured obligations and are guaranteed by each of our existing and future domestic restricted subsidiaries with assets or stockholders' equity in excess $25,000. The senior subordinated notes bear interest at an annual rate of 12 3/4%, payable semiannually on each June 15 and December 15.

     The senior subordinated notes are subject to redemption, in whole or in part, at our option, at any time on or after June 15, 2005 at the redemption prices described below if redeemed during the twelve month period commencing June 15 in the years set forth below:

                                                                REDEMPTION
PERIOD                                                             PRICE
------                                                          ----------
2007..........................................................    102.125%
2008 and thereafter...........................................    100.000%

                                TEKNI-PLEX, INC.

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

(C)  SENIOR SECURED NOTES DUE 2013

     We issued $275,000 senior secured notes on November 21, 2003. Interest on those senior secured notes accrues at the rate of 8 3/4% per annum and is payable semi-annually in arrears on May 15 and November 15 of each year, beginning May 15, 2004. The 2013 Notes will mature on November 15, 2013.

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

                                TEKNI-PLEX, INC.

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

     Pursuant to a registration rights agreement that we and our subsidiary guarantors entered into in connection with our existing senior secured notes, we and our subsidiary guarantors have filed a registration agreement with the SEC relating to an offer to exchange or register the senior secured notes and guarantees for publicly tradable notes and guarantees having substantially identical terms. The registration statement has been declared effective by the SEC. As a result, we are no longer required to pay liquidated damages in an amount equal to 1.0% of the principal amount of the senior secured notes per annum.

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

                                TEKNI-PLEX, INC.

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

                                TEKNI-PLEX, INC.

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

          (vi) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that (A) is for relief against the Company or any of its Significant Subsidiaries in an involuntary case, appoints a custodian of the Company or any of its Significant Subsidiaries or for all or substantially all of the property of the Company or any of its Significant Subsidiaries, or (C) orders the liquidation of the Company or any of its Significant Subsidiaries, and in each case, the order or decree remains unstayed and in effect for sixty (60) consecutive days;

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

                                TEKNI-PLEX, INC.

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

     Scheduled principal payments on debt over the next five years and thereafter are as follows:

2008...........................................................  $    876
2009...........................................................    51,440
2010...........................................................   314,426
2011...........................................................       324
2012...........................................................       317
Thereafter.....................................................   505,911
                                                                 --------
                                                                 $873,294


     The Company believes the recorded value of long-term debt approximates fair value.

                                TEKNI-PLEX, INC.

8.  INCOME TAXES

     The provision for income taxes is summarized as follows:

                                                    JUNE 29,   JUNE 30,   JULY 1,
YEARS ENDED                                           2007       2006       2005
-----------                                         --------   --------   -------
Current:
  Federal.........................................   $   --     $ (102)   $    --
  Foreign.........................................    4,253      4,408      4,652
  State and local.................................      150        106        348
                                                     ------     ------    -------
                                                     $4,403     $4,412    $ 5,000
                                                     ------     ------    -------
Deferred:
  Federal.........................................       --         --     21,530
  Foreign.........................................    1,382        565       (283)
  State and local.................................       --         --         --
                                                     ------     ------    -------
                                                      1,382        565     21,247
                                                     ------     ------    -------
Provision (benefit) for income taxes..............   $5,785     $4,977    $26,247
                                                     ======     ======    =======



     The components of income (loss) before income taxes are as follows:

                                                  JUNE 29,   JUNE 30,    JULY 1,
YEARS ENDED                                         2007       2006       2005
-----------                                       --------   --------   --------
Domestic........................................  $(73,170)  $(91,860)  $(66,900)
Foreign.........................................    17,641     12,526     11,668
                                                  --------   --------   --------
                                                  $(55,529)  $(79,334)  $(55,232)
                                                  ========   ========   ========



     The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal rates due to the following:

                                                  JUNE 29,   JUNE 30,    JULY 1,
YEARS ENDED                                         2007       2006       2005
-----------                                       --------   --------   --------
Provision (benefit) for Federal income taxes at
  statutory rate................................  $(18,880)  $(26,974)  $(18,779)
State and local income taxes,...................        99         --
  net of Federal benefit........................        --     (3,142)    (2,187)
Non-deductible goodwill impairment..............        --     11,945         --
Non-deductible preferred stock interest
  accretion.....................................     3,256      4,845         --
Foreign tax rates in excess of Federal tax
  rate..........................................      (363)       714        402
Increase in Valuation Allowance.................     2,941     15,373     47,459
Foreign Dividends...............................     4,896
Expiration of NOLs..............................    12,170
Other, net......................................     1,666      2,216       (648)
                                                  --------   --------   --------
Provision (benefit) for income taxes............  $  5,785   $  4,977   $ 26,247
                                                  ========   ========   ========


                                TEKNI-PLEX, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          JUNE 29,   JUNE 30,
                                                            2007       2006
                                                          --------   --------
Current deferred taxes:
  Allowance for doubtful accounts.......................       870      1,416
  Inventory.............................................       724        855
  Net operating loss carryforwards......................     2,421      3,171
  Accrued expenses......................................     3,180      3,251
                                                           -------    -------
     Total current deferred tax assets..................     7,195      8,693
                                                           -------    -------
Long-term deferred taxes:
  Net operating loss carryforwards......................   111,292    104,647
  Accrued pension and post-retirement...................     2,949      2,822
  Unrealized loss on derivative contracts...............       280        372
  Unrealized loss of pension plan.......................     2,858      3,001
  Difference in book and tax basis of assets............      (609)      (609)
  Difference in depreciation............................   (15,570)   (15,633)
  Goodwill -- deductible for tax purposes...............   (12,053)    (9,740)
  Other expenses........................................       722        570
  Other foreign.........................................    (1,637)    (3,019)
                                                           -------    -------
     Total long-term net deferred tax assets............    88,232     82,411
                                                           -------    -------
     Total current and long term deferred tax assets....    95,427     91,104
Valuation allowance.....................................   (97,064)   (94,123)
                                                           -------    -------
Total long-term net deferred tax assets/(liabilities)...    (1,637)    (3,019)
                                                           =======    =======



  NET OPERATING LOSSES

     The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss ("NOL") carryforwards of approximately $308,000. These NOL's expire at various dates from 2009 through 2026. Approximately $63,000 of the NOL's are as a result of the acquisition of PureTec in 1997 (the "PureTec NOL's"). The PureTec NOL's are subject to the change of ownership annual limitation of approximately $5,600. As a result of this limitation the Company can utilize a maximum of $63,000 of PureTec NOL's.

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

                                TEKNI-PLEX, INC.

9.  EMPLOYEE BENEFIT PLANS

     The following disclosures reflect the Company's adoption of SFAS 158 effective for the fiscal year ended June 29, 2007:

  (A)  SAVINGS PLANS

     i. The Company maintains a discretionary 401(k) plan covering all eligible employees with at least one year of service.

     The Company determines matching contributions to the plan each year, not to exceed 2% of the employee's eligible compensation. Contributions for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, amounted to $1,054, $1,105 and $1,081, respectively.

  (B)  PENSION PLANS

     Prior to January 1, 2007, the Company had three pension plans as follows:

          i. The Burlington subsidiary had a noncontributory defined benefit pension plan that covered substantially all hourly compensated employees covered by a collective bargaining agreement, who have completed one year of service. The funding policy of the Company was to make contributions to this plan based on actuarial computations of the minimum required contribution for the plan year.

          ii. The Company also maintained a noncontributory defined benefit pension plan that covered substantially all noncollective bargaining unit employees of Plastics, Specialties and Technology and Burlington Resins, who have completed one year of service and were not participants in any other pension plan required by applicable regulations. The funding policy of the Company was to make contributions to the plan based on actuarial computations of the minimum required contribution for the plan year. On September 8, 1998, the Company approved a plan to freeze this defined benefit pension plan effective September 30, 1998.

          iii. The Company also had a defined benefit pension plan for the benefit of all employees having completed one year of service with Dolco Packaging Corporation ("Dolco"). The funding policy of the Company was to make the minimum required contribution for the plan year required by applicable regulations. Dolco's Board of Directors approved a plan to freeze this defined benefit pension plan on June 30, 1987, at which time benefits ceased to accrue. The Company has not been required to contribute to the plan since 1990.

     On January 1, 2007, the three plans were combined to become the Tekni-Plex, Inc. Pension Plan ("The Plan").

     The components of net periodic pension costs are as follows:

                                                YEAR ENDED   YEAR ENDED   YEAR ENDED
                                                 JUNE 29,     JUNE 30,      JULY 1,
                                                   2007         2006         2005
                                                ----------   ----------   ----------
Service cost..................................    $   129      $   161      $   125
Interest cost on projected benefit
  obligation..................................      1,507        1,379        1,479
Expected actual return on plan assets.........     (1,582)      (1,505)      (1,581)
Amortization of unrecognized:
  Prior service cost..........................         12           12           12
  Net loss....................................        488          823          527
                                                  -------      -------      -------
Net pension cost..............................    $   554      $   870      $   562
                                                  =======      =======      =======


                                TEKNI-PLEX, INC.

                                                        YEAR ENDED   YEAR ENDED
                                                         JUNE 29,     JUNE 30,
                                                           2007         2006
                                                        ----------   ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period.....    $24,732      $28,798
Service cost..........................................        129          161
Interest cost.........................................      1,508        1,380
Actuarial loss(gain)..................................        686       (4,451)
Benefits paid.........................................     (1,461)      (1,156)
                                                          -------      -------
Projected benefit obligation, end of period...........     25,594       24,732

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period........     19,039       18,478
Actual return on plan assets..........................      3,152        1,217
Company contributions.................................      1,479          500
Benefits paid.........................................     (1,461)      (1,156)
                                                          -------      -------
Plan assets at fair value, end of period..............     22,209       19,039
                                                          -------      -------
Funded status of the Plan.............................    $(3,385)     $(5,693)
                                                          =======      =======



     Amounts recognized in the consolidated balance sheet as of June 29, 2007

                                                                  JUNE 29,
                                                                    2007
                                                                  --------
Other non-current liabilities...................................   $(3,385)
                                                                   -------
Net pension liability, end of fiscal year.......................   $(3,385)
                                                                   =======



     Amounts recognized in accumulated other comprehensive income

                                                                  JUNE 29,
                                                                    2007
                                                                  --------
Net actuarial loss..............................................   $6,526
Prior service cost..............................................       52
                                                                   ------
Total...........................................................   $6,578
                                                                   ======



     The expected long-term rate of return on the Plan assets were 8.25% and 8.5% at June 29, 2007 and June 30, 2006, respectively, except for the Dolco plan which had a long-term rate of return of 7.5% at June 30, 2006. The discount rates were 6.00% and 6.25% for the same periods.

  (C)  POST-RETIREMENT BENEFITS

     In addition to providing pension benefits, the Company also sponsors the Burlington Retiree Welfare Plan, which provides certain healthcare benefits for retired employees of the Burlington division who were employed on an hourly basis, covered under a collective bargaining agreement and retired prior to July 31, 1997. Those employees and their families became eligible for these benefits after the employee completed five years of service, if retiring at age fifty-five, or at age sixty-five, the normal retirement age. Post-retirement healthcare benefits paid for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 amounted to $217, $211 and $369, respectively, net of retiree contributions.

                                TEKNI-PLEX, INC.

     Net periodic post-retirement benefit costs are as follows:

                                                        YEAR ENDED   YEAR ENDED
                                                         JUNE 29,     JUNE 30,
                                                           2007         2006
                                                        ----------   ----------
Service cost..........................................     $198         $221
Interest cost.........................................      312          273
Prior service cost....................................       20           20
Net loss..............................................       72          153
                                                           ----         ----
  Net post-retirement benefit cost....................     $602         $667
                                                           ====         ====




                                                        YEAR ENDED   YEAR ENDED
                                                         JUNE 29,     JUNE 30,
                                                           2007         2006
CHANGE IN PROJECTED BENEFIT OBLIGATION                  ----------   ----------
Projected benefit obligation, beginning of period.....    $ 5,155      $ 5,584
Service cost..........................................        198          221
Interest cost.........................................        312          273
Retiree contributions.................................          4           15
Actuarial (gain)......................................       (335)        (726)
Benefits paid.........................................       (217)        (211)
                                                          -------      -------
Projected benefit obligation, end of period...........    $ 5,117      $ 5,156
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period........         --           --
Retiree contributions.................................          4           15
Company contributions.................................        213          196
Benefits paid.........................................       (217)        (211)
                                                          -------      -------
Plan assets at fair value, end of period..............         --           --
                                                          -------      -------
Funded status of the Plan.............................    $(5,117)     $(5,156)
                                                          =======      =======



     Amounts recognized in the consolidated balance sheet as of June 29, 2007

                                                                  JUNE 29,
                                                                    2007
                                                                  --------
Current liabilities.............................................   $  (383)
Noncurrent liabilities..........................................    (4,734)
                                                                   -------
Net pension liability, end of fiscal year.......................   $(5,117)
                                                                   =======



     Amounts recognized in accumulated other comprehensive income

                                                                  JUNE 29,
                                                                    2007
                                                                  --------
Net actuarial loss..............................................    $853
Prior service cost..............................................      89
                                                                    ----
Total...........................................................    $942
                                                                    ====



     The accumulated post-retirement benefit obligation was determined using a 6.00% and 6.25% discount rate for the periods presented. The healthcare cost trend rate for medical benefits was changed from a flat

                                TEKNI-PLEX, INC.

6.00% as of June 28, 2002 to a graded trend started at 12% for 2003 and decreasing 1% each year to 6.00% in 2009 and then to an ultimate rate of 5.00% for 2012 and beyond. The healthcare cost trend rate assumption has a significant effect on the amounts reported. A 1% increase in healthcare trend rate would increase the accumulated post-retirement benefit obligation by $321 and $596 and increase the service and interest components by $70 and $66 at June 29, 2007 and June 30, 2006, respectively.

     The Company's plan asset allocation at 2007 and 2006 and target allocation for 2008 are as follows:

                                                                      PERCENTAGE
                                                                       OF PLAN
                                                          TARGET        ASSETS
                                                        ALLOCATION   -----------
SECURITY TYPE                                              2008      2007   2006
-------------                                           ----------   ----   ----
Guaranteed Investment Contract........................        0%        0%     6%
Fixed Income Securities...............................       35%       40%     0%
Equity Securities.....................................       65%       60%    51%
Debt Securities.......................................        0%        0%    43%
                                                            ---       ---    ---
Total Plan Assets.....................................      100%      100%   100%
                                                            ===       ===    ===



     The Company's investment policy is to invest in stock and balanced funds of mutual fund and insurance companies to preserve principal while at the same time establish a minimum rate of return of approximately 5%. No more than one-third of the total plan assets are placed in any one fund.

     The expected long-term rate-of-return-on-assets is 8%. This return is based upon the historical performance of the currently invested funds.

     The benefits expected to be paid for each of the next five years and in the aggregate for each of the plans for the following five years are:

2008...........................................................  $ 1,712
2009...........................................................    1,914
2010...........................................................    2,032
2011...........................................................    2,128
2012...........................................................    2,223
2013-2017......................................................   11,635


10.  STOCK OPTIONS

     In January 1998, the Company adopted an incentive stock plan (the "Stock Incentive Plan"). Under the Stock Incentive Plan, 45.8 shares are available for awards to employees of the Company. Options are granted at fair market value on the date of grant. As of July 2, 1999 options to purchase 38.2 shares of common stock were outstanding at weighted-average exercise price of $177 thousand. During 2001 options were granted to purchase 4.0 shares of common stock at weighted average exercise prices of $559 thousand per share. During 2003 options to purchase 2.0 shares of common stock at a weighted average exercise price of $177 thousand were forfeited and options to purchase 2.0 shares of common stock at a weighted average exercise price of $680 thousand were issued. In fiscal 2006, options to purchase up to 16.0 shares of common stock with a strike price of $43 thousand per share were issued and options to purchase 2.0 share with a strike price of $680 thousand were forfeited 10 options were issued in fiscal 2007 with an average exercise price of $43,681. The Company determined that the fair value of these options was nominal. The options are subject to vesting provisions, as determined by the Board of Directors, and generally vest 100% five years from grant date and expire 10 years from date of grant.

                                TEKNI-PLEX, INC.

     At June 29, 2007, 42.1 options were outstanding, 16.1 options were exercisable and no options have been exercised.

11.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

     (a) The Company leases building space and certain equipment in approximately 33 locations throughout the United States, Canada and Europe. At June 29, 2007, the Company's future minimum lease payments are as follows:

2008...........................................................  $12,793
2009...........................................................    9,140
2010...........................................................    6,819
2011...........................................................    5,893
2012...........................................................    5,548
Thereafter.....................................................   13,077
                                                                 -------
                                                                 $53,270


     Rent expense, including escalation charges, amounted to approximately $10,016 and $8,447 for the years ended June 29, 2007 and June 30, 2006, respectively.

     (b) The Company has an employment contract with one officer, providing a minimum annual salary of $4.0 million with no mandatory bonuses. The two year agreement expires in 2007.

  CONTINGENCIES

     (a) The Company is a party to various legal proceedings arising in the normal conduct of business, including compliance with environmental regulations and foreign tax matters. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     (b) In January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.2 million at current exchange rates, have been fully accrued for as of June 29, 2007.

     (c) We are subject to environmental laws requiring the investigation and cleanup of environmental contamination. In addition to remediation being undertaken by third parties at a limited number of our locations, we are currently remediating contamination resulting from past industrial activity at two of our New Jersey facilities which we acquired from PureTec in 1998. This remediation is being conducted pursuant to the requirements of New Jersey's Industrial Site Recovery Act which were triggered by the 1998 PureTec transaction. If any other events were to occur in the future that would be deemed to have effected a "change of control" of any of our New Jersey facilities as defined under New Jersey's Industrial Site Recovery Act, we would be required to take additional actions to comply with such statute, including possibly additional

                                TEKNI-PLEX, INC.

investigations and remediation. We also are conducting remediation at a formerly-owned New Jersey facility under a voluntary cleanup agreement with the state.

     We recently voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, OH facility. We have installed additional pollution controls at this facility and we are currently in compliance with our air permit. We may also be required to pay a fine, but we cannot predict whether such a fine will be imposed, or if so, in what amount.

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

     As of June 29, 2007 we had a $1.4 million reserve in our financial statements to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $500,000 and the reserves described in Note 14 related to our Elm and Swan acquisitions.

     Although we believe that, based on historical experience, the costs of achieving and maintaining compliance with environmental laws and regulations are unlikely to have a material adverse effect on our business, we could incur significant fines, penalties, capital costs or other liabilities associated with any confirmed noncompliance or remediation of contamination or natural resource damage liability at or related to any of our current or former facilities, the precise nature of which we cannot now predict. Furthermore, we cannot assure you that future environmental laws or regulations will not require substantial expenditures by us or significant modifications or our operations.

12.  CONCENTRATIONS OF CREDIT RISKS

     Financial instruments that potentially subject the of Company to significant concentrations of credit risk consist principally cash deposits and trade accounts receivable.

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

                                TEKNI-PLEX, INC.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

  CASH PAID

                                                   JUNE 29,   JUNE 30,   JULY 1,
YEARS ENDED                                          2007       2006       2005
-----------                                        --------   --------   -------
Interest.........................................   $89,544    $82,054   $86,406
                                                    -------    -------   -------
Income taxes.....................................     5,417      3,129   $ 4,546
                                                    =======    =======   =======
Non-Cash Financing Activities:
Exchange of Capital for Series A Redeemable
  Preferred Stock................................        --         --   $22,500


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

     Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                           TUBING
YEAR END JUNE 29, 2007                    PRODUCTS   PACKAGING     OTHER     TOTALS
----------------------                    --------   ---------   --------   --------
Revenues from external customers........  $205,632    $405,429   $162,276   $773,337
Interest expense........................    49,013      33,310     22,145    104,468
Depreciation and amortization...........     5,573      15,309      7,112     27,994
Segment income (loss) from operations...     4,588      66,331       (988)    69,931
Goodwill................................    70,099      78,641     18,544    167,284
Segment assets..........................   239,110     275,214    121,877    636,201
Expenditures for segment fixed assets...     4,276      13,050      3,605     20,931



                                           TUBING
YEAR END JUNE 30, 2006                    PRODUCTS   PACKAGING     OTHER     TOTALS
----------------------                    --------   ---------   --------   --------
Revenues from external customers........  $215,801    $374,063   $152,819   $742,683
Interest expense........................    49,139      33,524     22,168    104,831
Depreciation and amortization...........     9,039      14,344      7,590     30,973
Segment income (loss) from operations...   (30,538)     63,569      3,015     36,046
Goodwill................................    70,099      78,641     18,544    167,284
Segment assets..........................   248,532     263,843    142,606    654,981
Expenditures for segment fixed assets...     3,959      10,247      4,275     18,481

                                TEKNI-PLEX, INC.

                                           TUBING
YEAR END JULY 1, 2005                     PRODUCTS   PACKAGING     OTHER     TOTALS
---------------------                     --------   ---------   --------   --------
Revenues from external customers........  $213,052    $348,675   $133,797   $695,524
Interest expense........................    42,188      28,662     19,049     89,899
Depreciation and amortization...........     9,311      15,255      7,063     31,629
Segment income(loss) from operations....    (6,473)     48,967     (1,239)    41,255
Goodwill................................   108,593      63,943     25,996    198,532
Segment assets..........................   295,176     255,827    132,166    683,169
Expenditures for segment fixed assets...     2,481      10,886      4,219     17,586

                                TEKNI-PLEX, INC.

                                                 JUNE 29,   JUNE 30,    JULY 1,
YEARS ENDED                                        2007       2006       2005
-----------                                      --------   --------   --------
OPERATING PROFIT
Total operating profit for reportable segments
  before
  income taxes.................................  $ 69,931   $ 36,046   $ 41,255
Corporate and eliminations.....................   (18,928)   (17,086)   (17,069)
                                                 --------   --------   --------
  Consolidated total...........................  $ 51,003   $ 18,960   $ 24,186
                                                 ========   ========   ========
ASSETS
Total assets from reportable segments..........  $636,201   $654,981   $683,169
Other unallocated amounts......................     3,092      8,374      8,526
                                                 --------   --------   --------
  Consolidated total...........................  $639,293   $663,355   $691,695
                                                 ========   ========   ========
DEPRECIATION AND AMORTIZATION
Segment totals.................................  $ 27,994   $ 30,973   $ 31,629
Corporate......................................     1,020      1,024      1,024
                                                 --------   --------   --------
  Consolidated total...........................  $ 29,014   $ 31,997   $ 32,653
                                                 ========   ========   ========
EXPENDITURES FOR SEGMENT FIXED ASSETS
Segment totals.................................  $ 20,931   $ 18,481   $ 17,586
Other unallocated expenditures.................       613        601        660
                                                 --------   --------   --------
Consolidated total.............................  $ 21,544   $ 19,082   $ 18,246
                                                 ========   ========   ========
REVENUES GEOGRAPHIC INFORMATION
United States..................................  $642,029   $641,661   $594,145
Canada.........................................    17,328     13,603     18,832
China & Argentina..............................     8,557      4,333      2,805
Europe, primarily Belgium......................   105,423     83,086     79,742
                                                 --------   --------   --------
  Total........................................  $773,337   $742,683   $695,524
                                                 ========   ========   ========
LONG-LIVED ASSETS GEOGRAPHIC INFORMATION
United States..................................  $302,687   $320,630   $364,864
Canada.........................................     8,483      9,582      9,552
China & Argentina..............................     4,028      2,466        427
Europe.........................................    35,237     23,168     24,423
                                                 --------   --------   --------
  Total........................................  $350,435   $355,846   $399,266
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

     For each of the three years in the period ended June 29, 2007 no single customer represented at least 10% of sales.

                                TEKNI-PLEX, INC.

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

  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- FOR THE YEAR ENDED JUNE 29, 2007

                                                                    NON-
                                          ISSUER    GUARANTORS   GUARANTORS     TOTAL
                                         --------   ----------   ----------   --------
Sales, net.............................  $198,203    $443,826     $131,308    $773,337
Cost of sales..........................   147,572     411,218       97,360     656,150
                                         --------    --------     --------    --------
Gross profit...........................    50,631      32,608       33,948     117,187
Selling, general and administrative....    26,072      26,766       11,631      64,469
Integration expense....................       712       1,003           --       1,715
                                         --------    --------     --------    --------
Income (loss) from operations..........    23,847       4,839       22,317      51,003
Interest expense, net..................   104,282          (1)         187     104,468
Unrealized loss (gain) on derivative
  contract.............................      (243)         --           --        (243)
Other expense (income).................    (1,650)       (532)       4,489       2,307
                                         --------    --------     --------    --------
Income (loss) before provision for
  income taxes.........................   (78,542)      5,372       17,641     (55,529)
Provision for income taxes.............       150          --        5,635       5,785
                                         --------    --------     --------    --------
Net income (loss)......................  $(78,692)   $  5,372     $ 12,006    $(61,314)
                                         ========    ========     ========    ========


                                TEKNI-PLEX, INC.

  CONDENSED CONSOLIDATING BALANCE SHEET -- AT JUNE 29, 2007

                                                                 NON-
                                      ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                    ----------   ----------   ----------   ------------   ---------
CURRENT ASSETS....................  $   37,002    $185,019     $ 66,837     $        --   $ 288,858
Property, plant and equipment,
  net.............................      39,203      97,873       26,951              --     164,027
Intangible assets.................      16,995     145,793        8,613              --     171,401
Investment in subsidiaries........     568,642          --           --        (568,642)         --
Deferred financing costs, net.....      11,944          --           --              --      11,944
Other long-term assets............     438,409     424,167          844        (860,357)      3,063
                                    ----------    --------     --------     -----------   ---------
  TOTAL ASSETS....................  $1,112,195    $852,852     $103,245     $(1,428,999)  $ 639,293
                                    ==========    ========     ========     ===========   =========
CURRENT LIABILITIES...............      37,916      30,642       36,781                     105,339
Long-term debt....................     782,693          29        3,663              --     786,385
Preferred stock...................      86,033          --           --              --      86,033
Other long-term liabilities.......     569,565     298,846        1,109        (860,357)      9,163
                                    ----------    --------     --------     -----------   ---------
  Total Liabilities...............   1,476,207     329,517       41,553        (860,357)    986,920
                                    ----------    --------     --------     -----------   ---------
Additional paid-in capital........     188,018     296,764       20,251        (317,015)    188,018
Retained earnings (accumulated
  deficit)........................    (316,154)    215,546       36,082        (251,627)   (316,153)
Accumulated other comprehensive
  (income) loss...................      (1,216)     (6,460)       8,707              --       1,031
Treasury stock....................    (220,523)         --           --              --    (220,523)
                                    ----------    --------     --------     -----------   ---------
  Total stockholders' deficit.....    (349,875)    505,850       65,040        (568,642)   (347,627)
                                    ----------    --------     --------     -----------   ---------
  Total liabilities and
     stockholders' deficit........  $1,126,332    $835,367     $106,593     $(1,428,999)  $ 639,293
                                    ==========    ========     ========     ===========   =========


                                TEKNI-PLEX, INC.

  CONDENSED CONSOLIDATING CASH FLOWS -- FOR THE YEAR ENDED JUNE 29, 2007


                                                                    NON-
                                          ISSUER    GUARANTORS   GUARANTORS     TOTAL
                                         --------   ----------   ----------   --------
Net cash provided by (used in)
  operating activities:................  $(51,860)   $ 41,310     $ 24,738    $ 14,188
                                         --------    --------     --------    --------
Cash flows from investing activities:
  Capital expenditures.................    (4,614)    (11,487)      (5,443)    (21,544)
  Additions to intangibles.............    (2,342)      1,119         (431)     (1,654)
  Deposits and other assets............        --         417       (1,399)       (982)
                                         --------    --------     --------    --------
Net cash used in investing activities..    (6,956)     (9,951)      (7,273)    (24,180)
                                         --------    --------     --------    --------
Cash flows from financing activities:
  Repayments under line of credit......   (41,000)         --           --     (41,000)
  Borrowings under line of credit......    53,000          --           --      53,000
  Proceeds from long-term debt.........        --          --         (390)       (390)
  Debt financing.......................       250          --           --         250
  Change in intercompany accounts......    47,765     (30,051)     (17,714)         --
Net cash flows provided by (used in)
  financing activities.................    60,015     (30,051)     (18,104)     11,860
                                         --------    --------     --------    --------
Effect of exchange rate changes on
  cash.................................        --          --         (212)       (212)
                                         --------    --------     --------    --------
Net increase (decrease) in cash........     1,199       1,308         (851)      1,656
Cash, beginning of year................     4,250       4,895       11,544      20,689
                                         --------    --------     --------    --------
Cash, end of year......................  $  5,449    $  6,203     $ 10,693    $ 22,345
                                         ========    ========     ========    ========



  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- FOR THE YEAR ENDED JUNE 30, 2006

                                                                    NON-
                                          ISSUER    GUARANTORS   GUARANTORS     TOTAL
                                         --------   ----------   ----------   --------
Sales, net.............................  $196,727    $444,934     $101,022    $742,683
Cost of sales..........................   143,386     403,692       74,905     621,983
                                         --------    --------     --------    --------
Gross profit...........................    53,341      41,242       26,117     120,700
Selling, general and administrative....    25,798      60,444       10,248      96,490
Integration expense....................     1,494       3,756           --       5,250
                                         --------    --------     --------    --------
Income (loss) from operations..........    26,049     (22,958)      15,869      18,960
Interest expense, net..................   104,552         144          135     104,831
Unrealized loss (gain) on derivative
  contract.............................    (3,800)         --           --      (3,800)
Other (income) expense.................    (4,921)     (1,024)       3,208      (2,737)
                                         --------    --------     --------    --------
Loss (income) before provision for
  income taxes.........................   (69,782)    (22,078)      12,526     (79,334)
Provision for income taxes.............       (67)         71        4,973       4,977
                                         --------    --------     --------    --------
Net income (loss)......................  $(69,715)   $(22,149)    $  7,553    $(84,311)
                                         ========    ========     ========    ========


                                TEKNI-PLEX, INC.

  CONDENSED CONSOLIDATING BALANCE SHEET -- AT JUNE 30, 2006

                                                               NON-
                                    ISSUER     GUARANTORS   GUARANTORS   ELIMINATIONS     TOTAL
                                  ----------   ----------   ----------   ------------   ---------
CURRENT ASSETS.................   $   36,233    $203,580     $ 67,696     $        --   $ 307,509
Property, plant and equipment,
  net..........................       40,641     101,724       25,422              --     167,787
Intangible assets..............       14,929     147,109        9,342              --     171,380
Investment in subsidiaries.....      547,778          --           --        (547,778)         --
Deferred taxes.................        8,502      (8,502)          --                          --
Deferred financing costs, net..       14,502         116           --              --      14,618
Other long-term assets.........      418,403     283,922          452        (700,716)      2,061
                                  ----------    --------     --------     -----------   ---------
  TOTAL ASSETS.................   $1,080,988    $727,949     $102,912     $(1,248,494)  $ 663,355
                                  ==========    ========     ========     ===========   =========
CURRENT LIABILITIES............       33,085      28,800       30,209                      92,094
Long-term debt.................      769,268          --        3,639              --     772,907
Preferred stock................       74,495          --                           --      74,495
Other long-term liabilities....      492,811     205,765       14,930        (700,716)     12,790
                                  ----------    --------     --------     -----------   ---------
  Total Liabilities............    1,369,659     234,565       48,778        (700,716)    952,286
                                  ----------    --------     --------     -----------   ---------
Additional paid-in capital.....      188,011     294,585       18,951        (313,529)    188,018
Retained earnings (accumulated
  deficit).....................     (254,840)    205,381       28,869        (234,249)   (254,839)
Accumulated other comprehensive
  (income) loss................       (1,319)     (6,582)       6,314              --      (1,587)
Treasury stock.................     (220,523)         --           --              --    (220,523)
                                  ----------    --------     --------     -----------   ---------
  Total stockholders' deficit..     (288,671)    493,384       54,134        (547,778)   (288,931)
                                  ----------    --------     --------     -----------   ---------
  Total liabilities and
     stockholders' deficit.....   $1,080,988    $727,949     $102,912     $(1,248,494)  $ 663,355
                                  ==========    ========     ========     ===========   =========


                                TEKNI-PLEX, INC.

  CONDENSED CONSOLIDATING CASH FLOWS -- FOR THE YEAR ENDED JUNE 30, 2006

                                                                    NON-
                                          ISSUER    GUARANTORS   GUARANTORS     TOTAL
                                         --------   ----------   ----------   --------
Net cash provided by (used in)
  operating activities:................  $(49,790)   $ 27,864      $10,727    $(11,199)
                                         --------    --------      -------    --------
Cash flows from investing activities:
  Capital expenditures.................    (3,406)    (10,835)      (4,841)    (19,082)
  Cash proceeds from sale of assets....        --       4,142           --       4,142
  Additions to intangibles.............       263      (3,898)          (3)     (3,638)
  Deposits and other assets............        (3)       (260)         (33)       (296)
                                         --------    --------      -------    --------
Net cash used in investing activities..    (3,146)    (10,851)      (4,877)    (18,874)
                                         --------    --------      -------    --------
Cash flows from financing activities:
  Net borrowings (repayment) under line
     of credit.........................    27,000          --           --      27,000
  Proceeds from long-term debt.........        --          --          (17)        (17)
  Repayment of long-term debt..........        --          --           --          --
  Debt financing.......................      (237)         --          429         192
  Change in intercompany accounts......    18,029     (19,850)       1,821          --
  Proceeds from issuance of Series A
     redeemable preferred stock........     5,423          --           --       5,423
                                         --------    --------      -------    --------
Net cash flows provided by (used in)
  financing activities.................    50,215     (19,850)       2,233      32,598
                                         --------    --------      -------    --------
Effect of exchange rate changes on
  cash.................................        --          --         (420)       (420)
                                         --------    --------      -------    --------
Net increase (decrease) in cash........    (2,721)     (2,837)       7,663       2,105
Cash, beginning of year................     6,971       7,732        3,881      18,584
                                         --------    --------      -------    --------
Cash, end of year......................  $  4,250    $  4,895      $11,544    $ 20,689
                                         ========    ========      =======    ========


                                TEKNI-PLEX, INC.

  CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS -- FOR THE YEAR ENDED JULY 1, 2005

                                                                    NON-
                                          ISSUER    GUARANTORS   GUARANTORS     TOTAL
                                         --------   ----------   ----------   --------
Sales, net.............................  $180,687    $413,458     $101,379    $695,524
Cost of sales..........................   136,358     387,452       76,360     600,170
                                         --------    --------     --------    --------
Gross profit...........................    44,329      26,006       25,019      95,354
Selling, general and administrative....    25,872      25,289        9,529      60,690
Integration expense....................     2,399       8,079           --      10,478
                                         --------    --------     --------    --------
Income (loss) from operations..........    16,058      (7,362)      15,490      24,186
Interest expense, net..................    89,762          --          137      89,899
Unrealized loss (gain) on derivative
  contract.............................    (8,287)         --           --      (8,287)
Other expense (income).................    (4,021)     (1,858)       3,685      (2,194)
                                         --------    --------     --------    --------
Income (loss) before provision for
  income taxes.........................   (61,396)     (5,504)      11,668     (55,232)
Provision for income taxes.............    21,820          58        4,369      26,247
                                         --------    --------     --------    --------
Net income (loss)......................  $(83,216)   $ (5,562)    $  7,299    $(81,479)
                                         ========    ========     ========    ========



  CONDENSED CONSOLIDATING BALANCE SHEET -- AT JULY 1, 2005

                                                               NON-
                                      ISSUER    GUARANTORS  GUARANTORS  ELIMINATIONS    TOTAL
                                    ----------  ----------  ----------  ------------  ---------
CURRENT ASSETS....................  $   38,998   $192,614     $60,817    $        --  $ 292,429
Property, plant and equipment,
  net.............................      42,397    109,750      24,035             --    176,182
Intangible assets.................      15,268    179,210      10,164             --    204,642
Investment in subsidiaries........     562,374         --          --       (562,374)        --
Deferred financing costs, net.....      16,561        116          --             --     16,677
Other long-term assets............     379,589    214,261         203       (592,288)     1,765
                                    ----------   --------     -------    -----------  ---------
  TOTAL ASSETS....................  $1,055,187   $695,951     $95,219    $(1,154,662) $ 691,695
                                    ==========   ========     =======    ===========  =========
CURRENT LIABILITIES...............      27,709     39,040      24,862             --     91,611
Long-term debt....................     740,739         --       3,874             --    744,613
Preferred stock...................      54,822         --                         --     54,822
Other long-term liabilities.......     437,185    148,101      20,978       (592,288)    13,976
                                    ----------   --------     -------    -----------  ---------
  TOTAL LIABILITIES...............   1,260,455    187,141      49,714       (592,288)   905,022
                                    ----------   --------     -------    -----------  ---------
Additional paid-in capital........     187,999    296,783      16,765       (313,529)   188,018
Retained earnings (accumulated
  deficit)........................    (170,528)   222,736      26,109       (248,845)  (170,528)
Accumulated other comprehensive
  (income) loss...................      (2,216)   (10,709)      2,631             --    (10,294)
Treasury stock....................    (220,523)        --          --             --   (220,523)
                                    ----------   --------     -------    -----------  ---------
  TOTAL STOCKHOLDERS' DEFICIT.....    (205,268)   508,810      45,505       (562,374)  (213,327)
                                    ----------   --------     -------    -----------  ---------
  TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT........  $1,055,187   $695,951     $95,219    $(1,154,662) $ 691,695
                                    ==========   ========     =======    ===========  =========


                                TEKNI-PLEX, INC.

  CONDENSED CONSOLIDATING CASH FLOWS -- FOR THE YEAR ENDED JULY 1, 2005

                                                                    NON-
                                          ISSUER    GUARANTORS   GUARANTORS     TOTAL
                                         --------   ----------   ----------   --------
Net cash provided by (used in)
  operating activities:................  $(74,070)   $ 42,357     $  7,252    $(24,461)
                                         --------    --------     --------    --------
Cash flows from investing activities:
  Acquisitions.........................       (93)         --           --         (93)
  Capital expenditures.................    (3,826)    (13,027)      (1,393)    (18,246)
  Additions to intangibles.............      (331)       (241)         (89)       (661)
                                         --------    --------     --------    --------
Net cash used in investing activities..    (4,250)    (13,268)      (1,482)    (19,000)
                                         --------    --------     --------    --------
Cash flows from financing activities:
  Net borrowings (repayment) under line
     of credit.........................   (64,000)         --           --     (64,000)
  Proceeds from long-term debt.........   178,640          --           --     178,640
  Repayment of long-term debt..........   (70,943)         --         (705)    (71,648)
  Debt financing.......................   (10,720)         --           --     (10,720)
  Change in intercompany accounts......    40,424     (30,280)     (10,144)         --
                                         --------    --------     --------    --------
Net cash flows provided by (used in)
  financing activities.................    73,401     (30,280)     (10,849)     32,272
                                         --------    --------     --------    --------
Effect of exchange rate changes on
  cash.................................        --          --           38          38
                                         --------    --------     --------    --------
Net increase (decrease) in cash........    (4,919)     (1,191)      (5,041)    (11,151)
Cash, beginning of year................    11,890       8,923        8,922      29,735
                                         --------    --------     --------    --------
Cash, end of year......................  $  6,971    $  7,732     $  3,881    $ 18,584
                                         ========    ========     ========    ========



16.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                            FIRST         SECOND          THIRD     FOURTH
                                           QUARTER        QUARTER        QUARTER    QUARTER
                                          --------       --------       --------   --------
2007
Net sales...............................  $172,005       $156,106       $211,681   $233,545
Gross profit............................    26,935         26,163         34,098     29,991 (3)
Income (loss) from operations...........    11,036         11,236         17,169     11,562 (3)
Net (loss)..............................  $(14,872)(2)   $(15,661)      $(12,158)  $(18,623)(3)
                                          ========       ========       ========   ========
2006
Net sales...............................  $162,751       $152,396       $194,568   $232,968
Gross profit............................    18,508         22,474         36,914     42,804
Income (loss) from operations...........     1,437        (27,987)(1)     19,830     25,680
Net (loss)..............................  $(24,299)      $(54,528)(1)   $ (4,564)  $   (920)
                                          ========       ========       ========   ========



--------

   (1) In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, eliminating much of its fixed costs, to reflect our reduced market position.

                                TEKNI-PLEX, INC.

(2) The first quarter of fiscal 2007 included a $2.4 million reduction in interest expense due to a change in the methodology used to accrete our preferred stock to its mandatory redemption value from the straight-line method to the effective interest method.

(3) The fourth quarter of fiscal 2007 includes certain fourth quarter adjustments, including the following:

     (1) $1.1 million reduction in inventory to correct a misstated inventory count at our Action Technology unit in Clinton, IL.

     (2) $2.8 million increase in fixed assets to correct excess depreciation charged in prior years.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                            ON SUPPLEMENTAL SCHEDULE

Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

     The audits referred to in our report dated September 26, 2007 relating to the consolidated financial statements of Tekni-Plex, Inc. and its subsidiaries (the "Company"), included the audits of the financial statement schedule for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Woodbridge, New Jersey
September 26, 2007

                                TEKNI-PLEX, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                BALANCE AT    CHARGED TO
                                               BEGINNING OF   COSTS AND                  BALANCE AT END
                                                  PERIOD     EXPENSES(1)  DEDUCTIONS(2)   OF PERIOD(3)
                                               ------------  -----------  -------------  --------------
                                                                (DOLLARS IN THOUSANDS)
YEAR ENDED JULY 1, 2005
  Accounts receivable allowance for possible
     losses..................................     $5,328        $1,970        $1,234         $6,064
                                                  ======        ======        ======         ======
YEAR ENDED JUNE 30, 2006
  Accounts receivable allowance for possible
     losses..................................     $6,064        $1,044        $4,156         $2,952
                                                  ======        ======        ======         ======
YEAR ENDED JUNE 29, 2007
  Accounts receivable allowance for possible
     losses..................................     $2,952        $4,826        $4,850         $2,928
                                                  ======        ======        ======         ======




--------

   (1) To increase accounts receivable allowance.

   (2) Uncollectible accounts written off, net of recoveries.

   (3) Amounts do not include certain accounts receivable reserves that are disclosed as "allowances" on the Consolidated Balance Sheets since they are not valuation reserves.