Form 10-Q
period 2007-09-28
TEKNI PLEX INC
filed 2007-11-13
CIK 1039542

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 28, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _______________ to _______________

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

                                TEKNI-PLEX, INC.

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of September 28, 2007 and
           June 29, 2007                                                      3
           Consolidated Statements of Operations and Comprehensive Loss
           for the three months ended September 28, 2007 and
           September 29, 2006                                                 4
           Consolidated Statements of Cash Flows for the three months
           ended September 28, 2007 and September 29, 2006                    5
           Notes to Consolidated Financial Statements                         6
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                          15
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         17
ITEM 4.    CONTROLS AND PROCEDURES                                            18

PART II.   OTHER INFORMATION
Item 1.    Legal proceedings                                                  19
Item 1A.   Risk factors                                                       19
Item 2.    Unregistered sales of equity securities and use of proceeds        19
Item 3.    Defaults upon senior securities                                    19
Item 4.    Submission of matters to a vote of securities holders              19
Item 5.    Other iformation                                                   19
Item 6.    Exhibits                                                           19

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                    SEPTEMBER 28,    JUNE 29,
                                                                         2007          2007
                                                                     (UNAUDITED)     AUDITED
                                                                    -------------   ---------
ASSETS
CURRENT:
   Cash                                                               $  28,755     $  22,345
   Accounts receivable, net of allowance for doubtful accounts of
      $2,795 and $2,928 respectively                                     77,953       129,500
   Inventories                                                          146,821       131,884
   Prepaid expenses and other current assets                              8,971         5,129
                                                                      ---------     ---------
      TOTAL CURRENT ASSETS                                              262,500       288,858
PROPERTY, PLANT AND EQUIPMENT, NET                                      167,441       164,027
GOODWILL                                                                167,284       167,284
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $8,762
   AND $8,116 RESPECTIVELY                                                3,346         4,117
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $18,237
   AND $17,653 RESPECTIVELY                                              11,166        11,944
OTHER ASSETS                                                              2,786         3,063
                                                                      ---------     ---------
                                                                      $ 614,523     $ 639,293
                                                                      =========     =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Current portion of long-term debt                                  $     423     $     876
   Accounts payable - trade                                              45,122        51,670
   Accrued payroll and benefits                                           9,989         9,639
   Accrued interest                                                      23,232        11,453
   Accrued liabilities - other                                           24,560        25,442
   Income taxes payable                                                   6,205         6,259
                                                                      ---------     ---------
      TOTAL CURRENT LIABILITIES                                         109,531       105,339
LONG-TERM DEBT                                                          775,682       786,385
SERIES A REDEEMABLE PREFERRED STOCK                                      89,807        86,033
OTHER LIABILITIES                                                         9,700         9,163
                                                                      ---------     ---------
      TOTAL LIABILITIES                                                 984,720       986,920
                                                                      ---------     ---------
STOCKHOLDERS' DEFICIT:
   Common stock                                                              --            --
   Additional paid-in capital                                           188,018       188,018
   Accumulated other comprehensive gain                                   3,458         1,031
   Accumulated deficit                                                 (341,150)     (316,153)
   Less: Treasury stock                                                (220,523)     (220,523)
                                                                      ---------     ---------
      TOTAL STOCKHOLDERS' DEFICIT                                      (370,197)     (347,627)
                                                                      ---------     ---------
                                                                      $ 614,523     $ 639,293
                                                                      =========     =========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          THREE MONTHS ENDED
                                                    -----------------------------
                                                    SEPTEMBER 28,   SEPTEMBER 29,
                                                         2007            2006
                                                    -------------   -------------
NET SALES                                             $ 171,227       $ 172,005
COST OF GOODS SOLD                                      151,769         145,070
                                                      ---------       ---------
   GROSS PROFIT                                          19,458          26,935
OPERATING EXPENSES:
   Selling, general and administrative                   15,699          15,241
   Integration expense                                       --             658
                                                      ---------       ---------
OPERATING PROFIT                                          3,759          11,036
OTHER EXPENSES
   Interest expense, net                                 26,543          24,159
   Unrealized (gain) loss on derivative contracts           (96)            430
   Other expense                                            641             151
                                                      ---------       ---------
LOSS BEFORE INCOME TAXES                                (23,329)        (13,704)
Provision for income taxes                                1,668           1,168
                                                      ---------       ---------
NET LOSS                                              $ (24,997)      $ (14,872)
                                                      =========       =========

                                                          THREE MONTHS ENDED
                                                    -----------------------------
                                                    SEPTEMBER 28,   SEPTEMBER 29,
                                                         2007            2006
                                                    -------------   -------------
NET LOSS                                              $(24,997)       $(14,872)
COMPREHENSIVE (LOSS) GAIN, NET OF TAXES
   Foreign currency translation adjustment               2,427             336
                                                      --------        --------
COMPREHENSIVE LOSS                                    $(22,570)       $(14,536)
                                                      ========        ========

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                    -----------------------------
                                                    SEPTEMBER 28,   SEPTEMBER 29,
                                                         2007            2006
                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(24,997)       $(14,872)
Adjustment to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                         7,904           8,431
   Unrealized loss (gain) on derivative contracts          (96)            430
   Interest accretion                                    3,774           1,102
Changes in operating assets and liabilities:
   Accounts receivable                                  52,504          56,069
   Inventories                                         (14,240)        (21,637)
   Prepaid expenses and other current assets            (3,690)         (1,691)
   Income taxes                                             71              24
   Accounts payable                                     (6,336)           (575)
   Accrued expenses and other liabilities               12,348          11,176
                                                      --------        --------
      Net cash provided by operating activities         27,242          38,457
                                                      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (9,706)         (5,785)
   Additions to intangibles                                140             (84)
   Deposits and other assets                               600             292
                                                      --------        --------
      Net cash used in investing activities             (8,966)         (5,577)
                                                      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments under line of credit                     (11,000)        (34,000)
   Borrowings under line of credit                          --           4,000
   Net repayment from long-term debt                      (528)           (229)
   Debt financing costs                                    194             (84)
                                                      --------        --------
      Net cash used in financing activities            (11,334)        (30,313)
                                                      --------        --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                   (532)            (11)
                                                      --------        --------
Net increase in cash                                     6,410           2,556
Cash, beginning of period                               22,345          20,689
                                                      --------        --------
Cash, end of period                                   $ 28,755        $ 23,245
                                                      ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                        $ 10,283        $  9,367
      Income taxes                                         177             322
                                                      --------        --------

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

                                BUSINESS SEGMENTS

PACKAGING

-    Foam egg cartons

-    Pharmaceutical blister films

-    Poultry and meat processor trays

-    Closure liners

-    Aerosol and pump packaging components

-    Foam plates

TUBING PRODUCTS

-    Garden and irrigation hose

-    Medical tubing

-    Aeration hose

The results for the first quarter of fiscal 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at September 28, 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 29, 2007.

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

NOTE 2 - INVENTORIES

Inventories as of September 28, 2007 and June 29, 2007 are summarized as follows:

                  SEPTEMBER 28,   JUNE 29,
                       2007         2007
                  -------------   --------
Raw materials        $ 62,925     $ 56,561
Work-in-process        14,633       13,318
Finished goods         69,263       62,005
                     --------     --------
                     $146,821     $131,884
                     ========     ========

NOTE 3 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                    SEPTEMBER 28,    JUNE 29,
                                                         2007          2007
                                                    -------------   ---------
Revolving line of credit                               $ 40,000     $ 51,000
Senior Subordinated Notes issued June 21, 2000
   at 12-3/4% due June 15, 2010. (less
   unamortized discount of $1,035 and $1,129)          $273,965     $273,871
Senior Subordinated Notes issued May 2002 at
   12-3/4% due June 15, 2010 (less unamortized
   premium of $193 and $212)                             40,193       40,212
Senior Secured Notes issued November 21, 2003 at
   8-3/4% due November 15, 2013 (less unamortized
   discount of $4,664 and $4,853)                       270,271      270,080
Senior Secured Notes issued June 10, 2005 at
   10.875% due August 15, 2012 (less unamortized
   discount of $2,315 and $2,433)                       147,650      147,530
Series A Redeemable Preferred Stock                      89,807       86,033
   Other, primarily foreign term loans, with
      interest rates ranging from 4.44% to 5.44%
      and maturities from 2007 to 2010                    4,026        4,568
                                                       --------     --------
                                                        865,912      873,294
Less: Current maturities                                    423          876
                                                       --------     --------
                                                       $865,489     $872,418
                                                       ========     ========

NOTE 4 - CONTINGENCIES

     (a) The Company is a party to various legal proceedings arising in the normal conduct of business, including compliance with environmental regulations and foreign tax matters. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     (b) In January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.3 million at current exchange rates, have been fully accrued for as of September 28, 2007.

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

     We recently voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, OH facility. We have installed additional pollution controls at this facility and we are currently in compliance with our air permit. We may also be required to pay a fine which we expect will not exceed $325,000.

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

     As of September 28, 2007 we had a $1.4 million reserve in our financial statements to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $0.5 million and the reserves described in
Note 7 related to our Elm and Swan acquisitions.

     Although we believe that, based on historical experience, the costs of achieving and maintaining compliance with environmental laws and regulations are unlikely to have a material adverse effect on our business, we could incur significant fines, penalties, capital costs or other liabilities associated with any confirmed noncompliance or remediation of contamination or natural resource damage liability at or related to any of our current or former facilities, the precise nature of which we cannot now predict. Furthermore, we cannot assure you that future environmental laws or regulations will not require substantial expenditures by us or significant modifications to our operations.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 5 - SEGMENT INFORMATION

Tekni-Plex management reviews its operating plants to evaluate performance and allocate resources. As a result, Tekni-Plex has aggregated its operating plants into two industry segments: Packaging and Tubing Products. The Packaging segment principally produces foam egg cartons, pharmaceutical blister films, poultry and meat processor trays, closure liners, aerosol and pump packaging components and foam plates. The Tubing Products segment principally produces garden and irrigation hose, medical tubing and aeration hose. Products that do not fit in either of these segments, including recycled PET, vinyl compounds and specialty resins have been reflected in Other. The Packaging and Tubing Products segments have operations in the United States, Europe, Argentina, Canada and China. Other products not included in either segment are produced in the United States. Financial information concerning the Company's business segments and the geographic areas in which it operates are as follows:

                                                       TUBING
                                          PACKAGING   PRODUCTS     OTHER      TOTAL
                                          ---------   --------   --------   --------
Three Months Ended September 28, 2007
Revenues from external customers           $100,704   $ 30,305   $ 40,218   $171,227
Interest expense, net                         8,505     12,422      5,616     26,543
Depreciation and amortization                 3,967      1,918      1,856      7,741
Segment income (loss) from operations        13,460     (6,724)       408      7,144
Expenditures for segment assets               5,405      1,867      2,139      9,411
Segment assets as of September 28, 2007    $283,467   $201,751   $124,356   $609,574
                                           --------   --------   --------   --------
Three Months Ended September 29, 2006
Revenues from external customers           $ 93,182   $ 38,582   $ 40,241   $172,005
Interest expense, net                         7,730     11,327      5,102     24,159
Depreciation and amortization                 3,945      2,246      1,984      8,175
Segment income (loss) from operations        16,027     (1,026)       297     15,298
Expenditures for segment assets               2,380      2,425        841      5,646
Segment assets as of September 29, 2006    $265,170   $208,147   $147,744   $621,061
                                           --------   --------   --------   --------

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                                       THREE MONTHS ENDED
                                     ---------------------
                                     SEPTEMBER   SEPTEMBER
                                      28, 2007    29, 2006
                                     ---------   ---------
OPERATING PROFIT
Segment income from operations        $ 7,144     $15,298
Corporate and eliminations             (3,385)     (4,262)
                                      -------     -------
   Consolidated total                 $ 3,759     $11,036
                                      =======     =======
DEPRECIATION AND AMORTIZATION
Segment totals                        $ 7,741     $ 8,175
Corporate                                 163         256
                                      -------     -------
   Consolidated total                 $ 7,904     $ 8,431
                                      =======     =======
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures from reportable
   segments                           $ 9,411     $ 5,646
Other unallocated expenditures            295         139
                                      -------     -------
   Consolidated total                 $ 9,706     $ 5,785
                                      =======     =======

                                     SEPTEMBER     JUNE
                                      28, 2007   29, 2007
                                     ---------   --------
ASSETS
Total assets from reportable
   segments                           $609,574   $621,061
Other unallocated amounts                4,949      9,883
                                      --------   --------
   Consolidated total                 $614,523   $630,944
                                      ========   ========

GEOGRAPHIC INFORMATION

                                       THREE MONTHS ENDED
                                     ---------------------
                                     SEPTEMBER   SEPTEMBER
                                      28, 2007    29, 2006
                                     ---------   ---------
REVENUES
United States                         $138,749    $144,741
International                           32,478      27,264
                                      --------    --------
   Total                              $171,227    $172,005
                                      ========    ========

                                     SEPTEMBER     JUNE
                                      28, 2007   29, 2007
                                     ---------   --------
LONG-LIVED ASSETS
United States                         $301,028   $302,687
Canada                                   8,448      8,483
China & Argentina                        4,915      4,028
Europe, primarily Belgium               37,632     35,237
                                      --------   --------
   Total                              $352,023   $350,435
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

                      Consolidated Statement of Operations
                                 (in thousands)
                  For the three months ended September 28, 2007
                                   (unaudited)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $171,227   $ 49,506    $89,243       $32,478
Cost of goods sold                         151,769     38,895     88,300        24,574
                                          --------   --------    -------       -------
Gross profit                                19,458     10,611        943         7,904
Operating expenses:
   Selling, general and administrative      15,699      6,018      6,399         3,282
   Integration expense                          --         --         --            --
                                          --------   --------    -------       -------
Operating profit (loss)                      3,759      4,593     (5,456)        4,622
Interest expense, net                       26,543     26,429        (13)          127
Unrealized loss on derivative contracts        (96)       (96)        --            --
Other expense                                  641       (397)      (622)        1,660
                                          --------   --------    -------       -------
Income (loss) before income taxes          (23,329)   (21,343)    (4,821)        2,835
Provision for income taxes                   1,668         69         --         1,599
                                          --------   --------    -------       -------
Net income (loss)                         $(24,997)  $(21,412)   $(4,821)      $ 1,236
                                          ========   ========    =======       =======

                  For the three months ended September 29, 2006
                                   (unaudited)

                                                                                NON-
                                            TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                          --------   --------   ----------   ----------
Net sales                                 $172,005   $ 47,980    $96,761       $27,264
Cost of goods sold                         145,070     34,617     89,863        20,590
                                          --------   --------    -------       -------
Gross profit                                26,935     13,363      6,898         6,674
Operating expenses:
   Selling, general and administrative      15,241      6,370      6,648         2,223
   Integration expense                         658        277        381            --
                                          --------   --------    -------       -------
Operating profit (loss)                     11,036      6,716       (131)        4,451
Interest expense, net                       24,159     24,100          4            55
Unrealized gain on derivative contracts        430        430         --            --
Other expense                                  151       (140)      (506)          797
                                          --------   --------    -------       -------
Income (loss) before income taxes          (13,704)   (17,674)       371         3,599
Provision for income taxes                   1,168         --         38         1,130
                                          --------   --------    -------       -------
Net income (loss)                         $(14,872)  $(17,674)   $   333       $ 2,469
                                          ========   ========    =======       =======

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

          Condensed Consolidated Balance Sheet - at September 28, 2007
                                   (unaudited)

                                                                                                  NON-
                                            TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                          ---------   ------------   ----------   ----------   ----------
Current assets                            $ 262,500   $        --    $   38,919    $152,401     $ 71,180
Property, plant and equipment, net          167,441            --        38,842      98,019       30,580
Intangible assets                           170,630            --        17,758     144,440        8,432
Investment in subsidiaries                       --      (565,058)      565,058          --           --
Deferred financing costs                     11,166            --        11,166          --           --
Other assets                                  2,786      (916,314)      481,104     425,364       12,632
                                          ---------   -----------    ----------    --------     --------
   Total assets                           $ 614,523   $(1,481,372)   $1,152,847    $820,224     $122,824
                                          =========   ===========    ==========    ========     ========
Current liabilities                       $ 109,531   $        --    $   46,850    $ 25,621     $ 37,060
Long-term debt                              775,682            --       772,080          --        3,602
Series A Redeemable Preferred stock          89,807            --        89,807          --           --
Other long-term liabilities                   9,700      (916,314)      618,981     293,574       13,459
                                          ---------   -----------    ----------    --------     --------
   Total liabilities                        984,720      (916,314)    1,527,718     319,195       54,121
                                          ---------   -----------    ----------    --------     --------
Additional paid-in capital                  188,018      (317,015)      188,018     296,764       20,251
Retained earnings (deficit)                (341,150)     (248,043)     (341,150)    210,725       37,318
Accumulated other comprehensive income
   (loss)                                     3,458            --        (1,216)     (6,460)      11,134
Less: Treasury stock                       (220,523)           --      (220,523)         --           --
                                          ---------   -----------    ----------    --------     --------
   Total stockholders' equity (deficit)    (370,197)     (565,058)     (374,871)    501,029       68,703
                                          ---------   -----------    ----------    --------     --------
Total liabilities and equity (deficit)    $ 614,523   $(1,481,372)   $1,152,847    $820,224     $122,824
                                          =========   ===========    ==========    ========     ========

            Condensed Consolidating Balance Sheet - at June 29, 2007
                                    (Audited)

                                                                                                  NON-
                                            TOTAL     ELIMINATIONS     ISSUER     GUARANTORS   GUARANTORS
                                          ---------   ------------   ----------   ----------   ----------
Current assets                            $ 288,858   $        --    $   37,002    $185,019     $ 66,837
Property, plant and equipment, net          164,027            --        39,203      97,873       26,951
Intangible assets                           171,401            --        16,995     145,793        8,613
Investment in subsidiaries                       --      (568,642)      568,642          --           --
Deferred financing costs, net                11,944            --        11,944          --           --
Other long-term assets                        3,063      (860,357)      438,409     411,182       13,829
                                          ---------   -----------    ----------    --------     --------
   Total assets                           $ 639,293   $(1,428,999)   $1,112,195    $839,867     $116,230
                                          =========   ===========    ==========    ========     ========
Current liabilities                         105,339            --        37,916      30,642       36,781
Long-term debt                              786,385            --       782,693          29        3,663
Series A Redeemable Preferred stock          86,033            --        86,033          --           --
Other long-term liabilities                   9,163      (860,357)      555,428     303,346       10,746
                                          ---------   -----------    ----------    --------     --------
   Total liabilities                        986,920      (860,357)    1,462,070     334,017       51,190
                                          ---------   -----------    ----------    --------     --------
Additional paid-in capital                  188,018      (317,015)      188,018     296,764       20,251
Retained earnings (accumulated deficit)    (316,153)     (251,627)     (316,154)    215,546       36,082
Accumulated other comprehensive income
   (loss)                                     1,031            --        (1,216)     (6,460)       8,707
Treasury stock                             (220,523)           --      (220,523)         --           --
                                          ---------   -----------    ----------    --------     --------
   Total stockholders' equity (deficit)    (347,627)     (568,642)     (349,875)    505,850       65,040
                                          ---------   -----------    ----------    --------     --------
   Total liabilities and stockholders'
      equity (deficit)                    $ 639,293   $(1,428,999)   $1,112,195    $839,867     $116,230
                                          =========   ===========    ==========    ========     ========

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows

                  For the three months ended September 28, 2007
                                   (Unaudited)

                                                                                                        NON-
                                                                    TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                                                  --------   --------   ----------   ----------
Net cash provided by (used in) operating activities               $ 27,242   $(10,035)   $ 27,988     $ 9,289
                                                                  --------   --------    --------     -------
Cash flows from investing activities:
   Capital expenditures                                             (9,706)    (1,003)     (4,074)     (4,629)
   Additions to intangibles                                            140     (1,409)      1,353         196
   Deposits and other assets                                           600         --        (597)      1,197
                                                                  --------   --------    --------     -------
      Net cash used in investing activities                         (8,966)    (2,412)     (3,318)     (3,236)
                                                                  --------   --------    --------     -------
Cash flows from financing activities
   Repayment of line of credit                                     (11,000)   (11,000)         --          --
   Repayment of long-term debt                                        (528)        --          --        (528)
   Debt financing costs                                                194        194          --          --
   Change in intercompany accounts                                      --     21,179     (23,386)      2,207
                                                                  --------   --------    --------     -------
      Net cash flows provided by (used in) financing activities    (11,334)    10,373     (23,386)      1,679
Effect of exchange rate changes on cash                               (532)        --          --        (532)
                                                                  --------   --------    --------     -------
Net increase in cash                                                 6,410     (2,074)      1,284       7,200
Cash, beginning of period                                           22,345      5,449       6,203      10,693
                                                                  --------   --------    --------     -------
Cash, end of period                                               $ 28,755   $  3,375    $  7,487     $17,893
                                                                  ========   ========    ========     =======

                  For the three months ended September 29, 2006
                                   (Unaudited)

                                                                                                        NON-
                                                                    TOTAL     ISSUER    GUARANTORS   GUARANTORS
                                                                  --------   --------   ----------   ----------
Net cash provided by (used in) operating activities               $ 38,457   $ (4,612)   $ 38,204     $ 4,865
                                                                  --------   --------    --------     -------
Cash flows from investing activities:
   Capital expenditures                                             (5,785)      (910)     (3,345)     (1,530)
   Additions to intangibles                                            (84)       (25)        (34)        (25)
   Deposits and other assets                                           292         --          (2)        294
                                                                  --------   --------    --------     -------
      Net cash used in investing activities                         (5,577)      (935)     (3,381)     (1,261)
                                                                  --------   --------    --------     -------
Cash flows from financing activities
   Repayments under line of credit                                 (34,000)   (34,000)         --          --
   Borrowings under line of credit                                   4,000      4,000          --          --
   Repayment of long-term debt                                        (229)        --          --        (229)
   Debt financing costs                                                (84)        --          --         (84)
   Change in intercompany accounts                                      --     35,557     (34,400)     (1,157)
                                                                  --------   --------    --------     -------
      Net cash flows provided by (used in) financing activities    (30,313)     5,557     (34,400)     (1,470)
Effect of exchange rate changes on cash                                (11)        --          --         (11)
                                                                  --------   --------    --------     -------
Net increase in cash                                                 2,556         10         423       2,123
Cash, beginning of period                                           20,689      4,429       4,895      11,365
                                                                  --------   --------    --------     -------
Cash, end of period                                               $ 23,245   $  4,439    $  5,318     $13,488
                                                                  ========   ========    ========     =======

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 7 - ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of Elm Packaging for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate Elm's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through September 28, 2007 are as follows:

                                    BALANCE      COSTS CHARGED TO         BALANCE
                                 JUNE 29, 2007        RESERVE       SEPTEMBER 28, 2007
                                 -------------   ----------------   ------------------
Legal, environmental and other       $1,116             $0                 1,116
                                     ------             --                ------
                                     $1,116             $0                $1,116
                                     ======             ==                ======

The remaining legal and environmental costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through September 28, 2007 are as follows:

                             BALANCE      COSTS CHARGED TO         BALANCE
                          JUNE 29, 2007        RESERVE       SEPTEMBER 28, 2007
                          -------------   ----------------   ------------------
Legal and environmental        $610              $40                $570
                               ----              ---                ----
                               $610              $40                $570
                               ====              ===                ====

The remaining legal and environmental costs are expected to extend over the next three years.

NOTE 8 - INCOME TAX

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management's review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Given our limited history of profitability, management continues to conclude a valuation allowance is required for the full amount of the deferred tax asset. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.

We adopted the FASB Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 in July 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a review of our Canadian tax positions. This review may result in an adjustment to the 2.9 million Canadian dollar reserve that we recorded in fiscal year 2003. However, until the review is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. We believe that our unrecognized tax benefits position will not change significantly within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. The tax years of 2004-2006 remain open to examination in the U.S. jurisdiction and the Company's U.S. net operating loss carryforwards are subject to examination for the years in which they were generated. There is a range of open tax years in foreign jurisdictions with the earliest open year being 1990.

In January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.3 million at current exchange rates, have been fully accrued for as of September 28, 2007.

The Company's policy is to include interest and penalties related to unrecognized tax positions within the provision for income taxes. With the adoption of FIN 48, the Company did not make any incremental accruals for the payment of interest and penalties relating to unrecognized tax positions.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 28, 2007 COMPARED TO THE QUARTER ENDED SEPTEMBER 29,
2006

Net sales decreased slightly to $171.2 million in the first quarter fiscal 2008 from $172.0 million in the same period last year, representing a 0.5% decrease. Net sales in our Packaging Segment grew 8.0% to $100.7 million in the most recent period from $93.1 million in the comparable period of fiscal 2007 due to higher demand for our packaging products. Sales volumes, measured in pounds, for our Packaging Segment increased 12.1% in the first quarter of fiscal 2008 compared to the comparable period of fiscal 2007. The average selling price at our Packaging Segment declined 3.6% in the first quarter of fiscal 2008, largely due to a change in product mix. Net sales in our Tubing Products Segment decreased 21.5% to $30.3 million in fiscal 2008 from $38.6 million in fiscal 2007 primarily due to weaker demand for our garden hose products. Our Tubing Segment volumes, measured in pounds, decreased 24.5% in fiscal 2008 compared to fiscal 2007 due to significantly lower overall demand for garden hose products in the first quarter of fiscal 2008. Average prices for our Tubing products increased an average of 4.2% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Other sales were $40.2 million in the first quarters of each of fiscal 2008 and 2007, as a 3.8% decline in volume was offset by a 3.9% increase in our average prices.

Our accruals for rebates, discounts and sales allowances decreased to $9.3 million or 5.4% of net sales in fiscal 2008 compared to $9.6 million or 5.6% of net sales in fiscal 2007. Most of our customer rebates, discounts and allowances are generated by our garden hose operations. The decrease in our accrual was primarily due to lower garden hose sales in the first quarter of fiscal 2008 compared to 2007.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Typically, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. Between September 2006 and September 2007, the two primary raw materials for our garden hose business, PVC and plasticizers, increased an average of 3.4% and 34.3%, respectively. To mitigate the potential impact of continued increases in the cost of our raw materials and in contrast to previous years, we no longer guarantee garden hose pricing.

Cost of goods sold increased slightly to $151.8 million in fiscal 2008 from $145.0 million in fiscal 2007. Expressed as a percentage of net sales, cost of goods sold increased to 88.6% in the current period compared to 84.3% mainly due to the increase in the raw material costs.

Gross profit, as a result of the above, decreased to $19.5 million in the first quarter of fiscal 2008 compared to $26.9 million in the first quarter of fiscal 2007. Expressed as a percentage of net sales, gross profit decreased to 11.4% in the current period from 15.7% in prior period. Our Packaging Segment gross profit decreased 11.6% to $20.5 million in the first quarter of fiscal 2008 from $23.2 million for the first quarter of fiscal 2007 primarily due to increased raw material costs. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 20.4% in the current period from 24.9% in the previous period. Our Tubing Products Segment had a gross loss of ($3.6) million in fiscal 2008 compared with a profit of $2.1 million in fiscal 2007 with the change resulting primarily from higher raw material costs. Expressed as a percentage of net sales, our Tubing Products Segment had a loss of (11.8%) in the current period compared with a profit of 5.4% in the previous period. Gross profit in our Other segment increased $2.5 million in fiscal 2008 from $1.7 million in fiscal 2007. Expressed as a percentage of net sales, Other gross profit improved to 6.3% in the first quarter of fiscal 2008 from 4.1% a year earlier.

Selling, general and administrative expenses increased slightly to $15.7 million in the most recent fiscal quarter from $15.2 million last year. Measured as a percentage of net sales, selling, general and administrative expenses increased to 9.2% in the current period from 8.9% in the previous period.

No integration expenses were incurred in fiscal 2008; we incurred $0.7 million or 0.4% of net sales of integration expenses in fiscal 2007 relating to our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

                2008   2007
                ----   ----
Elm Packaging
   Material      0.0    0.4
   Labor         0.0    0.1
   Overhead      0.0    0.2
                 ---    ---
   Total         0.0    0.7
                 ---    ---

Operating profit, as a result of the above, decreased to $3.8 million in fiscal 2008 from $11.0 million in fiscal 2007. Operating profit was 2.2% of net sales in the most recent period compared with 6.4% of net sales in the comparable period of last year. Our Packaging Segment operating profit decreased to $13.5 million (13.4% of net sales) in the current period compared to $16.0 million (17.2% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($6.7) million or (22.2%) of net sales in the current period compared to loss of ($1.0) million or (2.7%) of net sales in the previous year. Other operating profit slightly increased to $0.4 million (1.0% of net sales) in the current period from $0.3 million or (0.7% of net sales) in the previous period.

Our interest expense increased to $26.5 million (15.5% of net sales) in fiscal 2008 from $24.2 million (14.0% of net sales) in fiscal 2007 due to average higher debt balances.

Unrealized gain on derivative transactions was $0.1 million or 0.1% of net sales in fiscal 2008 compared to a loss of $0.4 million or (0.2%) of net sales in the previous year.

Our loss before income taxes, as a result, was a loss of ($23.3) million or (13.6%) of net sales for fiscal 2008 compared to a loss of ($13.7) million or (8.0%) of net sales for fiscal 2007.

Our income tax expense was $1.7 million for fiscal 2008 compared to $1.2 million for fiscal 2007 primarily reflecting foreign and state taxes as we continued to fully reserve against our deferred tax asset.

As a result, our net loss was ($25.0) million for the first quarter of fiscal 2008 or (14.6%) of net sales compared with a loss of ($14.9) million for the first quarter of fiscal 2007 or (8.6%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 28, 2007, net cash generated in operating activities was $27.2 million compared to $38.5 million of cash generated in operating activities in the first quarter of the prior year. The $11.3 million decrease was due primarily to the decline in earnings. Other various year-over-year changes in operating assets, accrued expenses (including interest expense) and liabilities, are generally due to offsetting timing differences.

As of November 13, 2007 we had an outstanding balance of $39.0 million under our $75.0 million asset backed credit facility with availability under this facility reduced by $10.8 million of letters of credit related to our workmen's compensation insurance programs.

Working capital at September 28, 2007 was $153.0 million compared to $183.5 million at June 29, 2007. The $30.5 million decrease was primarily due to operating losses.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the quarters ended September 28, 2007 and September 29, 2006 were $9.7 million and $5.8 million, respectively. Cash generated from operations plus funds available under our asset backed facility are our principal sources of liquidity to help us to meet our debt service needs, operating needs, capital expenditures and other investments which we believe are prudent. Our ability to generate sufficient cash to cover our needs will be dependent upon our ability to significantly improve our financial results and cash flows compared to our results in the first quarter, which will be dependent in large part on our ability to increase prices to offset raw material cost increases that have continued to occur; in addition, we are pursuing a potential sale and lease back of some of our real estate as well as potential divestitures to enable us to satisfy our liquidity needs. We cannot assure you any of those transactions will be consummated. We also cannot assure you that sufficient funds will be available from operations, borrowings under our credit facility, or any of those other potential transactions to meet all of our future cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. As of September 28, 2007 the notional amount of the swaps is approximately $114.7 million.

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

We recorded an unrealized gain from derivative transactions of $0.1 million and an unrealized loss of $0.4 million in the first quarters of fiscal 2008 and 2007, respectively.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of September 28, 2007. Given the material weakness noted above, the Company's Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of that date. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company will continue to improve and refine its internal controls over the next 12 months.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings The Company is party to certain litigation in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations.

Item 1A. Risk Factors. None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Securities holders. Not applicable

Item 5. Other Information. None

Item 6. Exhibits

     (a)  Exhibits

3.1    Amended and Restated Certificate of Incorporation of Tekni-Plex, Inc.(3)

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

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Chairman and Chief Executive Officer and Chief Financial
       Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-43800) filed on August 15, 2000.

(2) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-98561) filed on August 22, 2002.

(3) Filed previously as an Exhibit to our Registration Statement on Form S-4/A (File No. 333-111778) filed on July 13, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNI-PLEX, INC.

November 13, 2007


By: /s/ F. Patrick Smith
    ------------------------------------------
    F. Patrick Smith
    Chairman of the Board and Chief
    Executive Officer


By: /s/ James E. Condon
    ------------------------------------------
    James E. Condon
    Vice President and Chief Financial Officer