Form 10-Q
period 2007-12-28
TEKNI PLEX INC
filed 2008-02-11
CIK 1039542

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 28, 2007

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

                        Commission file number 333-28157

                                TEKNI-PLEX, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                              22-3286312
        (State or other jurisdiction                 (IRS Employer
      of incorporation or organization)          Identification Number)

           260 North Denton Tap Road
              Coppell, TX 75019                        (972) 304-5077
    (Address of principal executive office)    (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]          Non-accelerated filer [x]          Smaller reporting company [ ]
                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

================================================================================

                                TEKNI-PLEX, INC.


                                                                                                                               PAGE
                                                                                                                               -----
PART I. FINANCIAL INFORMATION                                                                                                    3
ITEM 1. FINANCIAL STATEMENTS                                                                                                     3
       Consolidated Balance Sheets as of December 28, 2007 and June 29, 2007................................................     3
       Consolidated Statements of Operations and Comprehensive Loss for the six months ended December 28, 2007 and December
        29, 2006............................................................................................................     4
       Consolidated Statements of Cash Flows for the six months ended December 28, 2007 and December 29, 2006...............     5
       Notes to Consolidated Financial Statements...........................................................................     6
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................     16
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................................     21
ITEM 4. CONTROLS AND PROCEDURES.............................................................................................     21

PART II. OTHER INFORMATION                                                                                                       23
Item 1. Legal proceedings...................................................................................................     23
Item 1A. Risk factors.......................................................................................................     23
Item 2. Unregistered sales of equity securities and use of proceeds.........................................................     24
Item 3. Defaults upon senior securities.....................................................................................     24
Item 4. Submission of matters to a vote of securities holders...............................................................     25
Item 5. Other information...................................................................................................     25
Item 6. Exhibits............................................................................................................     25

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                                      DECEMBER 28,
                                                                                                         2007         JUNE 29,
                                                                                                      (UNAUDITED)       2007
                                                                                                      -----------   ------------
ASSETS
CURRENT:
  Cash............................................................................................    $    23,049   $     22,345
  Accounts receivable, net of allowance for doubtful accounts of $2,899 and $2,928 respectively...         73,171        129,500
  Inventories.....................................................................................        149,102        131,884
  Prepaid expenses and other current assets.......................................................          8,846          5,129
                                                                                                      -----------   ------------
    TOTAL CURRENT ASSETS..........................................................................        254,168        288,858
PROPERTY, PLANT AND EQUIPMENT, NET................................................................        167,854        164,027
GOODWILL..........................................................................................        167,284        167,284
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $9,293 AND $8,116 RESPECTIVELY..............          2,832          4,117
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $19,229 AND $17,653 RESPECTIVELY.............         10,376         11,944
OTHER ASSETS......................................................................................          3,204          3,063
                                                                                                      -----------   ------------
                                                                                                      $   605,718   $    639,293
                                                                                                      ===========   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt...............................................................    $   786,966   $        876
  Accounts payable - trade........................................................................         43,723         51,670
  Accrued payroll and benefits....................................................................         10,887          9,639
  Accrued interest................................................................................         31,070         11,453
  Accrued liabilities - other.....................................................................         27,514         25,442
  Income taxes payable............................................................................          6,069          6,259
                                                                                                      -----------   ------------
    TOTAL CURRENT LIABILITIES.....................................................................        906,229        105,339
LONG-TERM DEBT....................................................................................            --         786,385
SERIES A REDEEMABLE PREFERRED STOCK...............................................................         93,721         86,033
OTHER LIABILITIES.................................................................................          9,145          9,163
                                                                                                      -----------   ------------
    TOTAL LIABILITIES.............................................................................      1,009,095        986,920
                                                                                                      -----------   ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT:
  Common stock....................................................................................             --             --
  Additional paid-in capital......................................................................        188,018        188,018
  Accumulated other comprehensive gain............................................................          4,587          1,031
  Accumulated deficit.............................................................................       (375,459)      (316,153)
  Less: Treasury stock............................................................................       (220,523)      (220,523)
                                                                                                      -----------   ------------
    TOTAL STOCKHOLDERS' DEFICIT...................................................................       (403,377)      (347,627)
                                                                                                      -----------   ------------
                                                                                                      $   605,718   $    639,293
                                                                                                      ===========   ============

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                                 (in thousands)
                                   (Unaudited)
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ----------------------------    ---------------------------
                                                 DECEMBER 28,   DECEMBER 29,    DECEMBER 28,   DECEMBER 29,
                                                     2007           2006            2007           2006
                                                 ------------   -------------    ------------   ------------
NET SALES                                        $    170,167    $    156,106    $    341,394   $    328,111
COST OF GOODS SOLD                                    155,037         129,943         306,806        275,013
                                                 ------------    ------------    ------------   ------------
GROSS PROFIT                                           15,130          26,163          34,588         53,098
OPERATING EXPENSES:
  Selling, general and administrative                  20,884          14,228          36,583         29,469
  Integration expense                                      --             699              --          1,357
                                                 ------------    ------------    ------------   ------------
OPERATING (LOSS) PROFIT                                (5,754)         11,236          (1,995)        22,272
OTHER EXPENSES:
  Interest expense, net                                27,543          25,772          54,086         49,931
  Realized (gain) loss on derivative contracts           (640)            (75)           (736)           355
  Other expenses                                          763             201           1,404            352
                                                 ------------    ------------    ------------   ------------
LOSS BEFORE INCOME TAXES                              (33,420)        (14,662)        (56,749)       (28,366)
Provision for income taxes                                889             999           2,557          2,167
                                                 ------------    ------------    ------------   ------------
NET LOSS                                         $    (34,309)   $    (15,661)   $    (59,306)  $    (30,533)
                                                 ============    ============    ============   ============


                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 ----------------------------    ---------------------------
                                                 DECEMBER 28,   DECEMBER 29,    DECEMBER 28,   DECEMBER 29,
                                                     2007           2006            2007           2006
                                                 ------------   -------------    ------------   ------------
NET LOSS                                         $    (34,309)  $     (15,661)   $    (59,306)  $    (30,533)
OTHER COMPREHENSIVE LOSS, NET OF TAXES
  Foreign currency translation adjustment               1,128             597           3,555            933
                                                 ------------   -------------    ------------   ------------
COMPREHENSIVE LOSS                               $    (33,181)  $     (15,064)   $    (55,751)  $    (29,600)
                                                 ============    ============    ============   ============

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                   ----------------------------
                                                                                   DECEMBER 28,    DECEMBER 29,
                                                                                       2007           2006
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                         $    (59,306)   $    (30,533)
  Adjustment to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                        16,120          16,432
    Realized (gain) loss on derivative contracts                                           (736)            355
    Interest accretion on Series A Redeemable Preferred Stock                             7,688           4,432
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  57,676          63,008
    Inventories                                                                         (16,189)        (45,732)
    Prepaid expenses and other current assets                                            (3,712)         (1,236)
    Income taxes                                                                           (179)           (176)
    Accounts payable                                                                     (7,678)         (2,615)
    Accrued interest                                                                     19,620             (17)
    Accrued expenses and other liabilities                                                4,629          (3,856)
                                                                                   ------------    ------------
      Net cash provided by operating activities                                          17,933              62
                                                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                (16,430)        (11,396)
    Additions to intangibles                                                                159            (275)
    Deposits and other assets                                                               658             486
                                                                                   ------------    ------------
      Net cash used in investing activities                                             (15,613)        (11,185)
                                                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments under line of credit                                                    (13,000)        (35,000)
     Borrowings under line of credit                                                     12,000          42,000
     Net repayment from long-term debt                                                      (11)           (231)
    Debt financing costs                                                                     (8)            250
                                                                                   ------------    ------------
      Net cash (used in) provided by financing activities                                (1,019)          7,019
                                                                                   ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                    (597)           (122)
                                                                                   ------------    ------------
Net increase / (decrease) in cash                                                           704          (4,226)
Cash, beginning of period                                                                22,345          20,689
                                                                                   ------------    ------------
Cash, end of period                                                                $     23,049    $     16,463
                                                                                   ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
        Interest                                                                   $     24,876    $     43,774
        Income taxes                                                                      1,810           1,520

          See accompanying notes to consolidated financial statements.

                        TEKNI-PLEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (in thousands)

NOTE 1 -  RECENT DEVELOPMENTS

As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.1 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010 (the "SENIOR SUBORDINATED NOTES"). The failure to make the interest payment on the Senior Subordinated Notes constituted (i) a default under the indenture governing the Senior Subordinated Notes, (ii) upon the expiration of the applicable 30-day grace period, an event of default (together with the default referred to in clause (i) above, the "INTEREST DEFAULT"), under the indenture governing the Senior Subordinated Notes, permitting the holders of at least 25% of the principal amount thereof or the trustee to accelerate the Notes, and (iii) an event of default under the Company's Credit Agreement (the "CREDIT AGREEMENT"), permitting the lenders to terminate their commitments and accelerate all amounts due thereunder. In the event that the Senior Subordinated Notes were accelerated, such acceleration would constitute an event of default under the Credit Agreement, the Company's 10 7/8% Senior Secured Notes due 2012 (the "FIRST LIEN Notes") and the Company's 8.75% Senior Secured Notes due 2013 (the "SECOND LIEN NOTES"). In the event that the Credit Agreement were accelerated, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.

In connection with the Interest Default, Tekni Plex engaged in discussions with certain of its lenders and noteholders. On December 17, 2007, the Company announced that it had entered into a waiver (the "WAIVER") to the Company's Credit Agreement, waiving certain defaults that may exist under the Credit Agreement, including certain defaults that may exist due to the Interest Default, for the duration of the Waiver Period (as defined in the Waiver). The Waiver Period ends on February 14, 2008 (or sooner pursuant to the terms of the Waiver). The Company is seeking an amendment to the Credit Agreement prior to the end of the Waiver Period that would increase the Company's availability thereunder, but there is no assurance that the Company will be able to obtain such an amendment.

On January 17, 2008, the Company announced that, on January 16, 2008, it entered into a forbearance agreement (the "FORBEARANCE AGREEMENT") with entities (collectively, the "NOTEHOLDERS") that have represented that they hold more than 91% of the Senior Subordinated Notes and more than 67% of the Second Lien Notes. The Forbearance Agreement provides for the Noteholders to forbear, during the Forbearance Period (as defined in the Forbearance Agreement), from exercising rights and remedies that are available under the indenture governing the Senior Subordinated Notes and/or applicable law solely with respect to the Interest Default. The Forbearance Agreement also provides for the Noteholders to forbear, during the Forbearance Period, from exercising rights and remedies that may be available under the indenture governing the Second Lien Notes in the event that the Senior Subordinated Notes are accelerated by the requisite holders of the Senior Subordinated Notes or the indenture trustee under the indenture governing the Senior Subordinated Notes as a result of the Interest Default. The Forbearance Period ends on February 14, 2008 (or sooner pursuant to the terms of the Forbearance Agreement). The Company is seeking an extension of the Forbearance Period with the Noteholders. There can be no assurance that the Company will obtain such an extension on acceptable terms. In the event that holders of at least 25% in aggregate principal amount of the outstanding Senior Subordinated Notes or the trustee accelerate the maturity of the outstanding Senior Subordinated Notes, such acceleration would constitute an event of default under the Credit Agreement, the First Lien Notes and the Second Lien Notes.

In order to make the approximately $8.2 million interest payment on February 15, 2008 required by the indenture governing the First Lien Notes, and retain liquidity for other general corporate purposes, the Company is seeking to raise additional financing and enter into a supplemental indenture under the indenture governing the Senior Subordinated Notes (and secure the requisite consent under the Forbearance Agreement) to permit such additional financing. The Company is currently engaged in negotiations to obtain such additional financing and consent, but there can be no assurance that the Company will be able to obtain such additional financing and consent. In the event the Company is unable to raise additional financing and enter into a supplemental indenture under the indenture governing the Senior Subordinated Notes (and secure the requisite consent under the Forbearance Agreement) to permit such financing, the Company may not be able to make the First Lien Interest Payment. Such non-payment would constitute a default under the First Lien Notes and an event of default under the Credit Agreement, and, upon the expiration of the applicable 30-day grace period, would constitute an event of default under the First Lien Notes. In addition, after the expiration of the 30-day grace period, in the event that holders of at least 25% in aggregate principal amount of the outstanding First Lien Notes or the trustee accelerate the maturity of the outstanding First
Lien Notes, such acceleration would constitute an event of default under the Credit Agreement, the Second Lien Notes and the Senior Subordinated Notes. Furthermore, depending on the timing and terms of any additional financing, the Company may need to seek an extension of the Waiver Period under the Waiver. There can be no assurance that if the circumstances arise under which such an extension is needed, that the

Company will obtain such an extension on acceptable terms, and in such circumstances the failure to obtain such an extension would result in an event of default under the Credit Agreement. If the Agent or the requisite lenders chose to accelerate the maturity of the loans under the Credit Agreement, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.

If the Company is unable to obtain the financing set out above or the consents set out above or otherwise prevent the aforementioned events of default, it would likely need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. The foregoing events raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments arising from this uncertainty.

NOTE 2 - GENERAL

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

                                BUSINESS SEGMENTS

PACKAGING

-     Foam egg cartons

-     Pharmaceutical blister films

-     Poultry and meat processor trays

-     Closure liners

-     Aerosol and pump packaging components

-     Foam plates

TUBING PRODUCTS

-     Garden and irrigation hose

-     Medical tubing

-     Aeration hose

The results for the second quarter of fiscal 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at December 28, 2007. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company's latest annual report on Form 10-K for the fiscal year ended June 29, 2007.

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

NOTE 3 - INVENTORIES

Inventories as of December 28, 2007 and June 29, 2007 are summarized as follows:

                   DECEMBER 28, 2007     JUNE 29, 2007
                   -----------------    --------------
Raw materials        $    61,735         $    56,561
Work-in-process           11,973              13,318
Finished goods            75,394              62,005
                     -----------         -----------
                     $   149,102         $   131,884
                     -----------         ===========

NOTE 4 - DEBT

As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.1 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010 (the "SENIOR SUBORDINATED NOTES"). The failure to make the interest payment on the Senior Subordinated Notes constituted (i) a default under the indenture governing the Senior Subordinated Notes, (ii) upon the expiration of the applicable 30-day grace period, an event of default (together with the default referred to in clause (i) above), the "INTEREST DEFAULT"), under the indenture governing the Senior Subordinated Notes, permitting the holders of at least 25% of the principal amount thereof or the trustee to accelerate the Notes, and (iii) an event of default under the Company's Credit Agreement (the "CREDIT AGREEMENT"), permitting the lenders to terminate their commitments and accelerate all amounts due thereunder. In the event that the Senior Subordinated Notes were accelerated, such acceleration would constitute an event of default under the Credit Agreement, the Company's 10 7/8% Senior Secured Notes due 2012 (the "FIRST LIEN Notes") and the 8.75% Senior Secured Notes due 2013 (the "SECOND LIEN NOTES"). In the event that the Credit Agreement were accelerated, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes. See Note 1 - "Recent Developments". As a result, with the exception of our preferred stock, we reclassified our debt from long-term to short-term.

Debt consists of the following:

                                                                                                         DECEMBER 28,    JUNE 29,
                                                                                                             2007          2007
                                                                                                         ------------   ---------
Revolving line of credit..............................................................................   $     50,000   $  51,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June 15, 2010 (less unamortized
  discount of $940 and $1,129)........................................................................        274,060     273,871
Senior Subordinated Notes issued May 2002 at 12-3/4% due June 15, 2010 (less unamortized premium of
  $173 and $212)......................................................................................         40,173      40,212
Senior Secured Notes issued November 21, 2003 at 8-3/4% due November 15, 2013 (less unamortized
  discount of $4,537 and $4,853)......................................................................        270,463     270,080
Senior Secured Notes issued June 10, 2005 at 10.875% due August 15, 2012 (less unamortized discount of
  $2,230 and $2,433)..................................................................................        147,770     147,530
Series A Redeemable Preferred Stock...................................................................         93,721      86,033
Other, primarily foreign term loans, with interest rates ranging from 4.44% to 5.44% and maturities
    from 2008 to 2010.................................................................................          4,500       4,568
                                                                                                         ------------   ---------
Total Debt                                                                                                    880,687     873,294
Less: Current maturities..............................................................................        786,966         876
                                                                                                         ------------   ---------
Total Long-Term Debt                                                                                     $     93,721   $ 872,418
                                                                                                         ============   =========

NOTE 5 - CONTINGENCIES

      (a) The Company is a party to various legal proceedings arising in the normal conduct of business, including compliance with environmental regulations and foreign tax matters. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

      (b) In January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.5 million at current exchange rates, have been fully accrued for as of December 28, 2007.

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

      In 2004, the National Enforcement Investigation Center (NEIC), on behalf of the United States Environmental Protection Agency (EPA), conducted a multimedia review of our Burlington, NJ site concerning federal environmental requirements. The EPA subsequently issued a request for further information under Section 114 of the federal Clean Air Act. In February and March, 2006 the New Jersey Department of Environmental Protection (NJDEP) issued administrative orders alleging violations of certain state air regulations at the Burlington facility. In March, 2006, the United States Department of Justice (DOJ) contacted Colorite on behalf of the EPA. The DOJ indicated that certain violations under several federal environmental statutes had been identified as a result of the EPA's inspection. They discussed the alleged violations and attempted to negotiate a settlement. Since that date, representatives of Colorite have met with representatives of EPA, DOJ and NJDEP on several occasions to discuss the alleged federal and state violations and to negotiate in an attempt to resolve these matters.

      As of December 28, 2007 we had a $1.5 million reserve in our financial statements to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $0.5 million and the reserves described in
Note 7 related to our Elm and Swan acquisitions.

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

                                                      TUBING
                                          PACKAGING   PRODUCT    OTHER     TOTAL
                                          ---------   -------   -------   --------
Three Months Ended December 28, 2007
Revenues from external customers          $109,454    $22,907   $37,806   $170,167
Interest expense                             8,811     12,896     5,836     27,543
Depreciation and amortization                4,242      1,916     1,894      8,052
Segment income (loss) from operations       14,515     (9,379)   (2,439)     2,697
Capital Expenditures for segment assets      3,685        917     2,203      6,805

Three Months Ended December 29, 2006
Revenues from external customers          $ 97,296    $20,668   $38,142   $156,106
Interest expense                             8,240     12,096     5,436     25,772
Depreciation and amortization                3,759      2,177     1,978      7,914
Segment income (loss) from operations       17,610     (3,575)      880     14,915
Capital Expenditures for segment assets      3,760        480     1,239      5,479

                                                      TUBING
                                          PACKAGING   PRODUCT    OTHER     TOTAL
                                          ---------   -------   -------   --------
Six months ended December 28, 2007
Revenues from external customers          $210,158    $53,212   $78,024   $341,394
Interest expense                            17,317     25,317    11,452     54,086
Depreciation and amortization                8,209      3,834     3,750     15,793
Segment income (loss) from operations       27,975    (16,103)   (2,031)     9,841
Capital Expenditures for segment assets      9,090      2,784     4,342     16,216

Six months ended December 29, 2006
Revenues from external customers          $190,478    $59,250   $78,383   $328,111
Interest expense                            15,970     23,423    10,538     49,931
Depreciation and amortization                7,704      4,423     3,962     16,089
Segment income (loss) from operations       33,637     (4,601)    1,177     30,213
Capital Expenditures for segment assets      6,140      2,905     2,080     11,125

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                 -----------------------   -------------------------
                                                 DECEMBER 28, DECEMBER 29, DECEMBER 28, DECEMBER 29,
                                                    2007         2006          2007        2006
                                                 ----------   ----------   ----------   -----------
PROFIT OR LOSS
Total operating profit for reportable segments   $    2,697   $   14,915   $    9,841   $   30,213
Corporate and eliminations                           (8,451)      (3,679)     (11,836)      (7,941)
                                                 ----------   ----------   ----------   ----------
   Consolidated total                            $   (5,754)  $   11,236   $   (1,995)  $   22,272
                                                 ==========   ==========   ==========   ==========
DEPRECIATION AND AMORTIZATION
Segment totals                                   $    8,052   $    7,914   $   15,793   $   16,089
Corporate                                               164           87          327          343
                                                 ----------   ----------   ----------   ----------
   Consolidated total                            $    8,216   $    8,001   $   16,120   $   16,432
                                                 ==========   ==========   ==========   ==========
CAPITAL EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures            $    6,805   $    5,479   $   16,216   $   11,125
Other unallocated expenditures                          (81)         132          214          271
                                                 ----------   ----------   ----------   ----------
   Consolidated total                            $    6,724   $    5,611   $   16,430   $   11,396
                                                 ==========   ==========   ==========   ==========

SEGMENT ASSETS


                                              TUBING
                              PACKAGING      PRODUCTS        OTHER         TOTAL
                             -----------   ------------   ------------   ----------
December 28, 2007            $   279,300   $    204,023    $   118,192   $  601,515
June 29, 2007                $   275,214   $    239,110    $   121,877   $  636,201

                                                    DECEMBER 28, 2007   JUNE 29, 2007
                                                    -----------------   -------------
ASSETS
Total assets from reportable segments                 $     601,515     $     636,201
Other unallocated amounts                                     4,203             3,092
                                                      -------------     -------------
    Consolidated total                                $     605,718     $     639,293
                                                      =============     =============

GEOGRAPHIC INFORMATION

                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                              -------------------------   --------------------------
                              DECEMBER 28,  DECEMBER 29,  DECEMBER 28,  DECEMBER 29,
                                 2007          2006          2007           2006
                              ----------    ----------    ----------    ----------
REVENUES
United States                 $  135,990    $  129,143    $  274,739    $  273,884
International                     34,177        26,963        66,655        54,227
                              ----------    ----------    ----------    ----------
   Total                      $  170,167    $  156,106    $  341,394    $  328,111
                              ==========    ==========    ==========    ==========

                                                    DECEMBER 28, 2007   JUNE 29, 2007
                                                    -----------------   -------------
LONG-LIVED ASSETS
United States                                         $     299,692     $     302,687
Canada                                                        8,293             8,483
China & Argentina                                             5,063             4,028
Europe, primarily Belgium                                    38,502            35,237
                                                      -------------     -------------
   Total                                              $     351,550     $     350,435
                                                      =============     =============

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

                      Consolidated Statement of Operations
                  For the three months ended December 28, 2007
                                 (in thousands)
                                   (Unaudited)

                                                                                                                           NON-
                                                                           TOTAL          ISSUER        GUARANTORS     GUARANTORS
                                                                       -------------   -------------   ------------   ------------
Net sales                                                              $     170,167   $      53,452   $     82,538   $     34,177
Cost of sales                                                                155,038          41,240         87,945         25,853
                                                                       -------------   -------------   ------------   ------------
Gross profit (loss)                                                           15,129          12,212         (5,407)         8,324
Operating expenses:
   Selling, General and administrative                                        20,883           9,827          7,624          3,432
   Integration expense                                                            --              --             --             --
                                                                       -------------   -------------   ------------   -----------
Operating profit (loss)                                                       (5,754)          2,385        (13,031)         4,892
Interest expense (income) net                                                 27,543          27,332            108            103
Realized gain on derivative contracts                                           (640)           (640)           --             --
Other expense (income)                                                           763            (514)          (703)         1,980
                                                                       -------------   -------------   ------------   ------------
Income (loss) before income taxes                                            (33,420)        (23,793)       (12,436)         2,809
Provision (benefit) for income taxes                                             889              69            --             820
                                                                       -------------   -------------   ------------   ------------
Net income(loss)                                                       $     (34,309)  $     (23,862)  $    (12,436)  $      1,989
                                                                       =============   =============   ============   ============

                      Consolidated Statement of Operations
                   For the six months ended December 28, 2007
                                 (in thousands)
                                   (Unaudited)

                                                                                                                           NON-
                                                                           TOTAL          ISSUER       GUARANTORS      GUARANTORS
                                                                       -------------   -------------   ------------   ------------
Net sales                                                              $     341,394   $     102,958   $    171,781   $     66,655
Cost of goods sold                                                           306,806          80,135        176,244         50,427
                                                                       -------------   -------------   ------------   ------------
Gross profit (loss)                                                           34,588          22,823         (4,463)        16,228
Operating expenses:
   Selling, General and administrative                                        36,583          15,845         14,024          6,714
   Integration expense                                                            --              --             --             --
                                                                       -------------   -------------   ------------   -----------
Operating profit (loss)                                                       (1,995)          6,978        (18,487)         9,514
Interest expense (income), net                                                54,086          53,761             95            230
Realized loss on derivative contracts                                           (736)           (736)            --             --
Other expense (income)                                                         1,404            (911)        (1,325)         3,640
                                                                       -------------   -------------   ------------   ------------
Income (loss) before income taxes                                            (56,749)        (45,136)       (17,257)         5,644
Provision (benefit) for income taxes                                           2,557             138            --           2,419
                                                                       -------------   -------------   ------------   ------------
Net income (loss)                                                      $     (59,306)  $     (45,274)  $    (17,257)  $      3,225
                                                                       =============   =============   ============   ===========

                      Consolidated Statement of Operations
                  For the three months ended December 29, 2006
                                 (in thousands)
                                   (Unaudited)

                                                                                                                             NON-
                                                                           TOTAL           ISSUER       GUARANTORS      GUARANTORS
                                                                       -------------   -------------   ------------   ------------
Net sales                                                              $     156,106   $      49,264   $     79,879   $     26,963
Cost of sales                                                                129,943          34,975         74,308         20,660
                                                                       -------------   -------------   ------------   ------------
Gross profit                                                                  26,163          14,289          5,571          6,303
Operating expenses:
   Selling, General and administrative                                        14,228           5,602          5,899          2,727
   Integration expense                                                           699             264            435             --
                                                                       -------------   -------------   ------------   ------------
Operating profit (loss)                                                       11,236           8,423           (763)         3,576
Interest expense (income) net                                                 25,772          25,696             (4)            80
Unrealized gain on derivative contracts                                          (75)            (75)            --             --
Other expense (income)                                                           201            (552)          (539)         1,292
                                                                       -------------   -------------   ------------   ------------
Income (loss) before income taxes                                            (14,662)        (16,646)          (220)         2,204
Provision (benefit) for income taxes                                             999              --             37            962
                                                                       -------------   -------------   ------------   ------------
Net income(loss)                                                       $     (15,661)  $     (16,646)  $       (257)  $      1,242
                                                                       =============   =============   ============   ============

                      Consolidated Statement of Operations
                   For the six months ended December 29, 2006
                                 (in thousands)
                                   (Unaudited)

                                                                                                                           NON-
                                                                            TOTAL          ISSUER       GUARANTORS     GUARANTORS
                                                                       -------------   -------------   ------------   ------------
Net sales                                                              $     328,111   $      97,244   $    176,640   $     54,227
Cost of goods sold                                                           275,013          69,592        164,171         41,250
                                                                       -------------   -------------   ------------   ------------
Gross profit                                                                  53,098          27,652         12,469         12,977
Operating expenses:
   Selling, General and administrative                                        29,469          11,972         12,547          4,950
   Integration expense                                                         1,357             541            816            --
                                                                       -------------   -------------   ------------   -----------
Operating profit (loss)                                                       22,272          15,139           (894)         8,027
Interest expense (income), net                                                49,931          49,796            --             135
Unrealized loss on derivative contracts                                          355             355            --             --
Other expense (income)                                                           352            (692)        (1,045)         2,089
                                                                       -------------   -------------   ------------   ------------
Income (loss) before income taxes                                            (28,366)        (34,320)           151          5,803
Provision (benefit) for income taxes                                           2,167             --              75          2,092
                                                                       -------------   -------------   ------------   ------------
Net income (loss)                                                      $     (30,533)  $     (34,320)  $         76   $      3,711
                                                                       =============   =============   ============   ============

           Condensed Consolidated Balance Sheet - at December 28, 2007
                                 (in thousands)
                                   (Unaudited)

                                                                                                                          NON-
                                                              TOTAL        ELIMINATIONS        ISSUER     GUARANTORS   GUARANTORS
                                                         --------------  ---------------  -------------  ------------ ------------
Current assets                                           $      254,168  $            --  $      38,958  $    146,229 $     68,981
Property, plant and equipment, net                              167,854               --         38,218        98,587       31,049
Intangible assets                                               170,116               --         17,327       144,469        8,320
Investment in subsidiaries                                           --         (554,611)       554,611            --           --
Deferred financing costs, net                                    10,376               --         10,376            --           --
Other long-term assets                                            3,204         (905,477)       482,587       415,418       10,676
                                                         --------------  ---------------  -------------  ------------ ------------
   Total assets                                          $      605,718  $    (1,460,088) $   1,142,077  $    804,703 $    119,026
                                                         ==============  ===============  =============  ============ ============
Current liabilities                                      $      906,229  $            --  $     839,195  $     26,179 $     40,855
Series A Redeemable Preferred stock                              93,721               --         93,721            --           --
Other long-term liabilities                                       9,145         (905,477)       618,342       284,815       11,465
                                                         --------------  ---------------  -------------  ------------ ------------
   Total liabilities                                          1,009,095         (905,477)     1,551,258       310,994       52,320
                                                         --------------  ---------------  -------------  ------------ ------------
Additional paid-in capital                                      188,018         (317,015)       188,018       301,880       15,135
Retained earnings (accumulated deficit)                        (375,459)        (237,596)      (375,459)      198,289       39,307
Accumulated other comprehensive income (loss)                     4,587               --         (1,217)       (6,460)      12,264
Treasury stock                                                 (220,523)              --       (220,523)           --           --
                                                         --------------  ---------------  -------------  ------------ -----------
   Total stockholders' equity(deficit)                         (403,377)        (554,611)      (409,181)      493,709       66,706
                                                         --------------  ---------------  -------------  ------------ ------------
    Total liabilities and stockholders' equity (deficit) $      605,718  $    (1,460,088) $   1,142,077  $    804,703 $    119,026
                                                         ==============  ===============  =============  ============ ============

            Condensed Consolidating Balance Sheet - at June 29, 2007
                                 (in thousands)

                                                                                                                           NON-
                                                              TOTAL        ELIMINATIONS        ISSUER       GUARANTORS   GUARANTORS
                                                         --------------  ---------------  ---------------  ------------ ------------
Current assets                                           $      288,858  $            --  $        37,002  $    185,019 $     66,837
Property, plant and equipment, net                              164,027               --           39,203        97,873       26,951
Intangible assets                                               171,401               --           16,995       145,793        8,613
Investment in subsidiaries                                           --         (568,642)         568,642            --           --
Deferred financing costs, net                                    11,944               --           11,944            --           --
Other long-term assets                                            3,063         (860,357)         438,409       411,182       13,829
                                                         --------------  ---------------  ---------------  ------------ ------------
   Total assets                                          $      639,293  $    (1,428,999) $     1,112,195  $    839,867 $    116,230
                                                         ==============  ===============  ===============  ============ ============
Current liabilities                                             105,339               --           37,916        30,642       36,781
Long-term debt                                                  786,385               --          782,693            29        3,663
Series A Redeemable Preferred stock                              86,033               --           86,033            --           --
Other long-term liabilities                                       9,163         (860,357)         555,428       303,346       10,746
                                                         --------------  ---------------  ---------------  ------------ ------------
   Total liabilities                                            986,920         (860,357)       1,462,070       334,017       51,190
                                                         --------------  ---------------  ---------------  ------------ ------------
Additional paid-in capital                                      188,018         (317,015)         188,018       296,764       20,251
Retained earnings (accumulated deficit)                        (316,153)        (251,627)        (316,154)      215,546       36,082
Accumulated other comprehensive income (loss)                     1,031               --           (1,216)       (6,460)       8,707
Treasury stock                                                 (220,523)              --         (220,523)           --           --
                                                         --------------  ---------------  ---------------  ------------ ------------
   Total stockholders' equity (deficit)                        (347,627)        (568,642)        (349,875)      505,850       65,040
                                                         --------------  ---------------  ---------------  ------------ ------------
   Total liabilities and stockholders' equity (deficit)  $      639,293  $    (1,428,999) $     1,112,195  $    839,867 $    116,230
                                                         ==============  ===============  ===============  ============ ============

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                        Condensed Consolidated Cash Flows
                   For the six months ended December 28, 2007
                                 (in thousands)
                                   (Unaudited)

                                                                                                                           NON-
                                                                            TOTAL          ISSUER       GUARANTORS     GUARANTORS
                                                                       -------------   -------------   ------------   ------------
   Net cash provided by (used in) operating activities                 $      17,933   $     (17,187)  $     23,317   $     11,803
                                                                       -------------   -------------   ------------   ------------
Cash flows from investing activities:
   Capital expenditures                                                      (16,430)         (1,726)        (8,447)        (6,257)
   Additions to intangibles                                                      159            (787)         1,324           (378)
   Deposits and other assets                                                     658              (8)           171            495
                                                                       -------------   --------------  ------------   ------------
     Net cash used in investing activities                                   (15,613)         (2,521)        (6,952)        (6,140)
                                                                       -------------   -------------   ------------   ------------
Cash flows from financing activities:
Repayments under line of credit                                              (13,000)        (13,000)            --             --
Borrowings under line of credit                                               12,000          12,000             --             --
Repayments of long-term debt                                                     (11)             --             --            (11)
Debt financing costs                                                              (8)             (8)            --             --
   Change in intercompany accounts                                                --          19,183        (17,851)        (1,332)
                                                                       -------------   -------------   ------------   ------------
     Net cash flows provided by (used in) financing activities                (1,019)         18,175        (17,851)        (1,343)
Effect of exchange rate changes on cash                                         (597)             --             --           (597)
                                                                       -------------   -------------   ------------   ------------
Net increase (decrease) in cash                                                  704          (1,533)        (1,486)         3,723
Cash, beginning of period                                                     22,345           5,449          6,203         10,693
                                                                       -------------   -------------   ------------   ------------
Cash, end of period                                                    $      23,049   $       3,916   $      4,717   $     14,416
                                                                       =============   =============   ============   ============

                   For the six months ended December 29, 2006
                                 (in thousands)
                                   (Unaudited)

                                                                                                                            NON-
                                                                            TOTAL          ISSUER       GUARANTORS     GUARANTORS
                                                                       -------------   -------------   ------------   ------------
   Net cash provided by (used in) operating activities                 $          62   $     (31,914)  $     25,558   $      6,418
                                                                       -------------   -------------   ------------   ------------
Cash flows from investing activities:
   Capital expenditures                                                      (11,396)         (2,177)        (7,144)        (2,075)
   Additions to intangibles                                                     (275)           (100)           255           (430)
   Deposits and other assets                                                     486              --          1,101           (615)
                                                                       -------------   -------------   ------------   ------------
     Net cash used in investing activities                                   (11,185)         (2,277)        (5,788)        (3,120)
                                                                       -------------   -------------   ------------   ------------
Cash flows from financing activities:
Repayments under line of credit                                              (35,000)        (35,000)            --             --
Borrowings under line of credit                                               42,000          42,000             --             --
Repayments of long-term debt                                                    (231)             --             --           (231)
Debt financing costs                                                             250             250             --             --
   Change in intercompany accounts                                                --          26,560        (24,519)        (2,041)
                                                                       -------------   -------------   ------------   ------------
     Net cash flows provided by (used in) financing activities                 7,019          33,810        (24,519)        (2,272)
Effect of exchange rate changes on cash                                         (122)             --             --           (122)
                                                                       -------------   -------------   ------------   ------------
Net increase (decrease) in cash                                               (4,226)           (381)        (4,749)           904
Cash, beginning of period                                                     20,689           4,429          4,895         11,365
                                                                       -------------   -------------   ------------   ------------
Cash, end of period                                                    $      16,463   $       4,048   $        146   $     12,269
                                                                       =============   =============   ============   ============

NOTE 8 - ACQUISITIONS

In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging "ELM" for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM's operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through December 28, 2007 are as follows:

                                                                          BALANCE      COSTS CHARGED        BALANCE
                                                                       JUNE 29, 2007    TO RESERVE     DECEMBER 28, 2007
                                                                       -------------   -------------   -----------------
Legal, environmental and other                                         $       1,116   $           0   $           1,116
                                                                       -------------   -------------   -----------------
                                                                       $       1,116   $           0   $           1,116
                                                                       =============   =============   =================

The remaining legal, environmental and other costs are expected to be paid over the next four years.

In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan's net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through December 28, 2007 are as follows:

                                                                          BALANCE      COSTS CHARGED        BALANCE
                                                                       JUNE 29, 2007    TO RESERVE     DECEMBER 28, 2007
                                                                       -------------   -------------   -----------------
Legal and environmental                                                $         610   $          90   $             520
                                                                       -------------   -------------   -----------------
                                                                       $         610   $          90   $             520
                                                                       =============   =============   =================


The remaining legal and environmental costs are expected to extend over the next four years.

NOTE 9 - INCOME TAX

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

In January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.5 million at current exchange rates, have been fully accrued for as of December 28, 2007.

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

TEKNI-PLEX, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.5 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010. See the Liquidity portion of this Management's Discussion and Analysis for information about the steps taken by the Company in light of this interest default and actions the Company is taking in an effort to provide liquidity for upcoming interest payments and for other general corporate purposes. As reported in November 2007, the Company has engaged Rothschild, Inc. as its financial advisor in connection with consideration of various strategic alternatives, including debt restructurings. In December 2007, the Company appointed James A. Mesterharm, a turnaround expert from AlixPartners, as its Chief Restructuring Officer. Mr. Mesterharm is working with the Company's senior management team to implement a series of initiatives aimed at maintaining the Company's near-term liquidity and strengthening its financial performance.

QUARTER ENDED DECEMBER 28, 2007 COMPARED TO THE QUARTER ENDED DECEMBER 29, 2006

Net sales increased to $170.2 million in the second quarter of fiscal 2008 from $156.1 million the same period last year, representing a 9.0% increase. Net sales in our Packaging Segment grew 12.5% to $109.5 million in the most recent quarter from $97.3 million in the comparable period of fiscal 2007 primarily due to higher prices for our packaging products. Sales volumes, measured in pounds, for our Packaging Segment were down 6.2% in the second quarter of fiscal 2008 compared to the comparable period of fiscal 2007 while our average selling prices, measured as net sales per pound, were up 19.9%. Net sales in our Tubing Products Segment increased 10.8% to $22.9 million in fiscal 2008 from $20.7 million in fiscal 2007, due to a 20.0% increase in the average prices, measured as net sales per pound, for our Tubing products primarily driven by product mix improvements. Overall volumes, measured in pounds, were down 7.6% in our Tubing Segment in fiscal 2008 compared to fiscal 2007 reflecting generally soft market demand for garden hose products. Other net sales slightly decreased by 0.9% to $37.8 million in fiscal 2008 compared to $38.1 million in the previous year due to a 5.2% decline in volume. Average prices for our Other Products were up 4.6%.

Our accruals for rebates, discounts and sales allowances decreased to $8.6 million or 5.1% of net sales in the second quarter of fiscal 2008 compared to $9.3 million or 5.9% of net sales in the comparable period of fiscal 2007 reflecting lower garden hose sales which typically account for the majority of our rebates, discounts and sales allowances. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operations, as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold increased to $155.0 million in the second quarter of fiscal 2008 compared to $129.9 million in the same period of fiscal 2007. Expressed as a percentage of net sales, cost of goods sold increased to 91.1% in the current period compared to 83.2% in the prior period, primarily due to the increase in the raw material costs as well as low production rates driven by lower market demand and low overhead absorption rates, particularly at our garden hose facilities during the second quarter of fiscal 2008.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Typically, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. Between December 2006 and December 2007, the two primary raw materials for our garden hose business, PVC and plasticizers, increased an average of 4.3% and 33.3%, respectively. To mitigate the potential impact of expected increases in the cost of our raw materials, starting from the fiscal year 2007 and in contrast to previous years, we have not guaranteed garden hose pricing for our customers. The price of polystyrene, the primary raw material for our food packaging operations, increased an average of 6.3% between December 2006 and December 2007.

Gross profit, as a result of the above, decreased to $15.1 million in the current period compared to $26.2 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 8.9% in the second quarter of fiscal 2008 from 16.8% in comparable period of last year.

Our Packaging Segment gross profit decreased 14.2% to $20.9 million in fiscal 2008 from $24.4 million for fiscal 2007, primarily due to increased raw material costs. Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 19.1% in the current period from 25.1% in the previous period.

Our Tubing Products Segment reported a gross loss of ($5.6) million in fiscal 2008 compared to a gross loss of ($0.9) million in fiscal 2007, primarily due to higher raw material costs and low overhead absorption rates at our garden hose operations. Expressed as a percentage of net sales, our Tubing Products Segment gross loss increased to (24.6%) in the current period from (4.4%) in the previous period.

Our Other segment had a gross loss of ($0.2) million in fiscal 2008 compared with a gross profit of $2.6 million in fiscal 2007. Expressed as a percentage of net sales, other gross profit declined to negative (0.4%) in fiscal 2008 from 6.8% a year earlier.

Selling, general and administrative expenses increased to $20.9 million or 12.3% of net sales in the most recent fiscal year from $14.2 million or 9.1% of net sales last year. This increase is primarily due to restructuring advisors expenses, increasing legal, audit and Sarbanes-Oxley compliance expenses.

No integration expenses were incurred in the second quarter of fiscal 2008; we incurred $0.7 million or 0.4% of net sales of integration expenses in the comparable period of fiscal 2007 relating to our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

                    2008   2007
                   -----   ----
Elm Packaging

  Material          0.0    0.4
  Labor             0.0    0.1
  Overhead          0.0    0.2
                    ---    ---
Total               0.0    0.7
                    ---    ---

As a result of the above, we incurred an operating loss of ($5.8) million in fiscal 2008 compared with an operating profit of $11.2 million in fiscal 2007. Expressed as a percentage of net sales, operating profit declined to negative (3.4%) in the most recent period compared with 7.2% in the comparable period of last year.

Our Packaging Segment operating profit decreased 17.6% to $14.5 million (13.3% of net sales) in the current period compared to $17.6 million (18.1% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($9.4) million in fiscal 2008 compared to an operating loss of ($3.6) million in fiscal 2007. Measured as a percent of net sales, our Tubing Segment operating loss increased to (40.9%) of net sales in the current period compared to (17.3%) of net sales in the previous year. Our Other segment reported an operating loss of ($2.4) million in the second quarter of fiscal 2008 compared to an operating profit of $0.9 million in the comparable period of 2007.

Interest expense increased to $27.5 million (16.2% of net sales) in fiscal 2008 from $25.8 million (16.5% of net sales) in fiscal 2007, primarily due to higher average debt levels.

Realized gain on derivative transactions was $0.6 million or 0.4% of net sales in fiscal 2008 compared to $0.1 million or 0.0% of net sales in the previous year. In the second quarter of fiscal 2008, we terminated our derivative transactions.

Loss before income taxes, as a result, was ($33.4) million or (19.6%) of net sales for fiscal 2008 compared to ($14.7) million or (9.4%) of net sales for fiscal 2007.

Income tax expense was $0.9 million for fiscal 2008 compared to $1.0 million for fiscal 2007 primarily reflecting our foreign and state taxes as we continued to fully reserve against our deferred tax asset.

As a result, we incurred a net loss of ($34.3) million for fiscal 2008 or (20.2%) of net sales compared with a net loss of ($15.7) million for fiscal 2007 or (10.0%) of net sales.

FIRST HALF OF FISCAL 2008 COMPARED TO THE FIRST HALF OF FISCAL 2007

Net sales increased to $341.4 million in the first half of fiscal 2008 from $328.1 million the same period last year, representing a 4.0% increase. Net sales in our Packaging Segment grew 10.3% to $210.2 million in the most recent period from $190.5 million in the comparable period of fiscal 2007 primarily due to higher demand for our packaging products. Sales volumes, measured in pounds, increased approximately 2.8% in fiscal 2008 compared to fiscal 2007 while our average selling price increased 7.3%. Net sales in our Tubing Products Segment decreased 10.2% to $53.2 million in fiscal 2008 from $59.3 million in fiscal 2007 due to generally weaker demand for garden hose products. Sales volumes, measured in pounds decreased 18.3% in the first six months of fiscal 2008 compared to the same period in fiscal 2007 while the average selling price, measured as net sales per pound, increased 9.9%. The increase in average selling price was primarily driven by product mix improvements. Other net sales decreased slightly to $78.0 million in the first six months of fiscal 2008 compared to $78.4 million in the same period of the previous year primarily due to weaker sales volumes which decreased 4.5% while the average selling price, measured as net sales per pound, increased 4.2%.

Our accruals for rebates, discounts and sales allowances decreased to $17.7 million or 5.2% of net sales in fiscal 2008 compared to $18.9 million or 5.8% of net sales in fiscal 2007 reflecting lower garden hose sales which account for the majority of our rebates, discounts and sales allowances. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operations, as well as changes in the volumes purchased by each of our customers during the relevant quarters.

Cost of goods sold increased to $306.8 million in fiscal 2008 from $275.0 million in fiscal 2007. Expressed as a percentage of net sales, cost of goods sold increased to 89.9% in the current period compared to 83.8% in the prior period, primarily due to higher raw material costs.

Tekni-Plex's primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing for the 2008 season.

Gross profit, as a result of the above, decreased to $34.6 million in the current period compared to $53.1 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 10.1% in the first half of fiscal 2008 from 16.2% in comparable period of last year.

Our Packaging Segment gross profit decreased 13.0% to $41.4 million in fiscal 2008 from $47.6 million in fiscal 2007, Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 19.7% in 2008 compared to 25.0% in 2007, primarily due to higher raw material costs.

Our Tubing Products Segment had a gross loss of ($9.2) million in the first half of fiscal 2008 compared with a gross profit of $1.2 million in the first half of fiscal 2007, due to the higher raw material costs and low overhead absorption rates at our garden hose operations. Expressed as a percentage of net sales, our Tubing Products Segment gross profit declined to negative (17.3%) in the current period from 2.0% in the previous period.

Other gross profit decreased to $2.4 million in fiscal 2008 from $4.3 million in fiscal 2007 primarily due to higher raw material costs. Expressed as a percentage of net sales, Other gross profit declined to 3.0% in fiscal 2008 from 5.5% in fiscal 2007.

Selling, general and administrative expenses increased to $36.6 million in the most recent fiscal year from $29.5 million last year. Measured as a percentage of net sales, selling, general and administrative expenses increased to 10.7% in the current period from 9.0% in the previous period. This increase is primarily due to restructuring advisors expenses, increasing legal, audit and Sarbanes-Oxley compliance expenses.

No integration expenses were incurred in the first half of fiscal 2008; we incurred $1.4 million or 0.4% of net sales of integration expenses in the first half of fiscal 2007 relating to our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company's current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

                   2008   2007
                   ----   ----
Elm Packaging
  Material......... 0.0    0.9
  Labor............ 0.0    0.2
  Overhead......... 0.0    0.3
                    ---    ---
  Total............ 0.0    1.4
                    ---    ---

As a result of the above, we incurred an operating loss of ($2.0) million in fiscal 2008 compared with an operating profit of $22.3 million in fiscal 2007. Expressed as a percentage of net sales, operating profit declined to negative (0.6%) in the most recent period from 6.8% in the comparable period of last year.

Our Packaging Segment operating profit decreased to $28.0 million (13.3% of net sales) in the current period compared to $33.6 million (17.7% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($16.1) million or (30.3%) of net sales in the current period compared to a loss of ($4.6) million or (7.8%) of net sales in the previous year. Other operating profit declined to a loss of ($2.0) million or (2.6%) of net sales in the current period compared to a profit of $1.2 million or 1.5% of net sales in the previous period.

Interest expense increased to $54.1 million (15.8% of net sales) in fiscal 2008 from $49.9 million (15.2% of net sales) in fiscal 2007, primarily due to average higher debt balances.

Realized gain (loss) on derivative transactions was a gain of $0.7 million or 0.2% of net sales in fiscal 2008 compared to a loss of ($0.4) million or (0.1%) of net sales in fiscal 2007. In the second quarter of fiscal 2008, we terminated our derivative transactions.

As a result, we incurred a loss before income taxes of ($56.7) million or (16.6%) of net sales for fiscal 2008 compared with a loss before income taxes of ($28.4) million or (8.6%) of net sales for fiscal 2007.

Income tax expense was $2.6 million in fiscal 2008 compared to $2.2 million in fiscal 2007 primarily reflecting foreign and state taxes as we continued to fully reserve against our deferred tax asset.

Net loss, as a result, was ($59.3) million for fiscal 2008 or (17.4%) of net sales compared with a net loss of ($30.5) million for fiscal 2007 or (9.3%) of net sales.

LIQUIDITY AND CAPITAL RESOURCES

As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.1 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010 (the "SENIOR SUBORDINATED NOTES"). The failure to make the interest payment on the Senior Subordinated Notes constituted (i) a default under the indenture governing the Senior Subordinated Notes, (ii) upon the expiration of the applicable 30-day grace period, an event of default (together with the default referred to in clause (i) above, the "INTEREST DEFAULT"), under the indenture governing the Senior Subordinated Notes, permitting the holders of at least 25% of the principal amount thereof or the trustee to accelerate the Notes, and (iii) an event of default under the Company's Credit Agreement (the "CREDIT AGREEMENT"), permitting the lenders to terminate their commitments and accelerate all amounts due thereunder. In the event that the Senior Subordinated Notes were accelerated, such acceleration would constitute an event of default under the Credit Agreement, the Company's 10 7/8% Senior Secured Notes due 2012 (the "FIRST LIEN Notes") and the Company's 8.75% Senior Secured Notes due 2013 (the "SECOND LIEN NOTES"). In the event that the Credit Agreement were accelerated, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.

In connection with the Interest Default, Tekni Plex engaged in discussions with certain of its lenders and noteholders. On December 17, 2007, the Company announced that it had entered into a waiver (the "WAIVER") to the Company's Credit Agreement, waiving certain defaults that may exist under the Credit Agreement, including certain defaults that may exist due to the Interest Default, for the duration of the Waiver Period (as defined in the Waiver). The Waiver Period ends on February 14, 2008 (or sooner pursuant to the terms of the Waiver). The Company is seeking an amendment to the Credit Agreement prior to the end of the Waiver Period that would increase the Company's availability thereunder, but there is no assurance that the Company will be able to obtain such an amendment.

On January 17, 2008, the Company announced that, on January 16, 2008, it entered into a forbearance agreement (the "FORBEARANCE AGREEMENT") with entities (collectively, the "NOTEHOLDERS") that have represented that they hold more than 91% of the Senior Subordinated Notes and more than 67% of the Second Lien Notes. The Forbearance Agreement provides for the Noteholders to forbear, during the Forbearance Period (as defined in the Forbearance Agreement), from exercising rights and remedies that are available under the indenture governing the Senior Subordinated Notes and/or applicable law solely with respect to the Interest Default. The Forbearance Agreement also provides for the Noteholders to forbear, during the Forbearance Period, from exercising rights and remedies that may be available under the indenture governing the Second Lien Notes in the event that the Senior Subordinated Notes are accelerated by the requisite holders of the Senior Subordinated Notes or the indenture trustee under the indenture governing the Senior Subordinated Notes as a result of the Interest Default. The Forbearance Period ends on February 14, 2008 (or sooner pursuant to the terms of the Forbearance Agreement). The Company is seeking an extension of the Forbearance Period with the Noteholders. There can be no assurance that the Company will obtain such an extension on acceptable terms. In the event that holders of at least 25% in aggregate principal amount of the outstanding Senior Subordinated Notes or the trustee accelerate the maturity of the outstanding Senior Subordinated Notes, such acceleration would constitute an event of default under the Credit Agreement, the First Lien Notes and the Second Lien Notes.

In order to make the approximately $8.2 million interest payment on February 15, 2008 required by the indenture governing the First Lien Notes, and retain liquidity for other general corporate purposes, the Company is seeking to raise additional financing and enter into a supplemental indenture under the indenture governing the Senior Subordinated Notes (and secure the requisite consent under the Forbearance Agreement) to permit such additional financing. The Company is currently engaged in negotiations to obtain such additional financing and consent, but there can be no assurance that the Company will be able to obtain such additional financing and consent. In the event the Company is unable to raise additional financing and enter into a supplemental indenture under the indenture governing the Senior Subordinated Notes (and secure the requisite consent under the Forbearance Agreement) to permit such financing, the Company may not be able to make the First Lien Interest Payment. Such non-payment would constitute a default under the First Lien Notes and an event of default under the Credit Agreement, and, upon the expiration of the applicable 30-day grace period, would constitute an event of default under the First Lien Notes. In addition, after the expiration of the 30-day grace period, in the event that holders of at least 25% in aggregate principal amount of the outstanding First Lien Notes or the trustee accelerate the maturity of the outstanding First Lien Notes, such acceleration would constitute an event of default under the Credit Agreement, the Second Lien Notes and the Senior Subordinated Notes. Furthermore, depending on the timing and terms of any additional financing, the Company may need to seek an extension of the Waiver Period under the Waiver. There can be no assurance that if the circumstances arise under which such an extension is needed, that the Company will obtain such an extension on acceptable terms, and in such circumstances the failure to obtain such an extension would result in an event of default under the Credit Agreement. If the Agent or the requisite lenders chose to accelerate the maturity of the loans under the Credit Agreement, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.

If the Company is unable to obtain the financing set out above or the consents set out above or otherwise prevent the aforementioned events of default, it would likely need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. This raises substantial doubt about the Company's ability to continue as a going concern.

For the six months ended December 28, 2007, net cash provided from operating activities was $17.9 million compared to $0.1 million of cash used in operating activities in the first half of the prior year. The $17.8 million improvement was primarily due to a $29.5 million reduction in inventory and a $20.1 million increase in accrued interest reflecting the non-payment of interest expense that was due on December 17, 2007 on our 12 3/4% subordinated notes. These sources of cash were partially offset by a $28.8 million decline in earnings before non-cash charges. Other various year-over-year changes in operating assets and liabilities are generally due to offsetting timing differences.

As of February 6, 2008 we had an outstanding balance of $50.0 million under our $75.0 million asset backed credit facility. Availability under this facility is reduced by $10.8 million of letters of credit related to our workmen's compensation insurance programs.

Working capital at December 28, 2007 was $133.8 million compared to $183.5 million at June 29, 2007. The $49.7 million decrease was primarily due to operating losses.

Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the six months ended December 28, 2007 and December 29, 2006 were $16.4 million and $11.4 million, respectively. Cash generated from operations plus funds available under our asset backed facility are our principal sources of liquidity to help us to meet our debt service needs, operating needs, capital expenditures and other investments which we believe are prudent. Our ability to generate sufficient cash to cover our needs will be dependent upon our ability to significantly improve our financial results and cash flows compared to our results in the first half of fiscal 2008, which will be dependent in large part on our ability to increase prices to offset raw material cost increases that have continued to occur and to achieve a restructuring of our debt as set out in more detail below. We cannot assure you that increasing prices will improve our financials results. We also cannot assure you that our debt restructuring will succeed or that sufficient funds will be available from operations or from additional borrowings under our credit facility to meet all of our future cash needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. On December 17, 2008 we unwound the interest rate swap and recorded a $0.7 million realized gain.

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

Over the last 12 months we have made a number of significant changes to our internal controls. They include:

      (1) adding additional staff to the accounting and finance functional group;

      (2) centralizing the reporting of financial managers to 4 group controllers who will provide increased oversight and improved training;

      (3) during annual performance reviews of accounting and bookkeeping personnel requiring all reviewing personnel to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally;

      (4) improving its internal financial reporting systems and related controls across all of its divisions to, among other things, increase both the frequency by which inventory and rebates discounts and allowances are monitored as well as increasing the number of managers responsible for monitoring these functions;

      (5) instituting a policy of performing routine credit and background checks on all financial staff and key managers; and

      (6) centralized our cash management function and significantly improving our controls over cash disbursements.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company's disclosure controls and procedures and internal controls over financial reporting as of December 28, 2007. Given the material weakness noted above, the Company's Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of that date. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company will continue to improve and refine its internal controls over the next 18 months, specifically focused on:

      1. adding additional staff in critical accounting functions, including internal audit and Sarbanes-Oxley compliance

      2. centralizing the Accounts Payable, Payroll and Accounts Receivable functions

      3. evaluating the costs and benefits of upgrading our enterprise software system in order to both improve our controls and provide better information to management

PART II. OTHER INFORMATION

Item 1. Legal Proceedings The Company is party to certain litigation in the ordinary course of business, none of which the Company believes is likely to have a material adverse effect on its consolidated financial position or results of operations.

Item 1A. Risk Factors.

We missed an interest payment due on December 17, 2007 under the indenture governing the Senior Subordinated Notes, and if we cannot achieve a debt restructuring we will likely need to file for Chapter 11 under the U.S. Bankruptcy Code.

As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.1 million interest payment due that day on the Senior Subordinated Notes. The failure to make the interest payment on the Senior Subordinated Notes constituted (i) a default under the indenture governing the Senior Subordinated Notes, (ii) upon the expiration of the applicable 30-day grace period, an event of default (together with the default referred to in clause (i) above, the "INTEREST DEFAULT"), under the indenture governing the Senior Subordinated Notes, permitting the holders of at least 25% of the principal amount thereof or the trustee to accelerate the Notes, and
(iii) an event of default under the Credit Agreement, permitting the lenders to terminate their commitments and accelerate all amounts due thereunder. In the event that the Senior Subordinated Notes were accelerated, such acceleration would constitute an event of default under the Credit Agreement, the First Lien Notes and the Second Lien Notes. In the event that the Credit Agreement were accelerated, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.

In connection with the Interest Default, Tekni Plex engaged in discussions with certain of its lenders and noteholders. On December 17, 2007, the Company announced that it had entered into the Waiver to the Company's Credit Agreement, waiving certain defaults that may exist under the Credit Agreement, including certain defaults that may exist due to the Interest Default, for the duration of the Waiver Period (as defined in the Waiver). The Waiver Period ends on February 14, 2008 (or sooner pursuant to the terms of the Waiver). The Company is seeking an amendment to the Credit Agreement prior to the end of the Waiver Period that would increase the Company's availability thereunder, but there is no assurance that the Company will be able to obtain such an amendment.

On January 17, 2008, the Company announced that, on January 16, 2008, it entered into the Forbearance Agreement with the Noteholders, which have represented that they hold more than 91% of the Senior Subordinated Notes and more than 67% of the Second Lien Notes. The Forbearance Agreement provides for the Noteholders to forbear, during the Forbearance Period (as defined in the Forbearance Agreement), from exercising rights and remedies that are available under the indenture governing the Senior Subordinated Notes and/or applicable law solely with respect to the Interest Default. The Forbearance Agreement also provides for the Noteholders to forbear, during the Forbearance Period, from exercising rights and remedies that may be available under the indenture governing the Second Lien Notes in the event that the Senior Subordinated Notes are accelerated by the requisite holders of the Senior Subordinated Notes or the indenture trustee under the indenture governing the Senior Subordinated Notes as a result of the Interest Default. The Forbearance Period ends on February 14, 2008 (or sooner pursuant to the terms of the Forbearance Agreement). The Company is seeking an extension of the Forbearance Period with the Noteholders. There can be no assurance that the Company will obtain such an extension on acceptable terms. In the event that holders of at least 25% in aggregate principal amount of the outstanding Senior Subordinated Notes or the trustee accelerate the maturity of the outstanding Senior Subordinated Notes, such acceleration would constitute an event of default under the Credit Agreement, the First Lien Notes and the Second Lien Notes.

In order to make the approximately $8.2 million interest payment on February 15, 2008 required by the indenture governing the First Lien Notes, and retain liquidity for other general corporate purposes, the Company will need to raise additional financing and enter into a supplemental indenture under the indenture governing the Senior Subordinated Notes (and secure the requisite consent under the Forbearance Agreement) to permit such additional financing. In the event the Company is unable to raise additional financing and enter into a supplemental indenture under the indenture governing the Senior Subordinated Notes (and secure the requisite consent under the Forbearance Agreement) to permit such financing, the Company may not be able to make the First Lien Interest Payment. Such non-payment would constitute a default under the First Lien Notes and an event of default under the Credit Agreement, and, upon the expiration of the applicable 30-day grace period, would constitute an event of default under the First Lien Notes. In addition, after the expiration of the 30-day grace period, in the event that holders of at least 25% in aggregate principal amount of the outstanding First Lien Notes or the trustee accelerate the maturity of the outstanding First Lien Notes, such acceleration would constitute an event of default under the Credit Agreement, the Second
Lien Notes and the Senior Subordinated Notes. Furthermore, depending on the timing and terms of any additional financing, the Company may need to seek an extension of the Waiver Period under the Waiver. There can be no assurance that if the circumstances arise under which such an extension is needed, that the Company will obtain such an extension on acceptable terms, and in such circumstances the failure to obtain such an extension would result in an event of default under the Credit Agreement. If the Agent or the requisite lenders chose to accelerate the maturity of the loans under the Credit Agreement, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.

If the Company is unable to obtain the financing set out above or the consents set out above or otherwise prevent the aforementioned events of default, it would likely need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. This raises substantial doubt about the Company's ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None

Item 3. Defaults Upon Senior Securities. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources".

Item 4. Submission of Matters to a Vote of Securities holders. Not applicable

Item 5. Other Information.

The Company recently formalized its key executive severance plan in which James
E. Condon, Senior Vice President and Chief Financial Officer, and Edward Goldberg, Senior Vice President, are participants. This severance plan calls for Messrs. Condon and Goldberg to receive a severance payment of the lesser of twenty six weeks' base salary or $175,000 if terminated in 2008, other than for cause. Receipt of severance is subject to several conditions, including the execution by the participant of a release of claims and a non-competition agreement. The plan also has a mitigation feature.

In addition, the Company has agreed to pay to Messrs. Condon and Goldberg 2008 cash bonuses of $40,000, payable in quarterly installments of $10,000, subject to their continued employment.

Item 6. Exhibits

    (a) Exhibits

3.1   Amended and Restated Certificate of Incorporation of Tekni-Plex, Inc.(3)

3.2   Amended and Restated By-laws of Tekni-Plex, Inc.(1)

3.3   Certificate of Incorporation of PureTec Corporation.(1)

3.4   By-laws of PureTec Corporation.(1)

3.5   Certificate of Incorporation of Tri-Seal Holdings, Inc.(1)

3.6   By-laws of Tri-Seal Holding, Inc.(1)

3.7   Certificate of Incorporation of Natvar Holdings,Inc.(1)

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

3.17  Certificate of Incorporation of Distributors Recycling, Inc.(1)

3.18  By-laws of Distributors Recycling, Inc.(1)

3.19 Certificate of Incorporation of Tekni-Plex-Elm Acquisition Subsidiary, Inc.(2)

3.20  By-laws of TP-Elm Acquisition Subsidiary, Inc.(2)

4.1 Waiver No. 4, dated as of December 17, 2007, to the Credit Agreement, dated as June 10, 2005 (as amended), among Tekni-Plex, Inc., Citicorp USA, Inc. as Administrative Agent, General Electric Capital Corporation as Syndication Agent, and the Lenders and Issuers party thereto. (4)

4.2 Forbearance Agreement, dated as of January 16, 2008, among Tekni-Plex, Inc., each of its subsidiaries identified on the signature pages thereof, and various other parties. (5)

10.1  Extension of Employment Agreement dated September 30, 2007. (6)

10.2  Extension and Amendment of Employment Agreement dated October 15,
      2007. (7)

31.1  Certification of Chairman and Principal Executive Officer pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


99.1 2008 Senior Executive Severance Plan

99.2 Form of retention letter from the Company to James E. Condon, Senior Vice President and Chief Financial Officer and Edward Goldberg, Senior Vice President.

------------
(1) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-43800) filed on August 15, 2000.

(2) Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-98561) filed on August 22, 2002.

(3) Filed previously as an Exhibit to our Registration Statement on Form S-4/A (File No. 333-111778) filed on July 13, 2005.

(4) Filed previously as an Exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on December 17, 2007.

(5) Filed previously as an Exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on January 16, 2008.

(6) Filed previously as an exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on October 2, 2007.

(7) Filed previously as an exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on October 19, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKNI-PLEX, INC.

February 11, 2008

                                 By: /s/ F. Patrick Smith
                                     ----------------------------------------
                                     F. Patrick Smith
                                     Chairman of the Board and Chief
                                     Executive Officer

                                 By: /s/ James E. Condon
                                     ----------------------------------------
                                     James E. Condon
                                     Vice President and Chief Financial Officer