Form 10-K/A
period 2007-06-29
TEKNI PLEX INC
filed 2008-02-22
CIK 1039542

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 333-28157

TEKNI-PLEX, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	22-3286312
(State of Incorporation)	(I.R.S. Employer Identification No.)

260 NORTH DENTON TAP ROAD	75019
COPPELL, TEXAS (Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)
(972) 304-5077
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
NONE
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
EXPLANATORY NOTE
     We are filing this Amendment No. 1 to Annual Report on Form 10-K for the year ended June 29, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2007 (the “Original Annual Report”) solely to amend certain wording in the Report of Independent Registered Public Accounting Firm to clarify that the audit was conducted in accordance with all PCAOB standards, not just all “auditing standards”, as noted in the Original Annual Report. In addition to the amended auditor’s report, we are including in this Amendment our consolidated balance sheets as of June 29, 2007 and June 30, 2006, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended June 29, 2007 and the notes thereto, in each case as included in the Original Annual Report and without any changes.
     Except as described above, no other changes have been made to the Original Annual Report. This Amendment No. 1 continues to speak as of the date of the Original Annual Report, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Annual Report. According, this Amendment No. 1 should be read in conjunction with the Original Annual Report.

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements commence on Page F-1.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT
     (a) (1) Financial Statements and Schedules
     The financial statements commence on page F-1.
     (a) (2) Financial Statement Schedule – Schedule II – Valuation and Qualifying Accounts (Previously filed with the Original Annual Report).
     (a) (3) Exhibits
31.1 Certification of Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this amendment to the registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

TEKNI-PLEX, INC.
By:	/s/ F. Patrick Smith
F. Patrick Smith
Chairman of the Board and Chief Executive Officer

Dated: February 22, 2008

3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey
     We have audited the accompanying consolidated balance sheets of Tekni-Plex, Inc. and its subsidiaries (the “Company”) as of June 29, 2007 and June 30, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended June 29, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit postretirement plans when it adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R)” as of June 29, 2007.
/s/ BDO Seidman, LLP
Woodbridge, New Jersey
September 26, 2007

TEKNI-PLEX, INC.

CONSOLIDATED BALANCE SHEETS

	June 29,	June 30,
	2007	2006
	(Dollars in thousands, except share and per share amounts)

ASSETS
CURRENT:
Cash	$22,345	$20,689
Accounts receivable, net of allowances of $2,928 and $7,070 respectively	129,500	145,699
Inventories	131,884	135,758
Prepaid expenses and other current assets	5,129	5,363

Total current assets	288,858	307,509
Property, plant and equipment, net	164,027	167,787
Goodwill	167,284	167,284
Intangible assets, net of accumulated amortization of $8,116 and $6,806 respectively	4,117	4,096
Deferred charges, net of accumulated amortization of $17,653 and $15,229 respectively	11,944	14,618
Other assets	3,063	2,061

	$639,293	$663,355

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long term debt	$876	$1,241
Accounts payable — trade	51,670	39,532
Accrued payroll and benefits	9,639	16,057
Accrued interest	11,453	11,427
Accrued liabilities — other	25,442	17,787
Income taxes payable	6,259	6,050

Total current liabilities	105,339	92,094
Long-term debt	786,385	772,907
Series A redeemable preferred stock	86,033	74,495
Other liabilities	9,163	12,790

Total liabilities	986,920	952,286

Commitments and Contingencies
Stockholders’ deficit:
Common stock	—	—
Additional paid-in capital	188,018	188,018
Accumulated other comprehensive (loss) gain	1,031	(1,587)
Accumulated deficit	(316,153)	(254,839)
Less treasury stock	(220,523)	(220,523)

Total stockholders’ deficit	(347,627)	(288,931)

	$639,293	$663,355

See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	June 29,	June 30,	July 1,
Years Ended	2007	2006	2005
	(Dollars in thousands)

Net sales	$773,337	$742,683	$695,524
Cost of sales	656,150	621,983	600,170

Gross profit	117,187	120,700	95,354
Operating expenses:
Selling, general and administrative	64,469	96,490	60,690
Integration expenses	1,715	5,250	10,478

Income from operations	51,003	18,960	24,186
Other expenses (income):
Interest	104,468	104,831	89,899
Unrealized gain on derivative contracts	(243)	(3,800)	(8,287)
Other expense (income)	2,307	(2,737)	(2,194)

(Loss) before provision for income taxes	(55,529)	(79,334)	(55,232)
Provision for income taxes	5,785	4,977	26,247

Net loss	$(61,314)	$(84,311)	$(81,479)

See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

			Accumulated
		Additional	Other
	Common	Paid-In	Comprehensive	Accumulated	Treasury
	Stock	Capital	Loss	Deficit	Stock	Total
	(Dollars in thousands)

BALANCE, JULY 2, 2004	—	$210,518	$(6,000)	$(89,049)	$(220,523)	$(105,054)
Net loss	—	—	—	(81,479)	—	(81,479)
Foreign currency translation	—	—	(4)	—	—	(4)
Unrealized loss on pension plan	—	—	(4,290)	—	—	(4,290)

Comprehensive loss	—	—	—	—	—	(85,773)
Exchange of Capital for Series A redeemable preferred stock (see Note 7E)	—	(22,500)	—	—	—	(22,500)

BALANCE, JULY 1, 2005	—	188,018	(10,294)	(170,528)	(220,523)	(213,327)

Net loss	—	—	—	(84,311)	—	(84,311)
Foreign currency translation	—	—	3,680	—	—	3,680
Unrealized gain on pension plan	—	—	5,027	—	—	5,027

Comprehensive loss	—	—	—	—	—	(75,604)

BALANCE, JUNE 30, 2006	—	188,018	(1,587)	(254,839)	(220,523)	(288,931)

Net loss	—	—	—	(61,314)	—	(61,314)
Foreign currency translation	—	—	2,240	—	—	2,240
Unrealized gain on pension plan	—	—	(7,520)	—	—	(7,520)

Comprehensive loss	—	—	—	—	—	(66,594)
Adjustment to initially apply FASB 158	—	—	7,898	—	—	7,898

BALANCE, JUNE 29, 2007	—	$188,018	$1,031	$(316,153)	$(220,523)	$(347,627)

See accompanying notes to consolidated financial statements.

TEKNI — PLEX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended	June 29, 2007	June 30, 2006	July 1, 2005
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,314)	$(84,311)	$(81,479)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	23,278	26,191	25,857
Amortization	5,736	5,805	6,796
Goodwill impairment	—	35,131	—
Fixed assets disposal	2,026	—	—
Unrealized gain on derivative contracts	(243)	(3,800)	(8,287)
Provision for bad debts	4,826	1,044	1,970
Interest accretion	11,538	15,228
Deferred income taxes	59	30	21,247
Gain on sale of assets	—	(2,856)	—
Changes in assets and liabilities
Accounts receivable	11,537	(7,117)	(2,328)
Inventories	3,954	(5,606)	20,601
Prepaid expenses and other current assets	327	678	960
Other assets	—	—	(561)
Accounts payable and other current liabilities	12,559	(8,139)	(6,491)
Income taxes payable	206	(341)	4,538
Other liabilities	(301)	16,864	(7,284)

Net cash provided by (used in) operating activities	14,188	(11,199)	(24,461)

Cash flows from investing activities:
Capital expenditures	(21,544)	(19,082)	(18,246)
Additions to intangibles	(1,654)	(3,638)	(754)
Proceeds from sale of assets	—	4,142	—
Deposits and other assets	(982)	(296)	—

Net cash (used in) investing activities	(24,180)	(18,874)	(19,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under line of credit	(41,000)	(25,000)	(113,200)
Borrowings under line of credit	53,000	52,000	49,200
Proceeds from long-term debt	(390)	—	146,318
Proceeds from issue of Series A redeemable preferred stock	—	5,423	32,322
Repayments of long-term debt	—	(17)	(71,648)
Debt financing costs	250	192	(10,720)

Net cash provided by financing activities	11,860	32,598	32,272

Effect of exchange rate changes on cash	(212)	(420)	38

Net increase (decrease) in cash and cash equivalents	1,656	2,105	(11,151)
Cash, and cash equivalents beginning of year	20,689	18,584	29,735

Cash, and cash equivalents end of year	$22,345	$20,689	$18,584

See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except percentages and share amounts)

1.	SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Tekni-Plex, Inc. and its subsidiaries (“Tekni-Plex” or the “Company”) is a global, diversified manufacturer of packaging, packaging products, and materials as well as tubing products. The Company primarily serves the food, healthcare and consumer markets. The Company has built a leadership position in its core markets, and focuses on vertically integrated production of highly specialized products. The Company’s operations are aligned under three primary business groups: Packaging, Tubing Products, and Other.

Consolidation Policy

The consolidated financial statements include the financial statements of Tekni-Plex, Inc. and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable and Allowance for Possible Losses

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products primarily to large manufacturers, retailers, and pharmaceutical companies. The Company performs continuing credit evaluations of its customers’ financial condition and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances.

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

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

The Company amortizes deferred financing costs incurred in connection with the Company’s borrowings over the life of the related indebtedness utilizing the straight-line method, which approximates the interest method.

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

Research and Development

Research and development expenditures for the Company’s projects are expensed as incurred.

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

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated undiscounted future cash flows from the use of these assets. When such impairments exist, the related assets will be written down to fair value based on the net present value of estimated future cash flows. The related charge is included in selling, general and administrative expenses in the Statement of Operations.

Environmental Liabilities

Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. These accruals are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as “Other liabilities” at undiscounted amounts.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income” requires foreign currency translation adjustments and certain other items, which were reported separately in stockholders’ deficit, to be included in Accumulated Other Comprehensive Income (Loss). Included within Accumulated Other Comprehensive Income in 2007 are foreign currency translation adjustments and previously unrecognized actuarial gains and losses as a result of implementing SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”. Total comprehensive loss for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 is included in the Statement of Stockholders’ deficit.

The components of accumulated other comprehensive income (loss) includes:

	June 29,	June 30,
	2007	2006

Cumulative translation adjustment	$8,551	$6,311
Minimum pension liability, net		(7,898)
Actuarial loss not yet recognized in cost (pension), net	(6,578)
Actuarial loss not yet recognized in cost (postretirement), net	(942)

Accumulated other comprehensive income (loss)	$1,031	$(1,587)

Stock Based Compensation

The Company applies the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation. Had compensation cost been determined based on the fair value at the grant dates for these awards consistent with the method of SFAS No. 123, the Company’s net loss would not have increased significantly. The calculations were based on a risk free interest rate of 5.3%, expected volatility of 100%, a dividend yield of zero, and expected lives of 10 years.

Derivative Instruments

All derivative instruments, such as interest rate swaps, are recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current operations or stockholders’ equity (as a component of accumulated other comprehensive income/loss), depending on whether a derivative instrument qualifies as a hedge transaction.

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

New Accounting Pronouncements

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 158, which requires the Company to (a) recognize in its statement of financial position the overfunded or underfunded status of

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (b) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period, (c) measure defined benefit plan assets and defined benefit plan obligations as of the date of the Company’s statement of financial position, and (d) disclose additional information about certain effects on net periodic benefit costs in the upcoming fiscal year that arise from the delayed recognition of the actuarial gains and losses and the prior service costs and credits. The Company’s adoption of SFAS No. 158 effective for fiscal year ended June 29, 2007 resulted in an adjustment of $7,898 to the opening balance of accumulated other comprehensive loss.

FIN No. 48, Accounting for Uncertain Tax Positions — An Interpretation of FASB Statement No. 109

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of a tax position taken or expected to be taken in a tax return. In addition, this interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of FIN No. 48 may have on its statements of operations and financial position.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of SFAS No. 157 may have on its statements of operations and financial position.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115

The FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115” (“SFAS No. 159”) in February 2007. SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of SFAS No. 159 may have on its statements of operations and financial position.

2.	RECAPITALIZATION

In June 2000, the Company entered into a Recapitalization (the “Recapitalization”) with certain of its stockholders, whereby the Company purchased approximately 51% of its outstanding stock for approximately

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$220,500 including related transaction fees. This stock has been reflected as treasury stock in the accompanying balance sheet.

As a result of provisions in the Company’s Senior Debt and Subordinated Note Agreements, the Company redeemed its $200,000 9 1/4% Senior Subordinated Notes, its $75,000 11 1/4% Senior Subordinated Notes and repaid its Senior Debt in the amount of approximately $153,000 during 2000.

These transactions were funded by $43,101 of new equity, $275,000 12 3/4% Senior Subordinated Notes (see Note 7(b)) and initial borrowings of $374,000 on a $444,000 Senior Credit Facility (see Note 7(a)).

3.	ACQUISITIONS

(a) In July 2004, the Company acquired substantially all the net assets of the egg carton business of Genpak (“Genpak”) for $5,780. Genpak produces a variety of foam products, including foam egg cartons. The financial results of the Genpak transaction are included in the Packaging Segment. The acquisition was recorded under the purchase method, whereby the acquired Genpak net assets were recorded at estimated fair value, and its operations have been reflected in the statement of operations since that date.

(b) In July 2002, the Company acquired substantially all the net assets of Elm Packaging Company (“ELM”) for $16,762. Elm produces polystyrene foam plates, bowls, and meat and bakery trays. The financial results of Elm are included in the Packaging segment. The acquisition was recorded under the purchase method. In connection with the acquisition, the Company incurred an integration reserve of $4.5 million. The components of the Integration reserve and activity through June 29, 2007 was as follows:

	Balance	Costs	Balance	Costs	Balance	Costs	Balance
	July 2,	Charged to	July 1,	Charged to	June 30,	Charged to	June 29,
	2004	Reserve	2005	Reserve	2006	Reserve	2007

Legal and environmental liability	$1,163	$19	$1,144	$26	$1,118	$2	$1,116

	$1,163	$19	$1,144	$26	$1,118	$2	$1,116

The remaining legal and environmental costs are expected to extend over the next four years.

(c) In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan for approximately $63,600. Swan is a manufacturer of garden hose. The financial results of Swan are included in the tubing segment. The acquisition was recorded under the purchase method, whereby Swan’s net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, the Company incurred an integration reserve of $10 million. The components of the Integration reserve and activity through June 29, 2007 was as follows:

		Costs		Costs		Costs
	Balance	Charged	Balance	Charged	Balance	Charged	Balance
	July 2,	to	July 1,	to	June 30,	to	June 29,
	2004	Reserve	2005	Reserve	2006	Reserve	2007

Legal and environmental	$1,281	$316	$965	$216	$749	$139	$610

	$1,281	$316	$965	$216	$749	$139	$610

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

Inventories are summarized as follows:

	June 29,	June 30,
	2007	2006

Raw materials	$56,561	$60,715
Work-in-process	13,318	12,834
Finished goods	62,005	62,209

	$131,884	$135,758

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

	June 29,	June 30,	Estimated
	2007	2006	Useful Lives

Land	$15,832	$15,832
Building and improvements	61,959	61,299	25 – 40 years
Machinery and equipment	278,636	263,088	5 – 10 years
Furniture and fixtures	11,703	10,937	5 – 10 years
Construction in progress	10,316	8,666

	378,446	359,822
Less accumulated depreciation	214,419	192,035

	$164,027	$167,787

6.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 29,	June 30,
	2007	2006

Goodwill	$167,284	$167,284
Customer list and non-compete agreement	9,340	8,541
Patents	2,893	2,361

	179,517	178,186
Less accumulated amortization	8,116	6,806

	$171,401	$171,380

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

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM DEBT

Long-term debt consists of the following:

	June 29,	June 30,
Senior Debt (A):	2007	2006

Revolving line of credit Term notes	$51,000	$39,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4%, due June 15, 2010 (less unamortized discount of $1,129 and $1,506)(B)	273,871	273,494
Senior Subordinated Notes issued May 2002 at 12-3/4%, due June 15, 2010 (less unamortized premium of $212 and $287)(B)	40,212	40,287
Senior Secured Notes issued November 21, 2003 at 8-3/4% , due November 15, 2013 (less unamortized discount of $4,853 and $5,609)(C)	270,080	269,391
Senior Secured Notes issued June 10, 2005 at 10.875% due August 15, 2012 (less unamortized discount of $2,433 and $2,904)(D)	147,530	147,096
Series A Redeemable Preferred Stock(E)	86,033	75,473
Other, primarily foreign term loans, with interest rates ranging from 4.44% to 5.44% and maturities from 2007 to 2013	4,568	4,880

	873,294	849,621
Less: Current maturities	876	1,241

	$872,418	$848,380

(A)	SENIOR DEBT

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

The asset based facility includes a $25,000 letter of credit sub facility. As of September 21, 2007 we have $10.8 million of letters of credit outstanding related to workmen’s compensation insurance. Amounts borrowed under our new asset based facility will be used for general corporate and working capital purposes. The commitments under our asset based facility will terminate on the fourth anniversary of the closing date, at which time all loans outstanding under the new asset based facility will become due and payable.

Loans under the asset based facility are guaranteed by each of our domestic subsidiaries. Loans under the asset based facility are secured on a first priority basis by all of our domestic subsidiaries’ assets.

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

The asset based facility imposes certain restrictions on us and our subsidiaries. As part of these covenants, we are restricted or limited in our ability to, among other things:

•	incur and voluntarily prepay certain of our and our subsidiaries’ debt;

•	grant liens on our and our subsidiaries’ assets;

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	undertake certain mergers, consolidations and sales / purchases of assets;

•	pay certain dividends or distributions and redeem, purchase, retire or make other acquisitions of our equity interests;

•	make certain investments and acquisitions;

•	transact with our affiliates; and

•	make capital expenditures.

The asset based facility provides that certain events will constitute events of default under the new asset based facility. These events include, among other things;

•	our failure to pay when due amounts owed under the asset based facility;

•	our or our subsidiaries’ failure to observe or perform the covenants set forth in the asset based facility;

•	the inaccuracy of the representations and warranties set forth in the asset based facility;

•	the imposition of certain judgments against us or our subsidiaries;

•	our or our subsidiaries’ failure to pay certain other of our or our subsidiaries’ debt;

•	the acceleration of the maturity of material debt;

•	the occurrence of certain bankruptcy or insolvency proceedings or events;

•	the invalidity or unenforceability of any lien or guarantee securing our obligations under the asset based facility; and

•	the occurrence of a change of control.

(B)	SENIOR SUBORDINATED NOTES

In June 2000 and May 2002, we respectively issued $275.0 million and $40.0 million aggregate principal amount of 12 3/4% senior subordinated notes due June 15, 2010. These notes are our senior subordinated unsecured obligations and are guaranteed by each of our existing and future domestic restricted subsidiaries with assets or stockholders’ equity in excess $25,000. The senior subordinated notes bear interest at an annual rate of 12 3/4%, payable semiannually on each June 15 and December 15.

The senior subordinated notes are subject to redemption, in whole or in part, at our option, at any time on or after June 15, 2005 at the redemption prices described below if redeemed during the twelve month period commencing June 15 in the years set forth below:

Redemption
Period	Price

2007	102.125%
2008 and thereafter	100.000%

Holders of the senior subordinated notes have the option of requiring us to repurchase their notes in cash upon a change of control at a repurchase price equal to 101% of the principal amount of the notes plus accrued interest, if any, to the date of the repurchase.

The indenture governing the senior subordinated notes restricts our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness and issue preferred stock;

•	pay dividends or make other distributions;

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	create liens;

•	incur restrictions on the ability of our restricted subsidiaries to pay dividends or other payments to us;

•	sell assets;

•	merge or consolidate with other entities;

•	enter into transactions with affiliates;

•	issue capital stock of restricted subsidiaries; and

•	effect acquisitions.

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

The senior secured notes are secured by second priority liens on the collateral securing our existing credit facility. The collateral includes, but is not limited to, the following property of us and the guarantors party to the indenture:

•	all of the stock and equity interests of certain of our domestic subsidiaries and 65% of the capital stock and equity interests of certain of the our foreign subsidiaries;

•	all accounts, inventory, general intangibles, equipment and insurance policies;

•	all documents of title covering, evidencing or representing goods;

•	all instruments and chattel paper;

•	commercial tort claims;

•	certain Company-owned real property;

•	rights under certain railcar leases;

•	patents, trademarks, copyrights and other intellectual property;

•	all letter of credit rights;

•	all supporting obligations;

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	certain deposit accounts; and

•	all proceeds of, and all other profits, products, rents or receipts, arising from the collection, sale, lease, exchange, assignment, licensing or other disposition or realization upon the collateral described in (1) through (11) above.

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

The senior secured notes are secured by second priority liens on the collateral securing our existing credit facility. The collateral includes, but is not limited to, the following property of us and the guarantors party to the indenture:

•	all of the stock and equity interests of certain of our domestic subsidiaries and 65% of the capital stock and equity interests of certain of the our foreign subsidiaries;

•	all accounts, inventory, general intangibles, equipment and insurance policies;

•	all documents of title covering, evidencing or representing goods;

•	all instruments and chattel paper;

•	commercial tort claims;

•	certain Company-owned real property;

•	rights under certain railcar leases;

•	patents, trademarks, copyrights and other intellectual property;

•	all letter of credit rights;

•	all supporting obligations;

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	certain deposit accounts; and

•	all proceeds of, and all other profits, products, rents or receipts, arising from the collection, sale, lease, exchange, assignment, licensing or other disposition or realization upon the collateral described in (1) through (11) above.

(E)	SERIES A REDEEMABLE PREFERRED STOCK

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

Liquidation Event.  Upon the occurrence of a sale of the Company or its subsidiaries, whether by merger, asset sale or change in equity control, or a liquidation of the Company, the Series A Preferred Stock shall be redeemed at an amount per share equal to (i) 115% of the purchase price of the Series A Preferred Stock prior to October 31, 2005, and (ii) three times the purchase price thereafter (such amount determined in (i) or (ii) hereinafter referred to as the “Liquidation Value”).

Mandatory Redemption.  Upon the earlier of (i) February 15, 2014 or (ii) to the extent such redemption is permitted under the Company’s new asset based facility, the payment in full of the Company’s senior subordinated notes and existing senior secured notes, the Series A Redeemable Preferred Stock shall be redeemed in full in cash at the price equal to 115% of the purchase price of the Series A Preferred Stock prior to October 31, 2005 and three times the purchase price thereafter.

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

(ii) the failure by the Company or Dr. Smith, the Company’s CEO, to perform or observe any other covenant in the Series A Preferred Stock Purchase Agreement or any ancillary documents that is continued for more than sixty (60) days and that reasonably expected to have a material adverse effect on the Company or the holders of the Series A Preferred Stock;

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

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mandatory prepayment date) having an aggregate principal amount in Excess of $10 million; or (B) which failure results in the acceleration of indebtedness which aggregates in excess of $10 million;

(v) the Company or any Significant Subsidiary pursuant to or within the meaning of Title 11 of the United States Code or any other Federal, state or foreign bankruptcy, insolvency or similar law (“Bankruptcy Law”) (A) commences a voluntary case or proceeding, (B) consents to the entry of an order for relief against it in an involuntary case or proceeding, (C) consents to the appointment of a custodian of it or for all or substantially all of its property, (D) makes a general assignment for the benefit of its creditors, or (E) generally is not paying its debts as they become due;

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

(x) April 30, 2007; or

(xi) closing of an underwritten registered initial offering of the Company’s equity any Liquidation Event or any repayment in full of the Notes, in each case upon which the Company does not redeem the Series A Preferred Stock in full in cash in an amount equal to the Liquidation Value.

Voting Rights.  Holders of shares of Series A Preferred Stock will have no voting rights except as described below. In such case, each such holder shall be entitled to one vote for each share held.

The board of directors of the Company consists of six directors, one of whom shall be elected by the holders of the Series A Preferred Stock. After the occurrence of certain Trigger Events (as defined in the Company’s Amended and Restated Certificate of Incorporation) the Series A Preferred Stockholders shall have the right to increase the vote of the director elected by Series A Preferred Stockholders from one vote to six votes for all matters considered by the Company’s board of directors.

Protective Provisions.  As long as shares of Series A Preferred Stock are issued and outstanding, without first obtaining the approval of the Series A Preferred Stockholders, the Company Shall not, and shall not permit its subsidiaries to, either directly or indirectly, through a merger, consolidation or otherwise:

•	Create, authorize or issue any securities of the Company or any significant subsidiary other than common stock or options to purchase common stock not to exceed 45.75206 shares of common stock and (ii) certain refinancing securities as defined in the Amended and Restated

Certificate of Incorporation;

•	Amend the Amended and Restated Certificate of Incorporation or the by-laws of the Company;

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Except where the proceeds are used to redeem the Series A Preferred Stock, consummate any sale of the Company or any significant subsidiary or sale of substantially all of the assets of the Company or any significant subsidiary;

•	Liquidate or dissolve the Company or any significant subsidiary;

•	Declare or pay any dividend or other distribution of the Company or its significant subsidiaries’ securities or redeem or repurchase any securities of the Company or any significant subsidiaries other than Series A Preferred Stock;

•	Increase or decrease the authorized number of directors of the Company;

•	Enter into any related party transactions in excess of $1,000 in the aggregate;

•	Incur any indebtedness other than indebtedness the terms of which do not prohibit the Redemption of the Series A Preferred Stock in full in cash on February 15, 2014;

•	Amend the Company’s agreements relating to indebtedness that would prohibit the redemption of the Series A Preferred Stock in full in cash on February 15, 2014;

•	Hire or terminate the Chief Executive Officer, the Chief Financial Officer or the Chief Operating Officer or making any modifications to their compensation arrangements; or

•	Report a distribution on the Series A Preferred Stock for tax purposes except to the extent such Distribution is paid in cash or to the extent that the Company has received consent from the Representative chosen by a majority of the Series A Preferred Stockholder, which consent shall not be unreasonably withheld.

Scheduled principal payments on debt over the next five years and thereafter are as follows:

2008	$876
2009	51,440
2010	314,426
2011	324
2012	317
Thereafter	505,911

$873,294

The Company believes the recorded value of long-term debt approximates fair value.

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INCOME TAXES

The provision for income taxes is summarized as follows:

	June 29,	June 30,	July 1,
Years Ended	2007	2006	2005

Current:
Federal	$—	$(102)	$—
Foreign	4,253	4,408	4,652
State and local	150	106	348

	$4,403	$4,412	$5,000

Deferred:
Federal	—	—	21,530
Foreign	1,382	565	(283)
State and local	—	—	—

	1,382	565	21,247

Provision (benefit) for income taxes	$5,785	$4,977	$26,247

The components of income (loss) before income taxes are as follows:

	June 29,	June 30,	July 1,
Years Ended	2007	2006	2005

Domestic	$(73,170)	$(91,860)	$(66,900)
Foreign	17,641	12,526	11,668

	$(55,529)	$(79,334)	$(55,232)

The provision (benefit) for income taxes differs from the amounts computed by applying the applicable Federal rates due to the following:

	June 29,	June 30,	July 1,
Years Ended	2007	2006	2005

Provision (benefit) for Federal income taxes at statutory rate	$(18,880)	$(26,974)	$(18,779)
State and local income taxes,	99	—
net of Federal benefit	—	(3,142)	(2,187)
Non-deductible goodwill impairment	—	11,945	—
Non-deductible preferred stock interest accretion	3,256	4,845	—
Foreign tax rates in excess of Federal tax rate	(363)	714	402
Increase in Valuation Allowance	2,941	15,373	47,459
Foreign Dividends	4,896
Expiration of NOLs	12,170
Other, net	1,666	2,216	(648)

Provision (benefit) for income taxes	$5,785	$4,977	$26,247

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 29,	June 30,
	2007	2006

Current deferred taxes:
Allowance for doubtful accounts	870	1,416
Inventory	724	855
Net operating loss carryforwards	2,421	3,171
Accrued expenses	3,180	3,251

Total current deferred tax assets	7,195	8,693

Long-term deferred taxes:
Net operating loss carryforwards	111,292	104,647
Accrued pension and post-retirement	2,949	2,822
Unrealized loss on derivative contracts	280	372
Unrealized loss of pension plan	2,858	3,001
Difference in book and tax basis of assets	(609)	(609)
Difference in depreciation	(15,570)	(15,633)
Goodwill — deductible for tax purposes	(12,053)	(9,740)
Other expenses	722	570
Other foreign	(1,637)	(3,019)

Total long-term net deferred tax assets	88,232	82,411

Total current and long term deferred tax assets	95,427	91,104
Valuation allowance	(97,064)	(94,123)

Total long-term net deferred tax assets/(liabilities)	(1,637)	(3,019)

Net Operating Losses

The Company and its U.S. subsidiaries file a consolidated tax return. The Company and its U.S. subsidiaries have net operating loss (“NOL”) carryforwards of approximately $308,000. These NOL’s expire at various dates from 2009 through 2026. Approximately $63,000 of the NOL’s are as a result of the acquisition of PureTec in 1997 (the “PureTec NOL’s”). The PureTec NOL’s are subject to the change of ownership annual limitation of approximately $5,600. As a result of this limitation the Company can utilize a maximum of $63,000 of PureTec NOL’s.

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

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	EMPLOYEE BENEFIT PLANS

The following disclosures reflect the Company’s adoption of SFAS 158 effective for the fiscal year ended June 29, 2007:

(a)	Savings Plans

i. The Company maintains a discretionary 401(k) plan covering all eligible employees with at least one year of service.

The Company determines matching contributions to the plan each year, not to exceed 2% of the employee’s eligible compensation. Contributions for the fiscal years ended June 29, 2007, June 30, 2006 and July 1, 2005, amounted to $1,054, $1,105 and $1,081, respectively.

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

iii. The Company also had a defined benefit pension plan for the benefit of all employees having completed one year of service with Dolco Packaging Corporation (“Dolco”). The funding policy of the Company was to make the minimum required contribution for the plan year required by applicable regulations. Dolco’s Board of Directors approved a plan to freeze this defined benefit pension plan on June 30, 1987, at which time benefits ceased to accrue. The Company has not been required to contribute to the plan since 1990.

On January 1, 2007, the three plans were combined to become the Tekni-Plex, Inc. Pension Plan (“The Plan”).

The components of net periodic pension costs are as follows:

	Year Ended	Year Ended	Year Ended
	June 29,	June 30,	July 1,
	2007	2006	2005

Service cost	$129	$161	$125
Interest cost on projected benefit obligation	1,507	1,379	1,479
Expected actual return on plan assets	(1,582)	(1,505)	(1,581)
Amortization of unrecognized:
Prior service cost	12	12	12
Net loss	488	823	527

Net pension cost	$554	$870	$562

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended	Year Ended
	June 29,	June 30,
	2007	2006

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation, beginning of period	$24,732	$28,798
Service cost	129	161
Interest cost	1,508	1,380
Actuarial loss(gain)	686	(4,451)
Benefits paid	(1,461)	(1,156)

Projected benefit obligation, end of period	25,594	24,732

CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period	19,039	18,478
Actual return on plan assets	3,152	1,217
Company contributions	1,479	500
Benefits paid	(1,461)	(1,156)

Plan assets at fair value, end of period	22,209	19,039

Funded status of the Plan	$(3,385)	$(5,693)

Amounts recognized in the consolidated balance sheet as of June 29, 2007

June 29,
2007

Other non-current liabilities	$(3,385)

Net pension liability, end of fiscal year	$(3,385)

Amounts recognized in accumulated other comprehensive income

June 29,
2007

Net actuarial loss	$6,526
Prior service cost	52

Total	$6,578

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

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net periodic post-retirement benefit costs are as follows:

	Year Ended	Year Ended
	June 29,	June 30,
	2007	2006

Service cost	$198	$221
Interest cost	312	273
Prior service cost	20	20
Net loss	72	153

Net post-retirement benefit cost	$602	$667

	Year Ended	Year Ended
	June 29,	June 30,
CHANGE IN PROJECTED BENEFIT OBLIGATION	2007	2006

Projected benefit obligation, beginning of period	$5,155	$5,584
Service cost	198	221
Interest cost	312	273
Retiree contributions	4	15
Actuarial (gain)	(335)	(726)
Benefits paid	(217)	(211)

Projected benefit obligation, end of period	$5,117	$5,156
CHANGE IN PLAN ASSETS
Plan assets at fair value, beginning of period	—	—
Retiree contributions	4	15
Company contributions	213	196
Benefits paid	(217)	(211)

Plan assets at fair value, end of period	—	—

Funded status of the Plan	$(5,117)	$(5,156)

Amounts recognized in the consolidated balance sheet as of June 29, 2007

June 29,
2007

Current liabilities	$(383)
Noncurrent liabilities	(4,734)

Net pension liability, end of fiscal year	$(5,117)

Amounts recognized in accumulated other comprehensive income

June 29,
2007

Net actuarial loss	$853
Prior service cost	89

Total	$942

The accumulated post-retirement benefit obligation was determined using a 6.00% and 6.25% discount rate for the periods presented. The healthcare cost trend rate for medical benefits was changed from a flat 6.00% as of

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s plan asset allocation at 2007 and 2006 and target allocation for 2008 are as follows:

	Target	Percentage
	Allocation	of Plan Assets
Security Type	2008	2007	2006

Guaranteed Investment Contract	0%	0%	6%
Fixed Income Securities	35%	40%	0%
Equity Securities	65%	60%	51%
Debt Securities	0%	0%	43%

Total Plan Assets	100%	100%	100%

The Company’s investment policy is to invest in stock and balanced funds of mutual fund and insurance companies to preserve principal while at the same time establish a minimum rate of return of approximately 5%. No more than one-third of the total plan assets are placed in any one fund.

The expected long-term rate-of-return-on-assets is 8%. This return is based upon the historical performance of the currently invested funds.

The benefits expected to be paid for each of the next five years and in the aggregate for each of the plans for the following five years are:

2008	$1,712
2009	1,914
2010	2,032
2011	2,128
2012	2,223
2013-2017	11,635

10.	STOCK OPTIONS

In January 1998, the Company adopted an incentive stock plan (the “Stock Incentive Plan”). Under the Stock Incentive Plan, 45.8 shares are available for awards to employees of the Company. Options are granted at fair market value on the date of grant. As of July 2, 1999 options to purchase 38.2 shares of common stock were outstanding at weighted-average exercise price of $177 thousand. During 2001 options were granted to purchase 4.0 shares of common stock at weighted average exercise prices of $559 thousand per share. During 2003 options to purchase 2.0 shares of common stock at a weighted average exercise price of $177 thousand were forfeited and options to purchase 2.0 shares of common stock at a weighted average exercise price of $680 thousand were issued. In fiscal 2006, options to purchase up to 16.0 shares of common stock with a strike price of $43 thousand per share were issued and options to purchase 2.0 share with a strike price of $680 thousand were forfeited 10 options were issued in fiscal 2007 with an average exercise price of $43,681. The Company determined that the fair value of these options was nominal. The options are subject to vesting provisions, as determined by the Board of Directors, and generally vest 100% five years from grant date and expire 10 years from date of grant.

At June 29, 2007, 42.1 options were outstanding, 16.1 options were exercisable and no options have been exercised.

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS AND CONTINGENCIES

Commitments

(a) The Company leases building space and certain equipment in approximately 33 locations throughout the United States, Canada and Europe. At June 29, 2007, the Company’s future minimum lease payments are as follows:

2008	$12,793
2009	9,140
2010	6,819
2011	5,893
2012	5,548
Thereafter	13,077

$53,270

Rent expense, including escalation charges, amounted to approximately $10,016 and $8,447 for the years ended June 29, 2007 and June 30, 2006, respectively.

(b) The Company has an employment contract with one officer, providing a minimum annual salary of $4.0 million with no mandatory bonuses. The two year agreement expires in 2007.

Contingencies

(a) The Company is a party to various legal proceedings arising in the normal conduct of business, including compliance with environmental regulations and foreign tax matters. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

(c) We are subject to environmental laws requiring the investigation and cleanup of environmental contamination. In addition to remediation being undertaken by third parties at a limited number of our locations, we are currently remediating contamination resulting from past industrial activity at two of our New Jersey facilities which we acquired from PureTec in 1998. This remediation is being conducted pursuant to the requirements of New Jersey’s Industrial Site Recovery Act which were triggered by the 1998 PureTec transaction. If any other events were to occur in the future that would be deemed to have effected a “change of control” of any of our New Jersey facilities as defined under New Jersey’s Industrial Site Recovery Act, we would be required to take additional actions to comply with such statute, including possibly additional investigations and remediation. We also are conducting remediation at a formerly-owned New Jersey facility under a voluntary cleanup agreement with the state.

We recently voluntarily self-disclosed to regulators certain non-compliances with the air permit for our Troy, OH facility. We have installed additional pollution controls at this facility and we are currently in compliance with

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our air permit. We may also be required to pay a fine, but we cannot predict whether such a fine will be imposed, or if so, in what amount.

In 2004, the National Enforcement Investigation Center (NEIC), on behalf of the United States Environmental Protection Agency (EPA), conducted an environmental review of our Burlington, NJ site concerning federal Clean Air Act requirements. The EPA subsequently issued a request for further information regarding these air issues under Section 114 of the federal Clean Air Act. In February and March, 2006 the New Jersey Department of Environmental Protection (NJDEP) issued administrative orders alleging violations of certain state air regulations at the Burlington facility. In March, 2006, the United States Department of Justice (DOJ) contacted Colorite on behalf of the EPA. The DOJ indicated that certain violations under several federal environmental statutes had been identified as a result of the EPA’s inspection. They discussed the alleged violations and attempted to negotiate a settlement. Since that date, representatives of Colorite have met with representatives of EPA, DOJ and NJDEP on several occasions to discuss the alleged federal and state violations. Tekni-Plex continues to evaluate the alleged violations and its defenses to them, and anticipates negotiating with the government agencies to attempt to resolve these matters.

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

13.	SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid

	June 29,	June 30,	July 1,
Years Ended	2007	2006	2005

Interest	$89,544	$82,054	$86,406

Income taxes	5,417	3,129	$4,546

Non-Cash Financing Activities:
Exchange of Capital for Series A Redeemable Preferred Stock	—	—	$22,500

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	SEGMENT INFORMATION

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

Financial information concerning the Company’s business segments and the geographic areas in which it operates are as follows:

	Tubing
Year End June 29, 2007	Products	Packaging	Other	Totals

Revenues from external customers	$205,632	$405,429	$162,276	$773,337
Interest expense	49,013	33,310	22,145	104,468
Depreciation and amortization	5,573	15,309	7,112	27,994
Segment income (loss) from operations	4,588	66,331	(988)	69,931
Goodwill	70,099	78,641	18,544	167,284
Segment assets	239,110	275,214	121,877	636,201
Expenditures for segment fixed assets	4,276	13,050	3,605	20,931

	Tubing
Year End June 30, 2006	Products	Packaging	Other	Totals

Revenues from external customers	$215,801	$374,063	$152,819	$742,683
Interest expense	49,139	33,524	22,168	104,831
Depreciation and amortization	9,039	14,344	7,590	30,973
Segment income (loss) from operations	(30,538)	63,569	3,015	36,046
Goodwill	70,099	78,641	18,544	167,284
Segment assets	248,532	263,843	142,606	654,981
Expenditures for segment fixed assets	3,959	10,247	4,275	18,481

	Tubing
Year End July 1, 2005	Products	Packaging	Other	Totals

Revenues from external customers	$213,052	$348,675	$133,797	$695,524
Interest expense	42,188	28,662	19,049	89,899
Depreciation and amortization	9,311	15,255	7,063	31,629
Segment income(loss) from operations	(6,473)	48,967	(1,239)	41,255
Goodwill	108,593	63,943	25,996	198,532
Segment assets	295,176	255,827	132,166	683,169
Expenditures for segment fixed assets	2,481	10,886	4,219	17,586

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	June 29,	June 30,	July 1,
Years Ended	2007	2006	2005

OPERATING PROFIT
Total operating profit for reportable segments before income taxes	$69,931	$36,046	$41,255
Corporate and eliminations	(18,928)	(17,086)	(17,069)

Consolidated total	$51,003	$18,960	$24,186

ASSETS
Total assets from reportable segments	$636,201	$654,981	$683,169
Other unallocated amounts	3,092	8,374	8,526

Consolidated total	$639,293	$663,355	$691,695

DEPRECIATION AND AMORTIZATION
Segment totals	$27,994	$30,973	$31,629
Corporate	1,020	1,024	1,024

Consolidated total	$29,014	$31,997	$32,653

EXPENDITURES FOR SEGMENT FIXED ASSETS
Segment totals	$20,931	$18,481	$17,586
Other unallocated expenditures	613	601	660

Consolidated total	$21,544	$19,082	$18,246

REVENUES GEOGRAPHIC INFORMATION
United States	$642,029	$641,661	$594,145
Canada	17,328	13,603	18,832
China & Argentina	8,557	4,333	2,805
Europe, primarily Belgium	105,423	83,086	79,742

Total	$773,337	$742,683	$695,524

LONG-LIVED ASSETS GEOGRAPHIC INFORMATION
United States	$302,687	$320,630	$364,864
Canada	8,483	9,582	9,552
China & Argentina	4,028	2,466	427
Europe	35,237	23,168	24,423

Total	$350,435	$355,846	$399,266

Income from operations is total net sales less cost of goods sold and operating expenses of each segment before deductions for general corporate expenses not directly related to an individual segment and interest. Identifiable assets by industry are those assets that are used in the Company’s operation in each industry segment, including assigned value of goodwill. Corporate identifiable assets consist primarily of cash, prepaid expenses, deferred income taxes and fixed assets.

For each of the three years in the period ended June 29, 2007 no single customer represented at least 10% of sales.

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tekni-Plex, Inc. issued 12 3/4% Senior Subordinated Notes in June 2000 and May 2002 and 8 3/4% Senior Secured Notes in November 2003. These notes are guaranteed by all domestic subsidiaries of Tekni-Plex. The guarantor subsidiaries are 100% owned by the issuer. The guaranties are full and unconditional and joint and several. There are no restrictions on the transfer of funds from guarantor subsidiaries to the issuer. The following condensed consolidating financial statements present separate information for Tekni-Plex (the “Issuer”) and its domestic subsidiaries (the “Guarantors”) and the foreign subsidiaries (the “Non-Guarantors”).

Condensed Consolidating Statement of Operations — For the year ended June 29, 2007

			Non-
	Issuer	Guarantors	Guarantors	Total

Sales, net	$198,203	$443,826	$131,308	$773,337
Cost of sales	147,572	411,218	97,360	656,150

Gross profit	50,631	32,608	33,948	117,187
Selling, general and administrative	26,072	26,766	11,631	64,469
Integration expense	712	1,003	—	1,715

Income (loss) from operations	23,847	4,839	22,317	51,003
Interest expense, net	104,282	(1)	187	104,468
Unrealized loss (gain) on derivative contract	(243)	—	—	(243)
Other expense (income)	(1,650)	(532)	4,489	2,307

Income (loss) before provision for income taxes	(78,542)	5,372	17,641	(55,529)
Provision for income taxes	150	—	5,635	5,785

Net income (loss)	$(78,692)	$5,372	$12,006	$(61,314)

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet — at June 29, 2007

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Total

CURRENT ASSETS	$37,002	$185,019	$66,837	$—	$288,858
Property, plant and equipment, net	39,203	97,873	26,951	—	164,027
Intangible assets	16,995	145,793	8,613	—	171,401
Investment in subsidiaries	568,642	—	—	(568,642)	—
Deferred financing costs, net	11,944	—	—	—	11,944
Other long-term assets	438,409	424,167	844	(860,357)	3,063

TOTAL ASSETS	$1,112,195	$852,852	$103,245	$(1,428,999)	$639,293

CURRENT LIABILITIES	37,916	30,642	36,781		105,339
Long-term debt	782,693	29	3,663	—	786,385
Preferred stock	86,033	—	—	—	86,033
Other long-term liabilities	569,565	298,846	1,109	(860,357)	9,163

Total Liabilities	1,476,207	329,517	41,553	(860,357)	986,920

Additional paid-in capital	188,018	296,764	20,251	(317,015)	188,018
Retained earnings (accumulated deficit)	(316,154)	215,546	36,082	(251,627)	(316,153)
Accumulated other comprehensive (income) loss	(1,216)	(6,460)	8,707	—	1,031
Treasury stock	(220,523)	—	—	—	(220,523)

Total stockholders’ deficit	(349,875)	505,850	65,040	(568,642)	(347,627)

Total liabilities and stockholders’ deficit	$1,126,332	$835,367	$106,593	$(1,428,999)	$639,293

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flows — For the year ended June 29, 2007

			Non-
	Issuer	Guarantors	Guarantors	Total

Net cash provided by (used in) operating activities:	$(51,860)	$41,310	$24,738	$14,188

Cash flows from investing activities:
Capital expenditures	(4,614)	(11,487)	(5,443)	(21,544)
Additions to intangibles	(2,342)	1,119	(431)	(1,654)
Deposits and other assets	—	417	(1,399)	(982)

Net cash used in investing activities	(6,956)	(9,951)	(7,273)	(24,180)

Cash flows from financing activities:
Repayments under line of credit	(41,000)	—	—	(41,000)
Borrowings under line of credit	53,000	—	—	53,000
Proceeds from long-term debt	—	—	(390)	(390)
Debt financing	250	—	—	250
Change in intercompany accounts	47,765	(30,051)	(17,714)	—
Net cash flows provided by (used in) financing activities	60,015	(30,051)	(18,104)	11,860

Effect of exchange rate changes on cash	—	—	(212)	(212)

Net increase (decrease) in cash	1,199	1,308	(851)	1,656
Cash, beginning of year	4,250	4,895	11,544	20,689

Cash, end of year	$5,449	$6,203	$10,693	$22,345

Condensed Consolidating Statement of Operations — For the year ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Total

Sales, net	$196,727	$444,934	$101,022	$742,683
Cost of sales	143,386	403,692	74,905	621,983

Gross profit	53,341	41,242	26,117	120,700
Selling, general and administrative	25,798	60,444	10,248	96,490
Integration expense	1,494	3,756	—	5,250

Income (loss) from operations	26,049	(22,958)	15,869	18,960
Interest expense, net	104,552	144	135	104,831
Unrealized loss (gain) on derivative contract	(3,800)	—	—	(3,800)
Other (income) expense	(4,921)	(1,024)	3,208	(2,737)

Loss (income) before provision for income taxes	(69,782)	(22,078)	12,526	(79,334)
Provision for income taxes	(67)	71	4,973	4,977

Net income (loss)	$(69,715)	$(22,149)	$7,553	$(84,311)

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet — at June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Total

CURRENT ASSETS	$36,233	$203,580	$67,696	$—	$307,509
Property, plant and equipment, net	40,641	101,724	25,422	—	167,787
Intangible assets	14,929	147,109	9,342	—	171,380
Investment in subsidiaries	547,778	—	—	(547,778)	—
Deferred taxes	8,502	(8,502)	—		—
Deferred financing costs, net	14,502	116	—	—	14,618
Other long-term assets	418,403	283,922	452	(700,716)	2,061

TOTAL ASSETS	$1,080,988	$727,949	$102,912	$(1,248,494)	$663,355

CURRENT LIABILITIES	33,085	28,800	30,209		92,094
Long-term debt	769,268	—	3,639	—	772,907
Preferred stock	74,495	—		—	74,495
Other long-term liabilities	492,811	205,765	14,930	(700,716)	12,790

Total Liabilities	1,369,659	234,565	48,778	(700,716)	952,286

Additional paid-in capital	188,011	294,585	18,951	(313,529)	188,018
Retained earnings (accumulated deficit)	(254,840)	205,381	28,869	(234,249)	(254,839)
Accumulated other comprehensive (income) loss	(1,319)	(6,582)	6,314	—	(1,587)
Treasury stock	(220,523)	—	—	—	(220,523)

Total stockholders’ deficit	(288,671)	493,384	54,134	(547,778)	(288,931)

Total liabilities and stockholders’ deficit	$1,080,988	$727,949	$102,912	$(1,248,494)	$663,355

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flows — For the year ended June 30, 2006

			Non-
	Issuer	Guarantors	Guarantors	Total

Net cash provided by (used in) operating activities:	$(49,790)	$27,864	$10,727	$(11,199)

Cash flows from investing activities:
Capital expenditures	(3,406)	(10,835)	(4,841)	(19,082)
Cash proceeds from sale of assets	—	4,142	—	4,142
Additions to intangibles	263	(3,898)	(3)	(3,638)
Deposits and other assets	(3)	(260)	(33)	(296)

Net cash used in investing activities	(3,146)	(10,851)	(4,877)	(18,874)

Cash flows from financing activities:
Net borrowings (repayment) under line of credit	27,000	—	—	27,000
Proceeds from long-term debt	—	—	(17)	(17)
Repayment of long-term debt	—	—	—	—
Debt financing	(237)	—	429	192
Change in intercompany accounts	18,029	(19,850)	1,821	—
Proceeds from issuance of Series A redeemable preferred stock	5,423	—	—	5,423

Net cash flows provided by (used in) financing activities	50,215	(19,850)	2,233	32,598

Effect of exchange rate changes on cash	—	—	(420)	(420)

Net increase (decrease) in cash	(2,721)	(2,837)	7,663	2,105
Cash, beginning of year	6,971	7,732	3,881	18,584

Cash, end of year	$4,250	$4,895	$11,544	$20,689

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Operations — For the year ended July 1, 2005

			Non-
	Issuer	Guarantors	Guarantors	Total

Sales, net	$180,687	$413,458	$101,379	$695,524
Cost of sales	136,358	387,452	76,360	600,170

Gross profit	44,329	26,006	25,019	95,354
Selling, general and administrative	25,872	25,289	9,529	60,690
Integration expense	2,399	8,079	—	10,478

Income (loss) from operations	16,058	(7,362)	15,490	24,186
Interest expense, net	89,762	—	137	89,899
Unrealized loss (gain) on derivative contract	(8,287)	—	—	(8,287)
Other expense (income)	(4,021)	(1,858)	3,685	(2,194)

Income (loss) before provision for income taxes	(61,396)	(5,504)	11,668	(55,232)
Provision for income taxes	21,820	58	4,369	26,247

Net income (loss)	$(83,216)	$(5,562)	$7,299	$(81,479)

Condensed Consolidating Balance Sheet — at July 1, 2005

			Non-
	Issuer	Guarantors	Guarantors	Eliminations	Total

CURRENT ASSETS	$38,998	$192,614	$60,817	$—	$292,429
Property, plant and equipment, net	42,397	109,750	24,035	—	176,182
Intangible assets	15,268	179,210	10,164	—	204,642
Investment in subsidiaries	562,374	—	—	(562,374)	—
Deferred financing costs, net	16,561	116	—	—	16,677
Other long-term assets	379,589	214,261	203	(592,288)	1,765

TOTAL ASSETS	$1,055,187	$695,951	$95,219	$(1,154,662)	$691,695

CURRENT LIABILITIES	27,709	39,040	24,862	—	91,611
Long-term debt	740,739	—	3,874	—	744,613
Preferred stock	54,822	—		—	54,822
Other long-term liabilities	437,185	148,101	20,978	(592,288)	13,976

TOTAL LIABILITIES	1,260,455	187,141	49,714	(592,288)	905,022

Additional paid-in capital	187,999	296,783	16,765	(313,529)	188,018
Retained earnings (accumulated deficit)	(170,528)	222,736	26,109	(248,845)	(170,528)
Accumulated other comprehensive (income) loss	(2,216)	(10,709)	2,631	—	(10,294)
Treasury stock	(220,523)	—	—	—	(220,523)

TOTAL STOCKHOLDERS’ DEFICIT	(205,268)	508,810	45,505	(562,374)	(213,327)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,055,187	$695,951	$95,219	$(1,154,662)	$691,695

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Cash Flows — For the year ended July 1, 2005

			Non-
	Issuer	Guarantors	Guarantors	Total

Net cash provided by (used in) operating activities:	$(74,070)	$42,357	$7,252	$(24,461)

Cash flows from investing activities:
Acquisitions	(93)	—	—	(93)
Capital expenditures	(3,826)	(13,027)	(1,393)	(18,246)
Additions to intangibles	(331)	(241)	(89)	(661)

Net cash used in investing activities	(4,250)	(13,268)	(1,482)	(19,000)

Cash flows from financing activities:
Net borrowings (repayment) under line of credit	(64,000)	—	—	(64,000)
Proceeds from long-term debt	178,640	—	—	178,640
Repayment of long-term debt	(70,943)	—	(705)	(71,648)
Debt financing	(10,720)	—	—	(10,720)
Change in intercompany accounts	40,424	(30,280)	(10,144)	—

Net cash flows provided by (used in) financing activities	73,401	(30,280)	(10,849)	32,272

Effect of exchange rate changes on cash	—	—	38	38

Net increase (decrease) in cash	(4,919)	(1,191)	(5,041)	(11,151)
Cash, beginning of year	11,890	8,923	8,922	29,735

Cash, end of year	$6,971	$7,732	$3,881	$18,584

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	First		Second		Third	Fourth
	Quarter		Quarter		Quarter	Quarter

2007
Net sales	$172,005		$156,106		$211,681	$233,545
Gross profit	26,935		26,163		34,098	29,991	(3)
Income (loss) from operations	11,036		11,236		17,169	11,562	(3)
Net (loss)	$(14,872	)(2)	$(15,661)		$(12,158)	$(18,623	)(3)

2006
Net sales	$162,751		$152,396		$194,568	$232,968
Gross profit	18,508		22,474		36,914	42,804
Income (loss) from operations	1,437		(27,987	)(1)	19,830	25,680
Net (loss)	$(24,299)		$(54,528	)(1)	$(4,564)	$(920)

(1)	In September 2005, we concluded our annual garden hose contract negotiations. While we were largely successful in securing our target price increases, we lost meaningful market share. With this information in mind, in the second quarter of fiscal 2006 we deemed it appropriate to retest the goodwill in our Tubing segment. Accordingly, we recorded a $35.1 million impairment charge against the goodwill associated with our Swan operations as we anticipate reducing the capacity of this operation, eliminating much of its fixed costs, to reflect our reduced market position.

TEKNI-PLEX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The first quarter of fiscal 2007 included a $2.4 million reduction in interest expense due to a change in the methodology used to accrete our preferred stock to its mandatory redemption value from the straight-line method to the effective interest method.

(3)	The fourth quarter of fiscal 2007 includes certain fourth quarter adjustments, including the following:

(1)	$1.1 million reduction in inventory to correct a misstated inventory count at our Action Technology unit in Clinton, IL.

(2)	$2.8 million increase in fixed assets to correct excess depreciation charged in prior years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON SUPPLEMENTAL SCHEDULE

Board of Directors
Tekni-Plex, Inc.
Somerville, New Jersey

The audits referred to in our report dated September 26, 2007 relating to the consolidated financial statements of Tekni-Plex, Inc. and its subsidiaries (the “Company”), included the audits of the financial statement schedule for the years ended June 29, 2007, June 30, 2006 and July 1, 2005 listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP

Woodbridge, New Jersey
September 26, 2007

TEKNI-PLEX, INC.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
	Period	Expenses(1)	Deductions(2)	of Period(3)
	(Dollars in thousands)

YEAR ENDED JULY 1, 2005
Accounts receivable allowance for possible losses	$5,328	$1,970	$1,234	$6,064

YEAR ENDED JUNE 30, 2006
Accounts receivable allowance for possible losses	$6,064	$1,044	$4,156	$2,952

YEAR ENDED JUNE 29, 2007
Accounts receivable allowance for possible losses	$2,952	$4,826	$4,850	$2,928

(1)	To increase accounts receivable allowance.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Amounts do not include certain accounts receivable reserves that are disclosed as “allowances” on the Consolidated Balance Sheets since they are not valuation reserves.