Form 10-Q
period 2008-03-28
TEKNI PLEX INC
filed 2008-05-12
CIK 1039542

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission file number 333-28157
TEKNI-PLEX, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3286312
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

260 North Denton Tap Road
Coppell, TX 75019	(972) 304-5077
(Address of principal executive office)	(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

TEKNI-PLEX, INC.

TEKNI-PLEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	MARCH 28,
	2008	JUNE 29,
	(UNAUDITED)	2007
ASSETS
CURRENT:
Cash	$10,708	$22,345
Accounts receivable, net of allowance for doubtful accounts of $3,124 and $2,928 respectively	107,129	129,500
Inventories	145,792	131,884
Prepaid expenses and other current assets	10,166	5,129

TOTAL CURRENT ASSETS	273,795	288,858
PROPERTY, PLANT AND EQUIPMENT, NET	163,612	164,027
GOODWILL	167,284	167,284
INTANGIBLE ASSETS, NET OF ACCUMULATED AMORTIZATION OF $9,683 AND $8,116 RESPECTIVELY	2,801	4,117
DEFERRED CHARGES, NET OF ACCUMULATED AMORTIZATION OF $19,990 AND $17,653 RESPECTIVELY	9,711	11,944
OTHER ASSETS	2,850	3,063

	$620,053	$639,293

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$800,181	$876
Accounts payable — trade	45,639	51,670
Accrued payroll and benefits	10,150	9,639
Accrued interest	43,790	11,453
Accrued liabilities — other	33,177	25,442
Income taxes payable	7,307	6,259

TOTAL CURRENT LIABILITIES	940,244	105,339
LONG-TERM DEBT	—	786,385
SERIES A REDEEMABLE PREFERRED STOCK	97,782	86,033
OTHER LIABILITIES	9,068	9,163

TOTAL LIABILITIES	1,047,094	986,920

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock	—	—
Additional paid-in capital	188,018	188,018
Accumulated other comprehensive gain	8,294	1,031
Accumulated deficit	(402,830)	(316,153)
Less: Treasury stock	(220,523)	(220,523)

TOTAL STOCKHOLDERS’ DEFICIT	(427,041)	(347,627)

	$620,053	$639,293

See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC. AND SUBSIDIARIES
(in thousands)
(Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 28,	MARCH 30,	MARCH 28,	MARCH 30,
	2008	2007	2008	2007
NET SALES	$203,967	$211,681	$545,361	$539,792
COST OF GOODS SOLD	175,628	177,583	482,434	452,596

GROSS PROFIT	28,339	34,098	62,927	87,196
OPERATING EXPENSES:
Selling, general and administrative	26,535	16,575	63,118	46,044
Integration expense	—	354	—	1,711

OPERATING PROFIT (LOSS)	1,804	17,169	(191)	39,441
OTHER EXPENSES:
Interest expense, net	26,574	27,827	80,660	77,758
Realized (gain) loss on derivative contracts	—	(246)	(736)	109
Other expenses (income)	1,193	(85)	2,597	267

LOSS BEFORE INCOME TAXES	(25,963)	(10,327)	(82,712)	(38,693)
Provision for income taxes	1,408	1,831	3,965	3,998

NET LOSS	$(27,371)	$(12,158)	$(86,677)	$(42,691)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 28,	MARCH 30,	MARCH 28,	MARCH 30,
	2008	2007	2008	2007
NET LOSS	$(27,371)	$(12,158)	$(86,677)	$(42,691)
OTHER COMPREHENSIVE LOSS, NET OF TAXES
Foreign currency translation adjustment	3,520	(89)	7,075	844

COMPREHENSIVE LOSS	$(23,851)	$(12,247)	$(79,602)	$(41,847)

See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	NINE MONTHS ENDED
	MARCH 28,	MARCH 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,677)	$(42,691)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	23,894	24,259
Fixed assets disposal	2,599	—
Realized (gain) loss on derivative contracts	(736)	109
Interest accretion on Series A Redeemable Preferred Stock	11,749	7,908
Changes in operating assets and liabilities:
Accounts receivable	22,648	14,704
Inventories	(11,203)	(20,956)
Prepaid expenses and other current assets	(4,632)	(320)
Income taxes	1,479	(460)
Accounts payable	(5,755)	5,435
Accrued interest	32,345	12,958
Accrued expenses and other liabilities	10,596	(4,912)

Net cash used in operating activities	(3,693)	(3,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,027)	(16,112)
Additions to intangibles	(143)	(38)
Deposits and other assets	2,603	(140)

Net cash used in investing activities	(18,567)	(16,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under line of credit	(47,531)	(35,000)
Borrowings under line of credit	59,364	53,000
Net proceeds (repayment) from long-term debt	34	(233)
Debt financing costs	(104)	250

Net cash provided by financing activities	11,763	18,017

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,140)	(350)

Net decrease in cash	(11,637)	(2,589)
Cash, beginning of period	22,345	20,689

Cash, end of period	$10,708	$18,100

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$33,535	$54,411
Income taxes	7,281	3,226
See accompanying notes to consolidated financial statements.

TEKNI-PLEX, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)
NOTE 1 — RECENT DEVELOPMENTS
As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex, Inc. (the “Company” or “Tekni-Plex”) has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.1 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”). The failure to make the interest payment on the Senior Subordinated Notes constituted (i) a default under the indenture governing the Senior Subordinated Notes, (ii) upon the expiration of the applicable 30-day grace period, an event of default (together with the default referred to in clause (i) above, the “Interest Default”), under the indenture governing the Senior Subordinated Notes, permitting the holders of at least 25% of the principal amount thereof or the trustee to accelerate the Senior Subordinated Notes, and (iii) an event of default under the Company’s Credit Agreement (the “Credit Agreement”), permitting the lenders to terminate their commitments and accelerate all amounts outstanding thereunder. In the event that the Senior Subordinated Notes were accelerated, such acceleration would constitute an event of default under the Credit Agreement, the Company’s 10 7/8% Senior Secured Notes due 2012 (the “First Lien Notes”) and the Company’s 8.75% Senior Secured Notes due 2013 (the “Second Lien Notes”). In the event that the Credit Agreement were accelerated, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.
In connection with the Interest Default, Tekni Plex engaged in discussions with certain of its lenders and noteholders and executed various amendments and agreements described in previous 8-Ks and below. On April 11, 2008, Tekni-Plex entered into a restructuring agreement (the “Restructuring Agreement”) pursuant to which (i) the Company and its domestic subsidiaries, (ii) entities that represent that they hold at least 91% of the Company’s Senior Subordinated Notes and more than 67% of the Company’s Second Lien Notes, (iii) Weston Presidio, on behalf of each of its funds that holds the Company’s Series A Preferred Stock, (iv) Dr. F. Patrick Smith, and (v) Tekni-Plex Partners LLC and MST/TP Partners LLC (together the holders of 100% of the Company’s common stock) agreed to negotiate, document and consummate certain transactions to restructure the Company, as reported in the Company’s Form 8-K filed on April 14, 2008 (the “Restructuring”). The terms of the Restructuring include, among other things, that (i) the Senior Subordinated Notes held by noteholders consenting to the Restructuring will be exchanged for 100% of the common stock in reorganized Tekni-Plex (the “New Common Stock”), subject to dilution by a management incentive plan and exercise of the Warrants (defined in (ii) below), (ii) the Company’s Series A Preferred Stock will be exchanged or redeemed for warrants to purchase New Common Stock (the “Warrants”) and (iii) the Company’s existing common stock will be cancelled, redeemed or purchased, and each holder thereof will receive its pro rata share of a cash distribution of $250,000.
Upon the consummation of the Restructuring, the Company’s Amended and Restated Credit Agreement dated February 14, 2008 (the “Amended And Restated Credit Agreement”) among the Company, the lenders and issuers party thereto, Citicorp USA, Inc., as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, will provide for an increase in the maximum availability under that credit facility from $95 million to $110 million. It is intended that the interest due on December 17, 2007 on the Senior Subordinated Notes will be paid upon consummation of the Restructuring on any Senior Subordinated Notes remaining outstanding, such that the Interest Default (as defined above) under the indenture governing the Senior Subordinated Notes will be cured.
The Restructuring has not yet been consummated, and there can be no assurance that the Company will be able to consummate these transactions in a timely manner, or at all. Notably, prior to the consummation of the Restructuring, it may be necessary for a significant holder of Senior Subordinated Notes to obtain anti-trust clearance from the Federal Cartel Office in Germany before the Senior Subordinated Notes can be exchanged for common stock of the Company. This clearance has not yet been received and there can be no assurance that it will be received.
The obligation of each party to the Restructuring Agreement to take the actions described therein to consummate the Restructuring expires by the terms of the Restructuring Agreement on May 13, 2008. However, the Senior Subordinated Noteholders party to the Restructuring Agreement have, as contemplated by the Restructuring Agreement, each entered into an exchange agreement (a “Noteholder Exchange Agreement”) that provides a separate source of the obligation of each such Senior Subordinated Noteholder to consummate the Restructuring, subject to substantially the same conditions to this obligation as are described in the Restructuring Agreement, but subject to an extension of such May 13, 2008 expiration date to a date not later then June 2, 2008. Requisite consents have been obtained to extend the deadline set forth in each such Noteholder Exchange Agreement by which the Restructuring must be consummated until June 2, 2008. Each of the Company, each of the Company’s subsidiaries that is party to the Restructuring Agreement, Weston Presidio, on behalf of each of its funds that holds the Company’s Series A Preferred Stock, Dr. F. Patrick Smith, Tekni-Plex Partners LLC and MST/TP Partners LLC have agreed to extend, until June 2, 2008, the period during which they are bound by the terms of the Restructuring Agreement. Consequently each party who was obligated to take action under the Restructuring Agreement to consummate the Restructuring is still so obligated until June 2, 2008.
As previously disclosed in the Company’s Form 8-K filed on February 14, 2008, under the Company’s Amended and Restated Credit Agreement, if the debt-for-equity swap with certain holders of the Senior Subordinated Notes pursuant to the Restructuring Agreement (the “Debt Swap”), was not consummated by May 13, 2008, an Event of Default under the Company’s Amended and Restated Credit Agreement would have existed, which would have permitted the lenders under the Amended and Restated Credit Agreement to terminate their commitments thereunder and accelerate all amounts outstanding thereunder. On May 12, 2008, the Company entered into an amendment, a copy of which is attached hereto as Exhibit 10.6, providing, among other things, (i) for the extension of the deadline for consummation of the Debt Swap until June 2, 2008, (ii) that the lenders consent to the terms and conditions of the Restructuring as set forth in the Restructuring Agreement, (iii) that the Company is required to continue to retain the services of AP Services LLC as its restructuring advisor for four months after the date of the amendment and (iv) that the Company shall, at all times after December 1, 2008, maintain a minimum Collateral Availability (as defined in the Amended and Restated Credit Agreement) of $5,000,000.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007, the Company has entered into a Forbearance Agreement (as amended, the “Forbearance Agreement”) with entities that have represented that they hold more than 91% of the Senior Subordinated Notes and more than 67% of the Second Lien Notes providing that noteholders will forbear, during the Forbearance Period (as defined in the Forbearance Agreement), (i) from exercising rights and remedies that are available under the indenture governing the Senior Subordinated Notes and/or applicable law solely with respect to the Company’s Interest Default arising from failure to pay interest due on the Senior Subordinated Notes on December 17, 2007 and (ii) from exercising rights and remedies that may be available under the indenture governing the Second Lien Notes in the event that the Senior Subordinated Notes are accelerated by the requisite holders of the Senior Subordinated Notes or the indenture trustee under the indenture governing the Senior Subordinated Notes as a result of the Interest Default arising from failure to pay interest due on the Senior Subordinated Notes on December 17, 2007. The Forbearance Period has been extended several times on an as-needed basis. The Forbearance Agreement was most recently extended on May 9, 2008, is currently applicable to holders of 77% of the Senior Subordinated Notes and 62.5% of the Second Lien Notes, and the Forbearance Period thereunder will expire on June 2, 2008 unless earlier terminated in accordance with its terms as described in the Company’s Form 8-K filed on March 27, 2008.
If the Company is unable to consummate, or unable timely to consummate, the Restructuring as set out above or otherwise prevent the aforementioned events of default, it would likely need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. The foregoing events raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments arising from this uncertainty.
NOTE 2 — GENERAL
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
BUSINESS SEGMENTS
PACKAGING

-     Foam egg cartons
-     Pharmaceutical blister films
-     Poultry and meat processor trays
-     Closure liners
-     Aerosol and pump packaging components
-     Foam plates
TUBING PRODUCTS
-     Garden and irrigation hose
-     Medical tubing
-     Aeration hose
The results for the third quarter of fiscal 2008 are not necessarily indicative of the results to be expected for the full fiscal year and have not been audited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of the results of operations for the periods presented and the consolidated balance sheet at March 28, 2008. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the SEC rules and regulations. These financial statements should be read in conjunction with the financial statements and notes thereto that were included in the Company’s latest annual report on Form 10-K for the fiscal year ended June 29, 2007.
RECLASSIFICATIONS
Certain items in the prior year financial statements have been reclassified to conform to the current presentation.
NEW ACCOUNTING PRONOUNCEMENTS
SFAS NO. 157, FAIR VALUE MEASUREMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under a number of other accounting pronouncements that require or permit fair value measurements. SFAS No. 157, as issued, is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which partially defers the effective date of SFAS No. 157 for one year for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP 157-2. The Company is currently evaluating the impact the adoption of SFAS No. 157 and FSP 157-2 may have on its statements of operations and financial position as well as its financial statement disclosures.
SFAS NO. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115
In February 2007, The FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits a company to choose to measure many financial instruments and other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing a company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A company shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the Company also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company is currently evaluating the impact the adoption of SFAS No. 159 may have on its statements of operations and financial position.
SFAS NO. 141 (R), BUSINESS COMBINATIONS
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in a business combination. This statement also establishes recognition and measurement principles for the goodwill acquired in a business combination and disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier application of this standard is prohibited.
SFAS NO. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS – AN AMENDMENT OF ARB NO. 51
In December 2007, the FASB issued Statement No. 160 (“SFAS No. 160”), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.”  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.   SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS No. 160 will be applied prospectively.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact the adoption of SFAS No. 160 may have on its statement of operations and financial position.
SFAS NO. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGIN ACTIVITIES – AN AMENDMENT OF FASB STATEMENT NO. 133
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of the financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact the adoption of SFAS No. 161 may have on its financial statement disclosures.
NOTE 3 — INVENTORIES
Inventories as of March 28, 2008 and June 29, 2007 are summarized as follows:

	MARCH 28, 2008	JUNE 29, 2007
Raw materials	$70,658	$56,561
Work-in-process	13,312	13,318
Finished goods	61,822	62,005

	$145,792	$131,884

NOTE 4 — DEBT
As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.1 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010. The failure to make the interest payment on the Senior Subordinated Notes constituted (i) a default under the indenture governing the Senior Subordinated Notes, (ii) upon the expiration of the applicable 30-day grace period, an event of default (together with the default referred to in clause (i) above), under the indenture governing the Senior Subordinated Notes, permitting the holders of at least 25% of the principal amount thereof or the trustee to accelerate the Notes, and (iii) an event of default under the Company’s Credit Agreement, permitting the lenders to terminate their commitments and accelerate all amounts due thereunder. In the event that the Senior Subordinated Notes were accelerated, such acceleration would constitute an event of default under the Credit Agreement, the Company’s 10 7/8% Senior Secured Notes due 2012 and the 8.75% Senior Secured Notes due 2013. In the event that the Credit Agreement were accelerated, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes. See Note 1 — “Recent Developments”. As a result, with the exception of our preferred stock, we reclassified our debt from long-term to short-term.
Debt consists of the following:

	MARCH 28,	JUNE 29,
	2008	2007
Revolving line of credit	$62,833	$51,000
Senior Subordinated Notes issued June 21, 2000 at 12-3/4% due June 15, 2010 (less unamortized discount of $847 and $1,129)	274,153	273,871
Senior Subordinated Notes issued May 2002 at 12-3/4% due June 15, 2010 (less unamortized premium of $156 and $212)	40,156	40,212
Senior Secured Notes issued November 21, 2003 at 8-3/4% due November 15, 2013 (less unamortized discount of $4,286 and $4,853)	270,714	270,080
Senior Secured Notes issued June 10, 2005 at 10.875% due August 15, 2012 (less unamortized discount of $2,080 and $2,433)	147,920	147,530
Series A Redeemable Preferred Stock	97,782	86,033
Other, primarily foreign term loans, with interest rates ranging from 4.44% to 5.44% and maturities from 2008 to 2010	4,405	4,568

Total Debt	897,963	873,294
Less: Current maturities	800,181	876

Total Long-Term Debt	$97,782	$872,418

NOTE 5 — CONTINGENCIES
(a) The Company is a party to various legal proceedings arising in the normal conduct of business, including compliance with environmental regulations and foreign tax matters. Management believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.
(b) In January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.8 million at current exchange rates, have been fully accrued for as of March 28, 2008.
We adopted the FASB Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 in July 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a review of our Canadian tax positions. This review may result in an adjustment to the 3.5 million Canadian dollar reserve that we recorded in fiscal year 2003. However, until the review is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48.

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
As of March 28, 2008 we had a $1.5 million reserve in our financial statements to reflect our best estimate of the aggregate expenses associated with these environmental matters. This reserve is in addition to existing environmental reserves which total $0.5 million and the reserves described in Note 8 related to our Elm and Swan acquisitions.
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
NOTE 6 — SEGMENT INFORMATION
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

		TUBING
	PACKAGING	PRODUCT	OTHER	TOTAL
Three Months Ended March 28, 2008

Revenues from external customers	$115,451	$49,234	$39,282	$203,967
Interest expense	8,570	12,382	5,622	26,574
Depreciation and amortization	4,067	1,728	1,819	7,614
Segment income (loss) from operations	21,073	(7,111)	(849)	13,113
Capital expenditures for segment assets	2,665	1,902	21	4,588

Three Months Ended March 30, 2007

Revenues from external customers	$108,385	$61,184	$42,112	$211,681
Interest expense	8,877	13,033	5,917	27,827
Depreciation and amortization	3,933	1,927	1,967	7,827
Segment income (loss) from operations	16,698	4,663	409	21,770
Capital expenditures for segment assets	3,352	704	1,122	5,178

		TUBING
	PACKAGING	PRODUCT	OTHER	TOTAL
Nine months ended March 28, 2008
Revenues from external customers	$325,609	$102,446	$117,306	$545,361
Interest expense	25,886	37,699	17,074	80,660
Depreciation and amortization	12,276	5,562	5,569	23,407
Segment income (loss) from operations	49,048	(23,214)	(2,880)	22,954
Capital expenditures for segment assets	11,755	4,686	4,363	20,804
Nine months ended March 30, 2007
Revenues from external customers	$298,863	$120,434	$120,495	$539,792
Interest expense	24,847	36,456	16,455	77,758
Depreciation and amortization	11,637	6,350	5,929	23,916
Segment income (loss) from operations	50,335	62	1,586	51,983
Capital expenditures for segment assets	9,492	3,609	3,202	16,303

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 28,	MARCH 30,	MARCH 28,	MARCH 30,
	2008	2007	2008	2007
PROFIT OR LOSS
Total operating profit for reportable segments	$13,113	$21,770	$22,954	$51,983
Corporate and eliminations	(11,309)	(4,601)	(23,145)	(12,542)

Consolidated total	$1,804	$17,169	$(191)	$39,441

DEPRECIATION AND AMORTIZATION
Segment totals	$7,614	$7,827	$23,407	$23,916
Corporate	160	—	487	343

Consolidated total	$7,774	$7,827	$23,894	$24,259

CAPITAL EXPENDITURES FOR SEGMENT ASSETS
Total reportable-segment expenditures	$4,588	$5,178	$20,804	$16,303
Other unallocated expenditures	9	(462)	223	(191)

Consolidated total	$4,597	$4,716	$21,027	$16,112

SEGMENT ASSETS

		TUBING
	PACKAGING	PRODUCTS	OTHER	TOTAL
March 28, 2008	$285,655	$213,285	$116,983	$615,922
June 29, 2007	$275,214	$239,110	$121,877	$636,201

	MARCH 28, 2008	JUNE 29, 2007
ASSETS
Total assets from reportable segments	$615,922	$636,201
Other unallocated amounts	4,131	3,092

Consolidated total	$620,053	$639,293

GEOGRAPHIC INFORMATION

	THREE MONTHS ENDED		NINE MONTHS ENDED
	MARCH 28,	MARCH 30,	MARCH 28,	MARCH 30,
	2008	2007	2008	2007
REVENUES
United States	$160,098	$174,524	$434,837	$448,408
International	43,869	37,157	110,524	91,384

Total	$203,967	$211,681	$545,361	$539,792

	MARCH 28, 2008	JUNE 29, 2007
LONG-LIVED ASSETS
United States	$291,622	$302,687
Canada	8,136	8,483
China & Argentina	6,082	4,028
Europe, primarily Belgium	40,418	35,237

Total	$346,258	$350,435

NOTE 7 — SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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
Consolidated Statement of Operations
For the three months ended March 28, 2008
(in thousands)
(Unaudited)

				NON-
	TOTAL	ISSUER	GUARANTORS	GUARANTORS
Net sales	$203,967	$54,596	$105,502	$43,869
Cost of sales	175,627	39,804	104,270	31,552

Gross profit	28,340	14,792	1,232	12,317
Operating expenses:
Selling, General and administrative	26,536	13,822	9,282	3,433
Integration expense	—	—	—	—

Operating profit (loss)	1,804	970	(8,050)	8,884
Interest expense (income) net	26,574	26,390	(8)	192
Other expense (income)	1,193	(505)	(840)	2,538

Income (loss) before income taxes	(25,963)	(24,915)	(7,202)	6,154
Provision for income taxes	1,408	69	—	1,339

Net income(loss)	$(27,371)	$(24,984)	$(7,202)	$4,815

Consolidated Statement of Operations
For the nine months ended March 28, 2008
(in thousands)
(Unaudited)

				NON-
	TOTAL	ISSUER	GUARANTORS	GUARANTORS
Net sales	$545,361	$157,554	$277,283	$110,524
Cost of goods sold	482,433	119,939	280,514	81,980

Gross profit (loss)	62,928	37,615	(3,231)	28,544
Operating expenses:
Selling, General and administrative	63,119	29,667	23,306	10,146
Integration expense	—	—	—	—

Operating profit (loss)	(191)	7,948	(26,537)	18,398
Interest expense, net	80,660	80,151	87	422
Realized loss on derivative contracts	(736)	(736)	—	—
Other expense (income)	2,597	(1,416)	(2,165)	6,178

Income (loss) before income taxes	(82,712)	(70,051)	(24,459)	11,798
Provision for income taxes	3,965	207	—	3,758

Net income (loss)	$(86,677)	$(70,258)	$(24,459)	$8,040

Consolidated Statement of Operations
For the three months ended March 30, 2007
(in thousands)
(Unaudited)

				NON-
	TOTAL	ISSUER	GUARANTORS	GUARANTORS
Net sales	$211,681	$52,520	$122,004	$37,157
Cost of sales	177,583	40,499	111,076	26,008

Gross profit	34,098	12,021	10,928	11,149
Operating expenses:
Selling, General and administrative	16,575	6,686	6,886	3,003
Integration expense	354	171	183	—

Operating profit	17,169	5,164	3,859	8,146
Interest expense (income) net	27,827	27,771	128	(72)
Realized gain on derivative contracts	(246)	(246)	—	—
Other expense (income)	(85)	(816)	(733)	1,464

Income (loss) before income taxes	(10,327)	(21,545)	4,464	6,754
Provision (benefit) for income taxes	1,831	113	(75)	1,793

Net income(loss)	$(12,158)	$(21,658)	$4,539	$4,961

Consolidated Statement of Operations
For the nine months ended March 30, 2007
(in thousands)
(Unaudited)

				NON-
	TOTAL	ISSUER	GUARANTORS	GUARANTORS
Net sales	$539,792	$149,764	$298,644	$91,384
Cost of goods sold	452,596	110,091	275,247	67,258

Gross profit	87,196	39,673	23,397	24,126
Operating expenses:
Selling, General and administrative	46,044	18,658	19,433	7,953
Integration expense	1,711	712	999	—

Operating profit	39,441	20,303	2,965	16,173
Interest expense, net	77,758	77,567	128	63
Realized loss on derivative contracts	109	109	—	—
Other expense (income)	267	(1,508)	(1,778)	3,553

Income (loss) before income taxes	(38,693)	(55,865)	4,615	12,557
Provision for income taxes	3,998	113	—	3,885

Net income (loss)	$(42,691)	$(55,978)	$4,615	$8,672

Condensed Consolidated Balance Sheet — at March 28, 2008
(in thousands)
(Unaudited)

					NON-
	TOTAL	ELIMINATIONS	ISSUER	GUARANTORS	GUARANTORS
Current assets	$273,795	$—	$28,119	$164,375	$81,301
Property, plant and equipment, net	163,612	—	36,979	92,438	34,195
Intangible assets	170,085	—	17,322	144,469	8,294
Investment in subsidiaries	—	(552,224)	552,224	—	—
Deferred financing costs, net	9,711	—	9,711	—	—
Other long-term assets	2,850	(910,575)	500,849	402,568	10,008

Total assets	$620,053	$(1,462,799)	$1,145,204	$803,850	$133,798

Current liabilities	$940,244	$—	$865,782	$29,155	$45,307
Series A Redeemable Preferred stock	97,782	—	97,782	—	—
Other long-term liabilities	9,068	(910,575)	618,005	288,188	13,450

Total liabilities	1,047,094	(910,575)	1,581,569	317,343	58,757

Additional paid-in capital	188,018	(317,015)	188,018	301,880	15,135
Retained earnings (accumulated deficit)	(402,830)	(235,209)	(402,830)	191,087	44,122
Accumulated other comprehensive income (loss)	8,294	—	(1,030)	(6,460)	15,784
Treasury stock	(220,523)	—	(220,523)	—	—

Total stockholders’ equity(deficit)	(427,041)	(552,224)	(436,365)	486,507	75,041

Total liabilities and stockholders’ equity (deficit)	$620,053	$(1,462,799)	$1,145,204	$803,850	$133,798

Condensed Consolidating Balance Sheet — at June 29, 2007
(in thousands)

					NON-
	TOTAL	ELIMINATIONS	ISSUER	GUARANTORS	GUARANTORS
Current assets	$288,858	$—	$37,002	$185,019	$66,837
Property, plant and equipment, net	164,027	—	39,203	97,873	26,951
Intangible assets	171,401	—	16,995	145,793	8,613
Investment in subsidiaries	—	(568,642)	568,642	—	—
Deferred financing costs, net	11,944	—	11,944	—	—
Other long-term assets	3,063	(860,357)	438,409	411,182	13,829

Total assets	$639,293	$(1,428,999)	$1,112,195	$839,867	$116,230

Current liabilities	105,339	—	37,916	30,642	36,781
Long-term debt	786,385	—	782,693	29	3,663
Series A Redeemable Preferred stock	86,033	—	86,033	—	—
Other long-term liabilities	9,163	(860,357)	555,428	303,346	10,746

Total liabilities	986,920	(860,357)	1,462,070	334,017	51,190

Additional paid-in capital	188,018	(317,015)	188,018	296,764	20,251
Retained earnings (accumulated deficit)	(316,153)	(251,627)	(316,154)	215,546	36,082
Accumulated other comprehensive income (loss)	1,031	—	(1,216)	(6,460)	8,707
Treasury stock	(220,523)	—	(220,523)	—	—

Total stockholders’ equity (deficit)	(347,627)	(568,642)	(349,875)	505,850	65,040

Total liabilities and stockholders’ equity (deficit)	$639,293	$(1,428,999)	$1,112,195	$839,867	$116,230

CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Condensed Consolidated Cash Flows
For the nine months ended March 28, 2008
(in thousands)
(Unaudited)

				NON-
	TOTAL	ISSUER	GUARANTORS	GUARANTORS
Net cash provided by (used in) operating activities	$(3,693)	$(34,622)	$17,036	$13,893

Cash flows from investing activities:
Capital expenditures	(21,027)	(1,760)	(8,558)	(10,709)
Additions to intangibles	(143)	(1,033)	1,324	(434)
Deposits and other assets	2,603	3	172	2,428

Net cash used in investing activities	(18,567)	(2,790)	(7,062)	(8,715)

Cash flows from financing activities:
Repayments under line of credit	(47,531)	(47,531)	—	—
Borrowings under line of credit	59,364	59,364	—	—
Proceeds from long-term debt	34	—	—	34
Debt financing costs	(104)	(104)	—	—
Change in intercompany accounts	—	14,164	(14,880)	716

Net cash flows provided by (used in) financing activities	11,763	25,893	(14,880)	750
Effect of exchange rate changes on cash	(1,140)	—	—	(1,140)

Net increase (decrease) in cash	(11,637)	(11,519)	(4,906)	4,788
Cash, beginning of period	22,345	5,449	6,203	10,693

Cash, end of period	$10,708	$(6,070)	$1,297	$15,481

For the nine months ended March 30, 2007
(in thousands)
(Unaudited)

				NON-
	TOTAL	ISSUER	GUARANTORS	GUARANTORS
Net cash provided by (used in) operating activities	$(3,966)	$(30,014)	$16,077	$9,971

Cash flows from investing activities:
Capital expenditures	(16,112)	(2,891)	(10,222)	(2,999)
Additions to intangibles	(38)	348	1,106	(1,492)
Deposits and other assets	(140)	—	836	(976)

Net cash used in investing activities	(16,290)	(2,543)	(8,280)	(5,467)

Cash flows from financing activities:
Repayments under line of credit	(35,000)	(35,000)	—	—
Borrowings under line of credit	53,000	53,000	—	—
Repayments of long-term debt	(233)	—	—	(233)
Debt financing costs	250	250	—	—
Change in intercompany accounts	—	12,769	(11,218)	(1,551)

Net cash flows provided by (used in) financing activities	18,017	31,019	(11,218)	(1,784)
Effect of exchange rate changes on cash	(350)	—	—	(350)

Net increase (decrease) in cash	(2,589)	(1,538)	(3,421)	2,370
Cash, beginning of period	20,689	4,429	4,895	11,365

Cash, end of period	$18,100	$2,891	$1,474	$13,735

NOTE 8 — ACQUISITIONS
In July 2002, the Company purchased certain assets and assumed certain liabilities of ELM Packaging “ELM” for approximately $16,806. The acquisition was recorded under the purchase method, whereby Elm’s net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date.

In connection with the acquisition, a reserve of $4,500 has been established for the costs to integrate ELM’s operations with the company. The reserve is included in accrued expenses. The components of the integration reserve and activity through March 28, 2008 are as follows:

	BALANCE	COSTS CHARGED	BALANCE
	JUNE 29, 2007	TO RESERVE	MARCH 28, 2008
Legal, environmental and other	$1,116	$0	$1,116

	$1,116	$0	$1,116

The remaining legal, environmental and other costs are expected to be paid over the next four years.
In October 2001, the Company purchased certain assets and assumed certain liabilities of Swan Hose for approximately $63,600. The acquisition was recorded under the purchase method, whereby Swan’s net assets were recorded at estimated fair value and its operations have been reflected in the statement of operations since that date. The components of the Integration reserve and activity through March 28, 2008 are as follows:

	BALANCE	COSTS CHARGED	BALANCE
	JUNE 29, 2007	TO RESERVE	MARCH 28, 2008
Legal and environmental	$610	$120	$490

	$610	$120	$490

The remaining legal and environmental costs are expected to extend over the next four years.
NOTE 9 — INCOME TAX
Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to tax benefit carryforwards and to differences between the financial statement amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established if, based on management’s review of both positive and negative evidence, it is more likely than not that all or a portion of the deferred tax asset will not be realized. Given our limited history of profitability, management continues to conclude a valuation allowance is required for the full amount of the deferred tax asset. If in the future, we determine based on our future profitability, that these deferred tax assets are more likely than not to be realized, a release of all, or part, of the related valuation allowance could result in an immediate material income tax benefit in the period of decrease and material income tax provisions in future periods.
We adopted the FASB Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 in July 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements or results of operations. We are currently in the process of conducting a review of our Canadian tax positions. This review may result in an adjustment to the 3.5 million Canadian dollar reserve that we recorded in fiscal year 2003. However, until the review is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48.
The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and foreign jurisdictions. The tax years of 2004-2006 remain open to examination in the U.S. jurisdiction and the Company’s U.S. net operating loss carryforwards are subject to examination for the years in which they were generated. There is a range of open tax years in foreign jurisdictions with the earliest open year being 1990.
In January 1993 and 1994, our Belgian subsidiary received income tax assessments aggregating approximately 74.9 million Belgian Francs for the disallowance of certain foreign tax credits and investment losses claimed for the years ended July 31, 1990 and 1991. Additionally, in January 1995, the subsidiary received an income tax assessment of approximately 32.8 million Belgian francs for the year ended July 31, 1992. By Belgium law, these assessments are capped at the values above, increased by late payment interest for a period of 18 months only (approximately 15.5 million Belgian francs) and do not continue to accrue additional penalties or interest as long as the Tax Director has not rendered a decision in connection with the tax complaints that have been filed against these tax assessments. To date, the Tax Director has not rendered a decision. These liabilities, which total approximately EUR 3,054,000 or $4.8 million at current exchange rates, have been fully accrued for as of March 28, 2008.

The Company’s policy is to include interest and penalties related to unrecognized tax positions within the provision for income taxes. With the adoption of FIN 48, the Company did not make any incremental accruals for the payment of interest and penalties relating to unrecognized tax positions.
TEKNI-PLEX, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.5 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010. See the Liquidity and Capital Resources portion of this Management’s Discussion and Analysis for information about the steps taken by the Company in light of this interest default and actions the Company is taking to restructure the Company in a private transaction in an effort to provide liquidity for upcoming interest payments and for other general corporate purposes.
QUARTER ENDED MARCH 28, 2008 COMPARED TO THE QUARTER ENDED MARCH 30, 2007
Net sales decreased to $204.0 million in the third quarter of fiscal 2008 from $211.7 million the same period last year, representing a 3.6% decrease. Net sales in our Packaging Segment grew 6.5% to $115.5 million in the most recent quarter from $108.4 million in the comparable period of fiscal 2007 primarily due to higher prices for our packaging products. Sales volumes, measured in pounds, for our Packaging Segment were decreased by 1.3% in the third quarter of fiscal 2008 compared to the comparable period of fiscal 2007 while our average selling prices, measured as net sales per pound, increased 7.9%. Net sales in our Tubing Products Segment decreased 19.5% to $49.2 million in fiscal 2008 from $61.2 million in fiscal 2007, due to a 29.0% decrease in sales volume measured in pounds, reflecting both generally soft market demand for our garden hose products, as well as a reduction in our market share. Average prices for our Tubing Products increased 13.4%. Other net sales decreased by 6.7% to $39.3 million in fiscal 2008 compared to $42.1 million in the previous year due to a 17.4% decline in volume. Average prices for our Other Products increased 13.0%.
Our accruals for rebates, discounts and sales allowances decreased to $10.2 million or 5.0% of net sales in the third quarter of fiscal 2008 compared to $12.1 million or 5.7% of net sales in the comparable period of fiscal 2007 reflecting lower garden hose sales which typically account for the majority of our rebates, discounts and sales allowances. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operations, as well as changes in the volumes purchased by each of our customers during the relevant quarters.
Cost of goods sold decreased to $175.6 million in the third quarter of fiscal 2008 compared to $177.6 million in the same period of fiscal 2007. Expressed as a percentage of net sales, cost of goods sold increased to 86.1% in the current period compared to 83.9% in the prior period, primarily due to increased the raw material costs as well as low production rates driven by lower market demand and low overhead absorption rates at our garden hose facilities during the third quarter of fiscal 2008.
Tekni-Plex’s primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. We expect this trend to continue for the foreseeable future. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Typically, the increase in raw material costs at our garden hose operations during a 12-month time period reduces our profitability. Between March 2007 and March 2008, the two primary raw materials for our garden hose business, PVC and plasticizers, increased an average of 29.0% and 33.3%, respectively. To mitigate the potential impact of expected increases in the cost of our raw materials, in recent years, we have not guaranteed garden hose pricing for our customers. In April 2008, we successfully instituted a mid-season price increase on our garden hose products.

Gross profit, as a result of the above, decreased to $28.3 million in the current period compared to $34.1 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 13.9% in the third quarter of fiscal 2008 from 16.1% in comparable period of last year.
Our Packaging Segment gross profit increased 21.2% to $29.0 million in fiscal 2008 from $24.0 million for fiscal 2007, primarily due to higher prices for our packaging products. Expressed as a percentage of net sales, Packaging Segment gross profit increased to 25.2% in the current period from 22.1% in the previous period.
Our Tubing Products Segment reported a gross loss of ($1.9) million in fiscal 2008 compared to a gross profit of $8.2 million in fiscal 2007, primarily due to higher raw material costs and low overhead absorption rates at our garden hose operations. Expressed as a percentage of net sales, our Tubing Products Segment gross profit and loss declined to a loss of (3.9%) in the current period compared to a profit of 13.4% in the previous period.
Our Other segment gross profit declined $1.2 million in fiscal 2008 from $2.0 million in fiscal 2007. Expressed as a percentage of net sales, other gross profit declined to 3.1% in fiscal 2008 from 4.7% a year earlier.
Selling, general and administrative expenses increased to $26.5 million or 13.0% of net sales in the most recent fiscal year from $16.6 million or 7.8% of net sales last year. This increase is primarily due to restructuring advisors’ expenses which totaled $7.1 million in the quarter.
No integration expenses were incurred in the third quarter of fiscal 2008; we incurred $0.4 million of integration expense or 0.2% of net sales in the comparable period of fiscal 2007 relating to our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company’s current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

Elm Packaging	2008	2007
Material	0.0	0.2
Labor	0.0	0.1
Overhead	0.0	0.1

Total	0.0	0.4

As a result of the above, we generated an operating profit of $1.8 million in fiscal 2008 compared with $17.2 million in fiscal 2007. Expressed as a percentage of net sales, operating profit declined to 0.9% in the most recent period compared with 8.1% in the comparable period of last year.
Our Packaging Segment operating profit increased 26.2% to $21.1 million (18.3% of net sales) in the current period compared to $16.7 million (15.4% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($7.1) million in fiscal 2008 compared to an operating profit of $4.7 million in fiscal 2007. Measured as a percent of net sales, our Tubing Segment operating profit and loss declined to a loss of (14.4%) of net sales in the current period compared to a profit of 7.7% of net sales in the previous year. Our Other segment reported an operating loss of ($0.8) million in the third quarter of fiscal 2008 compared to an operating profit of $0.4 million in the comparable period of 2007.
Interest expense decreased to $26.6 million (13.0% of net sales) in fiscal 2008 from $27.8 million (13.1% of net sales) in fiscal 2007, primarily due to the interest rate on our Senior Bonds as we no longer paying Liquidated Damages on this issue.
In December 2007, we terminated our interest rate swaps, we incurred $0.2 million or 0.1% of net sales of realized gain on derivative transactions in the comparable period of fiscal 2007.
Loss before income taxes, as a result, was ($26.0) million or (12.7%) of net sales for fiscal 2008 compared to ($10.3) million or (4.9%) of net sales for fiscal 2007.
Income tax expense was $1.4 million for fiscal 2008 compared to $1.8 million for fiscal 2007 primarily reflecting our foreign and state taxes as we continued to fully reserve against our deferred tax asset.

We incurred a net loss of ($27.4) million in the third quarter of fiscal 2008 or (13.4%) of net sales compared with a net loss of ($12.2) million for the same period of fiscal 2007 or (5.7%) of net sales.
FIRST NINE MONTHS OF FISCAL 2008 COMPARED TO THE FIRST NINE MONTHS OF FISCAL 2007
Net sales increased slightly to $545.4 million in the first nine months of fiscal 2008 from $539.8 million the same period last year, representing a 1.0% increase. Net sales in our Packaging Segment grew 8.9% to $325.6 million in the most recent period from $298.9 million in the comparable period of fiscal 2007 primarily due to higher demand and selling prices for our packaging products. Sales volumes, measured in pounds, increased approximately 1.5% in fiscal 2008 compared to fiscal 2007 while our average selling price increased 7.4%. Net sales in our Tubing Products Segment decreased 14.9% to $102.4 million in fiscal 2008 from $120.4 million in fiscal 2007 due to generally weaker demand for garden hose products. Sales volumes, measured in pounds decreased 24.0% in the first nine months of fiscal 2008 compared to the same period in fiscal 2007 while the average selling price, measured as net sales per pound, increased 11.9%. The increase in average selling price was primarily driven by higher selling prices and product mix improvements. Other net sales decreased to $117.3 million in the first nine months of fiscal 2008 compared to $120.5 million in the same period of the previous year primarily due to weaker sales volumes which decreased 9.0% while the average selling price, measured as net sales per pound, increased 7.0% generally due to higher selling prices.
Our accruals for rebates, discounts and sales allowances decreased to $28.0 million or 5.1% of net sales in fiscal 2008 compared to $31.0 million or 5.7% of net sales in fiscal 2007 reflecting lower garden hose sales which account for the majority of our rebates, discounts and sales allowances. In general, fluctuations in our accrual for rebates, discounts and sales allowances are due to changes in our underlying sales programs, primarily at our garden hose operations, as well as changes in the volumes purchased by each of our customers during the relevant quarters.
Cost of goods sold increased to $482.4 million in fiscal 2008 from $452.6 million in fiscal 2007. Expressed as a percentage of net sales, cost of goods sold increased to 88.5% in the current period compared to 83.8% in the prior period, primarily due to higher raw material costs.
Tekni-Plex’s primary raw materials are Polyvinyl Chloride (PVC), Polystyrene, Vinyl Chloride Monomer (VCM) and various plasticizers, all of which are petrochemical based. Generally higher oil and natural gas prices, coupled with strong global demand for commodity chemicals and tight supplies, have resulted in generally higher costs for all of our key raw materials. In most of our businesses we have been able to pass on higher material costs to our customers in a relatively short time period. However, like most seasonal retail products, we traditionally have sold garden hose under annual agreements, where prices are generally set in the fall and generally remain in effect for the calendar year. Consequently, in recent fiscal years, the increase in raw material costs at our garden hose operations during a 12-month time period has reduced our profitability. To mitigate the impact of expected increases in the cost of our raw materials and in contrast to previous years, we have not guaranteed garden hose pricing in recent years. In April 2008, we successfully instituted a mid-season increase on our garden hose products.
Gross profit, as a result of the above, decreased to $62.9 million in the current period compared to $87.2 million in the prior period. Expressed as a percentage of net sales, gross profit declined to 11.5% in the first nine months of fiscal 2008 from 16.2% in the comparable period of last year.
Our Packaging Segment gross profit slightly decreased 1.5% to $70.5 million in fiscal 2008 from $71.6 million in fiscal 2007, Expressed as a percentage of net sales, Packaging Segment gross profit decreased to 21.6% in 2008 compared to 23.9% in 2007, primarily due to higher raw material costs.
Our Tubing Products Segment had a gross loss of ($11.1) million in the first nine months of fiscal 2008 compared with a gross profit of $9.4 million in the same period of fiscal 2007, due to the higher raw material costs and low overhead absorption rates at our garden hose operations. Expressed as a percentage of net sales, our Tubing Products Segment gross profit declined to negative (10.9%) in the current period from 7.8% in the previous period.
Other gross profit decreased to $3.6 million in fiscal 2008 from $6.3 million in fiscal 2007 primarily due to higher raw material costs. Expressed as a percentage of net sales, Other gross profit declined to 3.1% in fiscal 2008 from 5.2% in fiscal 2007.

Selling, general and administrative expenses increased to $63.1 million in the most recent fiscal year from $46.0 million last year. Measured as a percentage of net sales, selling, general and administrative expenses increased to 11.6% in the current period from 8.5% in the previous period. This increase is primarily due to restructuring advisors expenses, increasing legal, audit and Sarbanes-Oxley compliance expenses.
No integration expenses were incurred in the first nine months of fiscal 2008; we incurred $1.7 million or 0.3% of net sales of integration expenses in the first nine months of fiscal 2007 relating to our Elm facilities. Our integration expenses are typically cash expenses and relate to reconfiguring and realignment of acquired facilities to conform to the Company’s current production and product standards as well as the costs associated with consolidating facilities. These costs are comprised of the following:

	2008	2007
Elm Packaging Material	0.0	1.1
Labor	0.0	0.3
Overhead	0.0	0.3

Total	0.0	1.7

As a result of the above, we incurred an operating loss of ($0.2) million in fiscal 2008 compared with an operating profit of $39.4 million in fiscal 2007. Expressed as a percentage of net sales, operating profit declined to 0.0% in the most recent period from 7.3% in the comparable period of last year.
Our Packaging Segment operating profit decreased to $49.0 million (15.1% of net sales) in the current period compared to $50.3 million (16.8% of net sales) in the previous period. Our Tubing Products Segment reported an operating loss of ($23.2) million or (22.7%) of net sales in the current period compared to a profit of $0.1 million or 0.1% of net sales in the previous year. Other operating profit declined to a loss of ($2.9) million or (2.5%) of net sales in the current period compared to a profit of $1.6 million or 1.3% of net sales in the previous period.
Interest expense increased to $80.7 million (14.8% of net sales) in fiscal 2008 from $77.8 million (14.4% of net sales) in fiscal 2007, primarily due to average higher debt balances.
Realized gain (loss) on derivative transactions was a gain of $0.7 million or 0.1% of net sales in fiscal 2008 compared to a loss of ($0.1) million or 0.0% of net sales in fiscal 2007. In the second quarter of fiscal 2008, we terminated our interest rate swaps.
As a result, we incurred a loss before income taxes of ($82.7) million or (15.2%) of net sales for fiscal 2008 compared with a loss before income taxes of ($38.7) million or (7.2%) of net sales for fiscal 2007.
Income tax expense was $4.0 million in the first nine months of fiscal 2008 and fiscal 2007 primarily reflecting foreign and state taxes as we continued to fully reserve against our deferred tax asset.
Net loss, as a result, was ($86.7) million for the first nine months of fiscal 2008 or (15.9%) of net sales compared with a net loss of ($42.7) million for the same period of fiscal 2007 or (7.9%) of net sales.
LIQUIDITY AND CAPITAL RESOURCES
As a result of weaker than anticipated operating results and increased raw material prices, Tekni-Plex has recently been generating less cash flow than it needs to meet its debt service obligations. Accordingly, on December 17, 2007, Tekni-Plex did not make the $20.1 million interest payment due that day on its 12 3/4% Senior Subordinated Notes due 2010. The failure to make the interest payment on the Senior Subordinated Notes constituted (i) a default under the indenture governing the Senior Subordinated Notes, (ii) upon the expiration of the applicable 30-day grace period, an event of default (together with the default referred to in clause (i) above, the “Interest Default”) under the indenture governing the Senior Subordinated Notes, permitting the holders of at least 25% of the principal amount thereof or the trustee to accelerate the Senior Subordinated Notes, and (iii) an event of default under the Company’s Credit Agreement, permitting the lenders to terminate their commitments and accelerate all amounts outstanding thereunder. In the event that the Senior Subordinated Notes were accelerated, such acceleration would constitute an event of default under the Credit Agreement, the First

Lien Notes and the Second Lien Notes. In the event that the Credit Agreement was accelerated, such acceleration would constitute an event of default under the First Lien Notes, the Second Lien Notes and the Senior Subordinated Notes.
In connection with the Interest Default, Tekni Plex engaged in discussions with certain of its lenders and noteholders and executed various amendments and agreements described in previous 8-Ks and below. On April 11, 2008, Tekni-Plex entered into a restructuring agreement pursuant to which (i) the Company and its domestic subsidiaries, (ii) entities that represent that they hold at least 91% of the Company’s Senior Subordinated Notes and more than 67% of the Company’s Second Lien Notes, (iii) Weston Presidio, on behalf of each of its funds that holds the Company’s Series A Preferred Stock, (iv) Dr. F. Patrick Smith, and (v) Tekni-Plex Partners LLC and MST/TP Partners LLC (together the holders of 100% of the Company’s common stock) agreed to negotiate, document and consummate certain transactions to restructure the Company, as reported in the Company’s Form 8-K filed on April 14, 2008 (the “Restructuring”). The terms of the Restructuring include, among other things, that (i) the Senior Subordinated Notes held by noteholders consenting to the Restructuring will be exchanged for 100% of the common stock in reorganized Tekni-Plex (the “New Common Stock”), subject to dilution by a management incentive plan and exercise of the Warrants (defined in (ii) below), (ii) the Company’s Series A Preferred Stock will be exchanged or redeemed for warrants to purchase New Common Stock (the “Warrants”) and (iii) the Company’s existing common stock will be cancelled, redeemed or purchased, and each holder thereof will receive its pro rata share of a cash distribution of $250,000.
Upon the consummation of the Restructuring, the Company’s Amended and Restated Credit Agreement dated February 14, 2008 among the Company, the lenders and issuers party thereto, Citicorp USA, Inc., as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, will provide for an increase in the maximum availability under that credit facility from $95 million to $110 million. It is intended that the interest due on December 17, 2007 on the Senior Subordinated Notes will be paid upon consummation of the Restructuring on any Senior Subordinated Notes remaining outstanding, such that the Interest Default (as defined above) under the indenture governing the Senior Subordinated Notes will be cured.
The Restructuring has not yet been consummated, and there can be no assurance that the Company will be able to consummate these transactions in a timely manner, or at all. Notably, prior to the consummation of the Restructuring, it may be necessary for a significant holder of Senior Subordinated Notes to obtain anti-trust clearance from the Federal Cartel Office in Germany before the Senior Subordinated Notes can be exchanged for common stock of the Company. This clearance has not yet been received and there can be no assurance that it will be received.
The obligation of each party to the Restructuring Agreement to take the actions described therein to consummate the Restructuring expires by the terms of the Restructuring Agreement on May 13, 2008. However, the Senior Subordinated Noteholders party to the Restructuring Agreement have, as contemplated by the Restructuring Agreement, each entered into an exchange agreement (a “Noteholder Exchange Agreement”) that provides a separate source of the obligation of each such Senior Subordinated Noteholder to consummate the Restructuring, subject to substantially the same conditions to this obligation as are described in the Restructuring Agreement, but subject to an extension of such May 13, 2008 expiration date to a date not later then June 2, 2008. Requisite consents have been obtained to extend the deadline set forth in each such Noteholder Exchange Agreement by which the Restructuring must be consummated until June 2, 2008. Each of the Company, each of the Company’s subsidiaries that is party to the Restructuring Agreement, Weston Presidio, on behalf of each of its funds that holds the Company’s Series A Preferred Stock, Dr. F. Patrick Smith, Tekni-Plex Partners LLC and MST/TP Partners LLC have agreed to extend, until June 2, 2008, the period during which they are bound by the terms of the Restructuring Agreement. Consequently each party who was obligated to take action under the Restructuring Agreement to consummate the Restructuring is still so obligated until June 2, 2008.
As previously disclosed in the Company’s Form 8-K filed on February 14, 2008, under the Company’s Amended and Restated Credit Agreement, if the debt-for-equity swap with certain holders of the Senior Subordinated Notes pursuant to the Restructuring Agreement (the “Debt Swap”), was not consummated by May 13, 2008, an Event of Default under the Company’s Amended and Restated Credit Agreement would have existed, which would have permitted the lenders under the Amended and Restated Credit Agreement to terminate their commitments thereunder and accelerate all amounts outstanding thereunder. On May 12, 2008, the Company entered into an amendment, a copy of which is attached hereto as Exhibit 10.6, providing, among other things, (i) for the extension of the deadline for consummation of the Debt Swap until June 2, 2008, (ii) that the lenders consent to the terms and conditions of the Restructuring as set forth in the Restructuring Agreement, (iii) that the Company is required to continue to retain the services of AP Services LLC as its restructuring advisor for four months after the date of the amendment and (iv) that the Company shall, at all times after December 1, 2008, maintain a minimum Collateral Availability (as defined in the Amended and Restated Credit Agreement) of $5,000,000.

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007, the Company has entered into a Forbearance Agreement (as amended, the “Forbearance Agreement”) with entities that have represented that they hold more than 91% of the Senior Subordinated Notes and more than 67% of the Second Lien Notes providing that noteholders will forbear, during the Forbearance Period (as defined in the Forbearance Agreement), (i) from exercising rights and remedies that are available under the indenture governing the Senior Subordinated Notes and/or applicable law solely with respect to the Company’s Interest Default arising from failure to pay interest due on the Senior Subordinated Notes on December 17, 2007 and (ii) from exercising rights and remedies that may be available under the indenture governing the Second Lien Notes in the event that the Senior Subordinated Notes are accelerated by the requisite holders of the Senior Subordinated Notes or the indenture trustee under the indenture governing the Senior Subordinated Notes as a result of the Interest Default arising from failure to pay interest due on the Senior Subordinated Notes on December 17, 2007. The Forbearance Period has been extended several times on an as-needed basis. The Forbearance Agreement was most recently extended on May 9, 2008, is currently applicable to holders of 77% of the Senior Subordinated Notes and 62.5% of the Second Lien Notes, and the Forbearance Period thereunder will expire on June 2, 2008 unless earlier terminated in accordance with its terms as described in the Company’s Form 8-K filed on March 27, 2008.
If the Company is unable to consummate, or unable timely to consummate, the Restructuring as set out above or otherwise prevent the aforementioned events of default, it would likely need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. The foregoing events raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments arising from this uncertainty.
For the nine months ended March 28, 2008, net cash used from operating activities was $3.7 million compared to $4.0 million in the first nine months ended March 30, 2007. The $0.3 million improvement was primarily due to a $9.8 million reduction in inventory, $15.5 million increase in accrued expenses and other liabilities, and a $19.4 million increase in accrued interest reflecting the non-payment of interest expense that was due on December 17, 2007 on our 12 3/4% subordinated notes. These sources of cash were partially offset by a $44.0 million decline in earnings before non-cash charges. Other various year-over-year changes in operating assets and liabilities are generally due to offsetting timing differences.
As of May 8, 2008 we had an outstanding balance of $55.0 million under our $95.0 million asset backed credit facility. Availability under this facility is reduced by $10.9 million of letters of credit primarily related to our workmen’s compensation insurance programs.
Working capital at March 28, 2008 was $132.7 million compared to $183.5 million at June 29, 2007. The $50.8 million decrease was primarily due to operating losses.
Our principal uses of cash will be debt service, capital expenditures and working capital requirements. Our capital expenditures for the nine months ended March 28, 2008 and March 30, 2007 were $21.0 million and $16.1 million, respectively. Cash generated from operations plus funds available under our asset backed facility are our principal sources of liquidity to help us to meet our debt service needs, operating needs, capital expenditures and other investments which we believe are prudent. Our ability to generate sufficient cash to cover our needs will be dependent upon our ability to significantly improve our financial results and cash flows compared to our results in the first nine months of fiscal 2007, which will be dependent in large part on our ability to increase prices to offset raw material cost increases that have continued to occur and to achieve a restructuring of our debt as set out in more detail below. We cannot assure you that increasing prices will improve our financials results. We also cannot assure you that our debt restructuring will succeed or that sufficient funds will be available from operations or from additional borrowings under our credit facility to meet all of our future cash needs.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
In June 2000, we entered into a series of interest rate derivative transactions designed to protect us from rising interest rates on our senior term debt facilities while enabling us to partially benefit from falling interest rates. At that time, Tekni-Plex had $344.0 million of term loans outstanding with variable rates of interest tied to US$ LIBOR. These loans, which originally had maturity dates ranging from June 2006 through June 2008, have been repaid. Concurrent with incurring this debt, Tekni-Plex entered into a series of interest swap contracts to pay variable rates of interest based on a basket of LIBOR benchmarks and receive variable rates of interest based on 3 month dollar LIBOR on an aggregate of $344.0 million amount of indebtedness. The swaps amortize on the same schedule as the original term loans. On December 17, 2007 we unwound the interest rate swaps and recorded a $0.7 million realized gain.

Our senior debt and our senior subordinated notes include various covenants, the most restrictive of which require a minimum Earnings before Interest, Taxes, Depreciation, Amortization and Restructuring Expenses (“EBITDA”) as well as limit on our incremental debt and capital expenditures. The availability of borrowings under our asset based facility is subject to a borrowing base limitation equal to the lesser of the borrowing base as defined in the asset backed agreement and the then effective commitments under the asset based facility minus such availability reserves as the administrative agent, in its sole discretion, deems appropriate.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the completion of its audit of and the issuance of an unqualified report on the Company’s consolidated financial statements for the fiscal year ended June 29, 2007, the Company’s independent registered public accounting firm, BDO Seidman, LLP (“BDO”), communicated to the Company’s Audit Committee that the following matters involving the Company’s internal controls and operations were considered to be “significant deficiencies”, as defined under standards established by the Public Company Accounting Oversight Board:
–	Lack of quantity of staff in order to ensure timeliness and completeness of financial reporting.
Management agrees with this assessment.
Significant deficiencies are matters coming to the attention of the independent auditors that in their judgment, relate to material weaknesses in the design or operation of internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In addition, BDO has advised the Company that they consider this matter, which is listed above, to be a “material weakness” that, by itself, may increase the possibility that a material misstatement in our financial statements might not be prevented or detected by our employees in the normal course of performing their assigned functions.
Over the last 12 months we have made a number of significant changes to our internal controls. They include:
(1)	adding additional staff to the accounting and finance functional group;

(2)	centralizing the reporting of financial managers to 5 group controllers who will provide increased oversight and improved training;

(3)	during annual performance reviews of accounting and bookkeeping personnel requiring all reviewing personnel to inquire whether the reviewed employee has had or observed any problems in the use of approved accounting systems or in the accounting function generally;

(4)	improving its internal financial reporting systems and related controls across all of its divisions to, among other things, increase both the frequency by which inventory and rebates discounts and allowances are monitored as well as increasing the number of managers responsible for monitoring these functions;

(5)	instituting a policy of performing routine credit and background checks on all financial staff and key managers; and

(6)	centralized our cash management function and significantly improving our controls over cash disbursements.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures and internal controls over financial reporting as of March 28, 2008. Given the material weakness noted above, the Company’s Chief Executive Officer and Chief Financial Officer determined that its controls are not effective as of that date. However, the Chief Executive Officer and Chief Financial Officer noted that significant improvement in its controls have been made and they expect its controls can be improved further. Consequently, the Company will continue to improve and refine its internal controls over the next 15 months, specifically focused on:
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
Item 1A. Risk Factors.
On April 11, 2008, Tekni-Plex entered into a restructuring agreement pursuant to which (i) the Company and its domestic subsidiaries, (ii) entities that represent that they hold at least 91% of the Company’s 12.75% Senior Subordinated Notes Due 2010 and more than 67% of the Company’s 8.75% Senior Secured Notes due 2013 (the “Second Lien Notes”), (iii) Weston Presidio, on behalf of each of its funds that holds the Company’s Series A Preferred Stock, (iv) Dr. F. Patrick Smith, and (v) Tekni-Plex Partners LLC and MST/TP Partners LLC (together the holders of 100% of the Company’s common stock) agreed to negotiate, document and consummate certain transactions to restructure the Company, as reported in the Company’s Form 8-K filed on April 14, 2008 (the “Restructuring”). The terms of the Restructuring include, among other things, that (i) the Senior Subordinated Notes held by noteholders consenting to the Restructuring will be exchanged for 100% of the common stock in reorganized Tekni-Plex (the “New Common Stock”), subject to dilution by a management incentive plan and exercise of the Warrants (defined in (ii) below), (ii) the Company’s Series A Preferred Stock will be exchanged or redeemed for warrants to purchase New Common Stock (the “Warrants”) and (iii) the Company’s existing common stock will be cancelled, redeemed or purchased, and each holder thereof will receive its pro rata share of a cash distribution of $250,000.
Upon the consummation of the Restructuring, the Company’s Amended and Restated Credit Agreement dated February 14, 2008 among the Company, the lenders and issuers party thereto, Citicorp USA, Inc., as Administrative Agent, and General Electric Capital Corporation, as Syndication Agent, will provide for an increase in the maximum availability under that credit facility from $95 million to $110 million. It is intended that the interest due on December 17, 2007 on the Senior Subordinated Notes will be paid upon consummation of the Restructuring on any Senior Subordinated Notes remaining outstanding, such that the Interest Default (as defined above) under the indenture governing the Senior Subordinated Notes will be cured.
The Restructuring has not yet been consummated, and there can be no assurance that the Company will be able to consummate these transactions in a timely manner, or at all. Notably, prior to the consummation of the Restructuring, it may be necessary for a significant holder of Senior Subordinated Notes to obtain anti-trust clearance from the Federal Cartel Office in Germany before the Senior Subordinated Notes can be exchanged for common stock of the Company. This clearance has not yet been received and there can be no assurance that it will be received.
The obligation of each party to the Restructuring Agreement to take the actions described therein to consummate the Restructuring expires by the terms of the Restructuring Agreement on May 13, 2008. However, the Senior Subordinated Noteholders party to the Restructuring Agreement have, as contemplated by the Restructuring Agreement, each entered into an exchange agreement (a “Noteholder Exchange Agreement”) that provides a separate source of the obligation of each such Senior Subordinated Noteholder to consummate the Restructuring, subject to substantially the same conditions to this obligation as are described in the Restructuring Agreement, but subject to an extension of such May 13, 2008 expiration date to a date not later then June 2, 2008. Requisite consents have been obtained to extend the deadline set forth in each such Noteholder Exchange Agreement by which the Restructuring must be consummated until June 2, 2008. Each of the Company, each of the Company’s subsidiaries that is party to the Restructuring Agreement, Weston Presidio, on behalf of each of its funds that holds the Company’s Series A Preferred Stock, Dr. F. Patrick Smith, Tekni-Plex Partners LLC and MST/TP Partners LLC have agreed to extend, until June 2, 2008, the period during which they are bound by the terms of the Restructuring Agreement. Consequently each party who was obligated to take action under the Restructuring Agreement to consummate the Restructuring is still so obligated until June 2, 2008.
As previously disclosed in the Company’s Form 8-K filed on February 14, 2008, under the Company’s Amended and Restated Credit Agreement, if the debt-for-equity swap with certain holders of the Senior Subordinated Notes pursuant to the Restructuring Agreement (the “Debt Swap”), was not consummated by May 13, 2008, an Event of Default under the Company’s Amended and Restated Credit Agreement would have existed, which would have permitted the lenders under the Amended and Restated Credit Agreement to terminate their commitments thereunder and accelerate all amounts outstanding thereunder. On May 12, 2008, the Company entered into an amendment, a copy of which is attached hereto as Exhibit 10.6, providing, among other things, (i) for the extension of the deadline for consummation of the Debt Swap until June 2, 2008, (ii) that the lenders consent to the terms and conditions of the Restructuring as set forth in the Restructuring Agreement, (iii) that the Company is required to continue to retain the services of AP Services LLC as its restructuring advisor for four months after the date of the amendment and (iv) that the Company shall, at all times after December 1, 2008, maintain a minimum Collateral Availability (as defined in the Amended and Restated Credit Agreement) of $5,000,000.
As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2007, the Company has entered into a Forbearance Agreement with entities that have represented that they hold more than 91% of the Senior Subordinated Notes and more than 67% of the Second Lien Notes providing that noteholders will forbear, during the Forbearance Period (as defined in the Forbearance Agreement), (i) from exercising rights and remedies that are available under the indenture governing the Senior Subordinated Notes and/or applicable law solely with respect to the Company’s Interest Default arising from failure to pay interest due on the Senior Subordinated Notes on December 17, 2007 and (ii) from exercising rights and remedies that may be available under the indenture governing the Second Lien Notes in the event that the Senior Subordinated Notes are accelerated by the requisite holders of the Senior Subordinated Notes or the indenture trustee under the indenture governing the Senior Subordinated Notes as a result of the Interest Default arising from failure to pay interest due on the Senior Subordinated Notes on December 17, 2007. The Forbearance Period has been extended several times on an as-needed basis. The Forbearance Agreement was most recently extended on May 9, 2008, is currently applicable to holders of 77% of the Senior Subordinated Notes and 62.5% of the Second Lien Notes, and the Forbearance Period thereunder will expire on June 2, 2008 unless earlier terminated in accordance with its terms as described in the Company’s Form 8-K filed on March 27, 2008.
If the Company is unable to consummate, or unable timely to consummate, the Restructuring as set out above or otherwise prevent the aforementioned events of default, it would likely need to seek to restructure under Chapter 11 of the U.S. Bankruptcy Code. The foregoing events raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments arising from this uncertainty.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None
Item 3. Defaults Upon Senior Securities. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations; Liquidity and Capital Resources”.
Item 4. Submission of Matters to a Vote of Securities holders. Not applicable
Item 5. Other Information. None
Item 6. Exhibits
     (a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of Tekni-Plex, Inc.(3)

3.2	Amended and Restated By-laws of Tekni-Plex, Inc.(1)

3.3	Certificate of Incorporation of PureTec Corporation.(1)

3.4	By-laws of PureTec Corporation.(1)

3.5	Certificate of Incorporation of Tri-Seal Holdings, Inc.(1)

3.6	By-laws of Tri-Seal Holding, Inc.(1)

3.7	Certificate of Incorporation of Natvar Holdings,Inc.(1)

3.8	By-laws of Natvar Holdings, Inc.(1)

3.9	Certificate of Incorporation of Plastic Specialties and Technologies, Inc.(1)

3.10	By-laws of Plastic Specialties and Technologies, Inc.(1)

3.11	Certificate of Incorporation of Plastic Specialties and Technologies Investments, Inc.(1)

3.12	By-laws of Plastic Specialties and Technologies Investments, Inc.(1)

3.13	Certificate of Incorporation of Burlington Resins, Inc.(1)

3.14	By-laws of Burlington Resins, Inc.(1)

3.15	Certificate of Incorporation of TPI Acquisition Subsidiary, Inc.(2)

3.16	By-laws of TPI Acquisition Subsidiary, Inc.(2)

3.17	Certificate of Incorporation of Distributors Recycling, Inc.(1)

3.18	By-laws of Distributors Recycling, Inc.(1)

3.19	Certificate of Incorporation of Tekni-Plex-Elm Acquisition Subsidiary, Inc.(2)

3.20	By-laws of TP-Elm Acquisition Subsidiary, Inc.(2)

4.1	Fourth Supplemental Indenture, dated as of February 14, 2008, to the Indenture dated as of June 21, 2000, by and among Tekni-Plex, Inc., each of the guarantors party thereto and U.S. Bank National Association, as successor trustee.(4)

4.2	Waiver, dated as of February 15, 2008, under the Indenture governing the Company’s 8.75% Senior Secured Notes due 2013.(4)

10.1	Amended and Restated Credit Agreement, dated as of February 14, 2008, among Tekni-Plex, Inc., the lenders and issuers party thereto, Citicorp USA, Inc., as administrative agent, and General Electric Capital Corp., as syndication agent.(4)

10.2	Amendment No. 1, dated as of February 14, 2008, to the Forbearance Agreement, dated as of January 16, 2008, by and among Tekni-Plex, Inc., each of its subsidiaries identified on the signature pages thereof, and various other parties.(4)

10.3	Amendment No. 2, dated as of March 14, 2008, to the Forbearance Agreement, dated as of January 16, 2008, as amended, by and among Tekni-Plex, Inc., each of its subsidiaries identified on the signature pages thereof, and various other parties. (5)

10.4	Amendment No. 3, dated as of March 27, 2008, to the Forbearance Agreement, dated as of January 16, 2008, as amended, by and among Tekni-Plex, Inc., each of its subsidiaries identified on the signature pages thereof, and various other parties. (6)

10.5	Restructuring Agreement, dated as of April 11, 2008, among Tekni-Plex, Inc., its domestic subsidiaries party thereto, and various other parties. (7)

10.6	Amendment No. 1, dated as of May 12, 2008, to the Amended and Restated Credit Agreement, dated as of February 14, 2008, by and among Tekni-Plex, Inc., each of the Subsidiaries of the Tekni-Plex, Inc. listed on the signature pages thereof, Citicorp USA, Inc., as Administrative Agent, General Electric Capital Corporation, as Syndication Agent, and the lenders party thereto.

31.1	Certification of Chairman and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chairman and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-43800) filed on August 15, 2000.

(2)	Filed previously as an Exhibit to our Registration Statement on Form S-4 (File No. 333-98561) filed on August 22, 2002.

(3)	Filed previously as an Exhibit to our Registration Statement on Form S-4/A (File No. 333-111778) filed on July 13, 2005.

(4)	Filed previously as an Exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on February 21, 2008.

(5)	Filed previously as an Exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on March 17, 2008.

(6)	Filed previously as an Exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on March 28, 2008.

(7)	Filed previously as an Exhibit to our Current Report on Form 8-K (File No. 333-28157) filed on April 11, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
TEKNI-PLEX, INC.
May 12, 2008

By:	/s/ F. Patrick Smith
F. Patrick Smith
Chairman of the Board and Chief Executive Officer

By:	/s/ James E. Condon
James E. Condon
Vice President and Chief Financial Officer